Form 10-Q
period 2008-03-31
Real Goods Solar, Inc.
filed 2008-06-17
CIK 1425565

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

Commission File Number 001-34044

REAL GOODS SOLAR, INC.

(Exact name of registrant as specified in its charter)

COLORADO	26-1851813
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

833 W. SOUTH BOULDER ROAD

LOUISVILLE, COLORADO 80027-2452

(Address of principal executive offices)

(303) 222-8400

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☒            Smaller reporting company  ☐

                                                                                                                               ( Do not check if a smaller reporting company )

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at June 12, 2008
Class A Common Stock ($.0001 par value)	13,626,707
Class B Common Stock ($.0001 par value)	2,153,293

REAL GOODS SOLAR, INC.

FORM 10-Q

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report may contain forward-looking statements that involve risks and uncertainties. When used in discussion, the words “anticipate,” “believe,” “plan,” “estimate,” “expect,” “strive,” “future,” “intend” and similar expressions as they relate to us are intended to identify such forward-looking statements. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures about Market Risk”, “Risk Factors” and elsewhere in this report. Risks and uncertainties that could cause actual results to differ include, without limitation, general economic conditions, competition, loss of key personnel, pricing, brand reputation, consumer trends, acquisitions, new initiatives undertaken by us, security and information systems, legal liability for website content, merchandise supply problems, failure of third parties to provide adequate service, our reliance on centralized customer service, overstocks and merchandise returns, our reliance on a centralized fulfillment center, increases in postage and shipping costs, E-commerce trends, future Internet related taxes, our majority shareholders’ control of us, fluctuations in quarterly operating results, customer interest in our products, the effect of government regulation and other risks and uncertainties included in our filings with the Securities and Exchange Commission. We caution you that no forward-looking statement is a guarantee of future performance, and you should not place undue reliance on these forward-looking statements which reflect our view only as of the date of this report. We undertake no obligation to update any forward-looking information.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Unaudited Interim Condensed Consolidated Financial Statements

We have prepared our unaudited interim condensed consolidated financial statements included herein have been prepared by us pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to these rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In our opinion, the unaudited interim condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly, in all material respects, our consolidated financial position as of March 31, 2008, the interim results of operations for the three months ended March 31, 2008 and 2007, and cash flows for the three months ended March 31, 2008 and 2007. These interim statements have not been audited. The balance sheet as of December 31, 2007 was derived from our audited consolidated financial statements included in our Registration Statement on Form S-1 (Registration No. 333-149092), which was declared effective May 7, 2008. The interim condensed consolidated financial statements contained herein should be read in conjunction with our audited financial statements, including the notes thereto, for the year ended December 31, 2007.

REAL GOODS SOLAR, INC.

Condensed consolidated balance sheets

(in thousands, except share and per share data)	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,609	$542
Accounts receivable, net	3,787	3,632
Inventory	3,982	2,454
Deferred costs on uncompleted contracts	1,172	992
Deferred advertising costs	518	277
Deferred tax assets	171	154
Other current assets	138	19

Total current assets	11,377	8,070

Property and equipment, net	4,426	4,382
Goodwill and other intangibles, net	8,828	6,094
Deferred tax assets	2,376	2,324
Other assets	493	116

Total assets	$27,500	$20,986

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,116	$1,275
Accrued liabilities	110	421
Deferred revenue on uncompleted contracts	1,531	1,354
Payable to Gaiam	23,017	16,286

Total current liabilities	25,774	19,336

Minority interest	381	—

Commitments and contingencies

Shareholders’ equity:
Class A common stock, $.0001 par value, 150,000,000 shares authorized, 7,846,707 shares and no shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	1	—
Class B common stock, $.0001 par value, 50,000,000 shares authorized, 2,153,293 shares and no shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	—	—
Additional paid-in capital	2,150	2,150
Accumulated deficit	(806)	(500)

Total shareholders’ equity	1,345	1,650

Total liabilities and shareholders’ equity	$27,500	$20,986

See accompanying notes to the interim condensed consolidated financial statements.

REAL GOODS SOLAR, INC.

Condensed consolidated statements of operations

	For the Three Months Ended March 31,
(in thousands, except per share data)	2008	2007
	(unaudited)
Net revenue	$6,568	$4,364
Cost of goods sold	4,731	2,876

Gross profit	1,837	1,488

Expenses:
Selling and operating	2,056	1,329
General and administrative	270	87

Total expenses	2,326	1,416

Income (loss) before income taxes and minority interest	(489)	72

Income tax expense (benefit)	(192)	32
Minority interest in net income of a consolidated subsidiary, net of tax	(9)	—

Net income (loss)	$(306)	$40

Net income (loss) per share:
Basic and diluted	$(0.03)	$—

Weighted average shares outstanding:
Basic and diluted	10,000	10,000

See accompanying notes to the interim condensed consolidated financial statements.

REAL GOODS SOLAR, INC.

Condensed consolidated statements of cash flows

	For the Three Months Ended March 31,
(in thousands)	2008	2007
	(unaudited)
Operating activities
Net income (loss)	$(306)	$40
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	46	20
Amortization	11	—
Minority interest in a consolidated subsidiary	9	—
Deferred income tax expense (benefit)	(68)	47
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(155)	505
Inventory	(268)	(240)
Deferred costs on uncompleted contracts and advertising	(227)	(33)
Other current assets	(9)	21
Accounts payable	(1,059)	(53)
Accrued liabilities and deferred revenue on uncompleted contracts	(275)	(372)

Net cash used in operating activities	(2,301)	(65)

Investing activities
Purchase of property and equipment	(14)	(7)
Purchase of business, net of proceeds from sale of minority interest	(2,875)	—

Net cash used in investing activities	(2,889)	(7)

Financing activities
Prepaid initial public offering fees	(474)	—
Proceeds from borrowings from Gaiam	6,731	516

Net cash provided by financing activities	6,257	516

Net change in cash and cash equivalents	1,067	444
Cash and cash equivalents at beginning of period	542	248

Cash and cash equivalents at end of period	$1,609	$692

See accompanying notes to the interim condensed consolidated financial statements

Notes to interim condensed consolidated financial statements

1.	Organization, Nature of Operations, and Principles of Consolidation

We are a leading residential solar energy integrator. We were incorporated in Colorado on January 29, 2008 under the name Real Goods Solar, Inc. (“Real Goods”, “we”, “us”, or “our”). As of March 31, 2008 we were a wholly owned subsidiary of Gaiam, Inc. (“Gaiam” or the “Parent”). Our initial public offering of common stock occurred on May 7, 2008. The accompanying unaudited interim condensed consolidated financial statements represent the solar energy business of Gaiam and its subsidiaries as though the transfer of such business and the related net assets had been transferred to us on January 1, 2007.

Until our initial public offering, we were not operating as a separate business within Gaiam. Accordingly, the unaudited interim condensed consolidated financial statements have been prepared on a “carve-out” basis. The unaudited interim condensed consolidated financial statements have been prepared in accordance with Regulation S-X, Article 3, General instructions to financial statements, and Staff Accounting Bulletin Topic 1-B1, Costs reflected in historical financial statements (“SAB 1-B1”). The accompanying unaudited interim condensed consolidated financial statements include allocations of certain Gaiam expenses, including costs of fulfillment, customer service, financial, and other administrative services. The expense allocations have been determined on bases that Gaiam and we consider to be reasonable reflections of the utilization of services provided or the benefits received by us.

The unaudited interim condensed consolidated financial statements include the accounts of Real Goods and its majority-owned or otherwise controlled subsidiaries. We have prepared the accompanying unaudited interim condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States, or GAAP, and they include our accounts and those of our subsidiaries. Intercompany transactions and balances have been eliminated. Minority interests in operations of consolidated subsidiaries represents the minority holders’ percentage share of income or losses from the subsidiaries in which we hold a majority, but less than 100 percent, ownership interest and consolidate the subsidiaries’ results in our unaudited interim condensed consolidated financial statements. We have included the results of operations of acquired companies from the date of acquisition.

The unaudited condensed consolidated financial position, results of operations and cash flows for the interim periods disclosed in this report are not necessarily indicative of future financial results.

2.	Significant Accounting Policies

No changes were made to our significant accounting policies during the three months ended March 31, 2008, except for the adoption of Financial Accounting Standards Board, or FASB, Statement No. 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. The implementation of SFAS 157 did not have a material impact on our unaudited interim condensed consolidated financial statements for the quarter ended March 31, 2008.

Use of Estimates and Reclassifications

The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the amounts reported in the accompanying financial statements and disclosures. Although we base these estimates on our best knowledge of current events and actions that we may undertake in the future, actual results may be different from the estimates.

Recently Issued Accounting Pronouncements

On March 19, 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement 133. SFAS 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedge items are accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Specifically, SFAS 161 requires:

•	disclosure of the objectives for using derivative instruments in terms of underlying risk and accounting designation;

•	disclosure of the fair values of derivative instruments and their gains and losses in a tabular format;

•	disclosure of information about credit-risk-related contingent features; and

•	cross-reference from the derivative footnote to other footnotes in which derivative-related information is disclosed.

SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Early adoption is encouraged. We will adopt the provisions of SFAS 161 in our fiscal year commencing January 1, 2009. We currently believe that adoption of the provisions of SFAS 161 will not have a material impact on our consolidated financial statements.

3.	Shareholders’ Equity and Warrants

As part of the contingent consideration for the acquisition of Carlson Solar, Inc., on January 1, 2008 we issued seven-year warrants to purchase 30,000 shares of our Class A common stock at an exercise price of $3.20 per share. On November 1, 2007, as part of the contingent consideration for the acquisition of Marin Solar, we issued seven-year warrants to purchase 40,000 shares of our Class A common stock at an exercise price of $3.20 per share. See Note 6, Mergers and Acquisitions.

On March 21, 2008, Gaiam converted 7,846,707 shares of our Class B common stock into Class A common stock.

4.	Share-Based Payments

Our predecessor granted stock options at $0.20 per share that we assumed on January 31, 2008 at an exercise price of $3.20 per share. The options assumed are for our Class A common stock and have a total cost of $0.5 million. These options vested 50% on May 13, 2008 when our initial public offering was consummated (see Note 7, Subsequent Events) and this vested portion will be recorded as an offering expense. The remaining options vest 2% each month after May 2008.

5.	Net Income (Loss) Per Share

In accordance with SFAS No. 128, Earnings Per Share, we compute net income (loss) per share by dividing the net income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share reflects the potential dilution that could occur if options or warrants to acquire shares of our Class A common stock were exercised. Common share equivalents of 370,000 shares have been omitted from net income (loss) per share for the first quarter of 2008, as they are anti-dilutive. Net income (loss) per share is calculated as if the 10,000,000 shares of Class B common stock, which were issued by us to Gaiam on January 29, 2008, were issued on January 1, 2007.

6.	Mergers and Acquisitions

On January 1, 2008, our Real Goods Carlson Inc. subsidiary acquired certain assets of and assumed certain liabilities from Carlson Solar for $3.2 million in cash, plus direct acquisition costs of approximately $0.2 million. Simultaneously, on the same date, we sold 11.6% of our Real Goods Carlson Inc. subsidiary for $0.4 million at the same valuation. We acquired Carlson Solar in order to expand our geographic presence and establish a sales office in the sizable Southern California solar installation market. The Carlson Solar assets acquired were determined to have all inputs and processes necessary for the transferred assets to continue to conduct normal operations after acquisition; accordingly, the purchase price was treated as a business combination pursuant to SFAS No. 141, Business Combinations. As additional contingent consideration, we granted to the sellers warrants to purchase 30,000 shares of our Class A common stock at an exercise price of $3.20 per share, for a total estimated cost of $0.1 million, which, along with the 40,000 warrants granted to the sellers of Marin Solar at a total cost of $0.1 million, vested 50% on May 13, 2008 when our initial public offering was consummated (see Note 7, Subsequent Events). Accordingly, we will recognize these vested warrants as additions to their respective purchase prices and allocate their costs to goodwill and other intangibles, as appropriate. The remaining warrants vest 2% each month after May 2008.

The following table summarizes the estimated fair values of the Carlson Solar assets acquired and liabilities assumed at the date of acquisition. Goodwill is expected to be deductible for tax purposes.

(in thousands)	January 1, 2008
Current assets	$1,466
Property and equipment	75
Goodwill and intangible assets	2,678

Total assets acquired	4,219

Current liabilities	775

Net assets acquired	$3,444

On November 1, 2007, we purchased 100% ownership of Marin Solar. The purchase agreement provides for additional consideration contingent upon the amount of revenue generated from certain potential customers and the collection of certain rebates. We have not yet recognized any of this contingent consideration because its amount is not determinable beyond a reasonable doubt.

We are still in the process of preparing valuations of certain intangible assets; thus, the allocation of the purchase prices for Marin Solar and Carlson Solar are subject to refinement. We have included results from operations of these acquired companies in our condensed consolidated financial statements from their respective effective acquisition dates.

The following is supplemental unaudited interim pro forma information for the Carlson Solar acquisition as if we had acquired this business on January 1, 2007. The pro forma adjustments are based on currently available information and upon assumptions that we believe are reasonable in order to reflect, on a pro forma basis, the impact of this acquisition on our historical financial information.

(in thousands, except per share data)	Three Months Ended March 31, 2007
(unaudited)
Net revenue (1)	$7,230

Net income	$373

Net income per share – basic and diluted	$0.04

(1)	Pro forma net revenue for the first quarter of 2007, typically our seasonally weakest quarter, represented 31% of total net revenue for the calendar year as compared to 19% and 17% for the same period of 2006 and 2005, respectively. The most significant reason for the disproportionate first quarter net revenues was an unusually strong quarter at Carlson Solar, which represented approximately 48% of their net revenue for the calendar year. This performance was primarily driven by the completion of a couple of large commercial projects during the quarter. In addition, net revenues during the first quarter 2007 were particularly strong across the Company due to significant consumer demand towards the end of 2006, resulting in strong installation volume in the first quarter of 2007. This demand was partially driven by a pending decline in the amount of the California rebate, a change in administration of California rebates, newly available federal tax credits and our associated marketing campaigns designed to take advantage of these changes.

7.	Subsequent Events

In May 2008, we consummated our initial public offering of 5.5 million shares of our Class A common stock which we sold at $10 per share for total offering proceeds of $55 million, prior to underwriters commissions and offering expenses. Approximately $19.8 million of the net proceeds, plus 2008 additional borrowings of $3.2 million, were used to repay amounts owed to Gaiam. The repayment to Gaiam includes additional borrowings in 2008. The shares began trading May 8, 2008 on the NASDAQ Global Market under the ticker symbol “RSOL.” Upon consummation of our initial public offering, we ceased to be a member of Gaiam’s consolidated group for federal income tax purposes and to the extent we become entitled to utilize loss carryforwards from our separate tax returns, we will distribute to Gaiam the tax effect (estimated to be 34% for federal income tax purposes) of the amount of such tax loss carryforwards so utilized. Accordingly, we will be recognizing a valuation allowance against all of our tax loss carryforwards as of the effective date of the tax sharing agreement.

On May 23, 2008, we exchanged 280,000 shares of our Class A common stock for our current President’s 11.6% ownership in one of our acquisitions.

Item 2.	Management’s discussion and analysis of financial condition and results of operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this document. This section is designed to provide information that will assist readers in understanding our condensed consolidated financial statements, changes in certain items in those statements from period to period, the primary factors that caused those changes and how certain accounting principles, policies and estimates affect the condensed consolidated financial statements.

Overview

We are a leading residential solar energy integrator. We offer turnkey services to our solar energy system customers, including design, procurement, permitting, build-out, grid connection, financing referrals and warranty and customer satisfaction activities. Our solar energy systems use high-quality solar PV modules from manufacturers such as Sharp, SunPower and Kyocera Solar. We use proven technologies and techniques to help customers achieve meaningful savings by reducing their utility costs. In addition, we help customers lower their emissions output and reliance upon fossil fuel energy sources.

We have 30 years of experience in residential solar energy and believe we have installed more residential solar energy systems in the United States than any other company, including more than 2,500 residential and small commercial solar energy systems. In addition, we have sold a variety of solar products to more than 30,000 customers since our founding.

Our focused customer acquisition approach and our efficiency in converting leads into customers enable us to have what we believe are low customer acquisition costs. We believe that our Real Goods brand has a national reputation for the highest quality customer service in the solar energy market, which leads to a significant number of word-of-mouth referrals and new customers. We also generate leads by selling solar and other renewable energy and sustainable living products and resources through our nationally distributed catalog and website, including books and DVDs on renewable energy and sustainable living, products for solar and other water heating, green building products and systems, air purification products, water conservation and purification products, and other solar and sustainable living related products. Our Solar Living Center in Hopland, California features interactive demonstrations for renewable energy and environmentally sensible technologies and is the largest facility of its kind, with approximately 2 million visitors since it opened in 1996.

Results of Operations

The following table sets forth certain financial data as a percentage of revenue for the periods indicated:

	Three Months Ended March 31,
	2008	2007
Net revenue	100.0%	100.0%
Cost of goods sold	72.0%	65.9%

Gross profit	28.0%	34.1%

Expenses:
Selling and operating	31.3%	30.5%
General and administrative	4.1%	2.0%

Total expenses	35.4%	32.5%

Income (loss) before income taxes and minority interest	-7.4%	1.6%

Income tax expense (benefit)	-2.8%	0.7%
Minority interest in net income of a consolidated subsidiary, net of tax	-0.1%	—%

Net income (loss)	-4.7%	0.9%

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Net revenue. Net revenue increased $2.2 million, or 50.5%, to $6.6 million during the first quarter of 2008 from $4.4 million during the first quarter of 2007. This increase in net revenue is primarily the result of our acquisitions of Marin Solar in the fourth quarter of 2007 and Carlson Solar in the first quarter of 2008.

Gross profit. Gross profit increased $0.3 million, or 23.5%, to $1.8 million during the first quarter of 2008 from $1.5 million during the first quarter of 2007. As a percentage of net revenue, gross profit decreased to 28.0% during the first quarter of 2008 from 34.1% during the first quarter of 2007. The decrease in gross profit percentage partially reflects the acquisition of Marin Solar, which had larger average installation sizes that traditionally produce lower gross profit margins.

Selling and operating expenses. Selling and operating expenses increased $0.7 million, or 54.7%, to $2.1 million during the first quarter of 2008 from $1.3 million during the first quarter of 2007. As a percentage of net revenue, selling and operating expenses increased to 31.3% during the first quarter of 2008 from 30.5% during the first quarter of 2007. The increase in selling and operating expenses resulted primarily from the addition of costs associated with the acquisitions of Marin Solar and Carlson Solar.

General and administrative expenses. General and administrative expenses increased $0.2 million to $0.3 million during the first quarter of 2008 from $0.1 million during the first quarter of 2007. As of percentage of net revenue, general and administrative expenses increased to 4.1% during the first quarter of 2008 from 2.0% during the first quarter of 2007, reflecting an increase in our infrastructure to support our recent acquisitions and growth strategy.

Net income (loss). As a result of the above factors, net income decreased $346,000 to a net loss of $306,000 during the first quarter of 2008 from net income of $40,000 during the first quarter of 2007. Net income per share decreased $0.03 to a net loss of $0.03 per share during the first quarter of 2008 from net income of nil per share during the first quarter of 2007.

Seasonality

Our quarterly net revenue and operating results for solar energy system installations are difficult to predict and have in the past and may in the future fluctuate from quarter to quarter as a result of changes in state, federal, or private utility company subsidies, as well as weather and other factors. We have historically experienced seasonality in our solar installation business, with the first quarter representing our slowest installation quarter of the year. Additionally, the fourth quarter is often impacted by unfavorable weather in certain geographic regions. Much of the seasonality in the business in previous quarters has been offset by changes in government activities as well as strong organic growth.

Liquidity and Capital Resources

Our capital needs arise from working capital required to fund our purchases of solar PV modules and inverters, capital related to acquisitions of new businesses, replacements, expansions and improvements to our infrastructure, and future growth. These capital requirements depend on numerous factors, including business acquisitions, the ability to attract new solar energy system installation customers, market acceptance of our product offerings, the level of expenditures for sales and marketing, the level of investment in support systems and facilities and other factors. The timing and amount of these capital requirements are variable and cannot accurately be predicted. We did not have any material commitments for capital expenditures as of March 31, 2008, and we do not presently have any plans for future material capital expenditures. We plan to continue to pursue business acquisition and other opportunities to expand our sales territories, technologies and products, and increase our sales and marketing programs as needed.

Cash Flows

The following table summarizes our primary sources (uses) of cash during the periods presented:

	Three Months Ended March 31,
(in thousands)	2008	2007
Net cash provided by (used in):
Operating activities	$(2,301)	$(65)
Investing activities	(2,889)	(7)
Financing activities	6,257	516

Net increase in cash and cash equivalents	$1,067	$444

Operating activities. Our operating activities used net cash of $2.3 million and $0.1 million during the first quarters of 2008 and 2007, respectively. Our net cash used in operating activities during the first quarter of 2008 was primarily attributable to decreased accounts payable and accrued liabilities of $1.3 million, the majority of which represented the settlement, in the normal course of business, of liabilities assumed as part of the Marin Solar and Carlson Solar acquisitions, increased accounts receivable and deferred costs of $0.4 million, and the net loss and other noncash adjustments of $0.3 million. Our net cash used in operating activities during the first quarter of 2007 was primarily due to uses of funds resulting from decreased accounts payable and liabilities of $0.4 million and increased inventory of $0.2 million, partially offset by cash provided by decreased accounts receivable of $0.5 million.

Investing activities. Our investing activities used net cash of $2.9 million and $7,000 during the first quarters of 2008 and 2007, respectively. The cash used in investing activities during the first quarter of 2008 was used primarily to acquire Carlson Solar on January 1, 2008 for a net $2.9 million.

Financing activities. Our financing activities provided net cash of $6.3 million and $0.5 million during the first quarters of 2008 and 2007, respectively. The financing provided during the first quarters of both 2008 and 2007 primarily reflects borrowings from our Parent of $6.7 million and $0.5 million, respectively, which were used to acquire Carlson Solar in January 2008 and fund our daily operations. In May 2008, we repaid the balance owed to our Parent with proceeds from our initial public offering. See Note 7, Subsequent Events, in our notes to interim condensed consolidated financial statements. The first quarter of 2008 also reflects prepayments of initial public offering fees of $0.5 million that ultimately will be offset against the proceeds from the consummation of our initial public offering.

We believe our available cash, cash expected to be generated from operations, and cash generated by the sale of Class A common stock should be sufficient to fund our business for the foreseeable future. However, our projected cash needs may change as a result of possible acquisitions, unforeseen operational difficulties, or other factors.

In the normal course of our business, we investigate, evaluate and discuss acquisition, joint venture, minority investment, strategic relationship and other business combination opportunities in the solar energy markets. For any future investment, acquisition, or joint venture opportunities, we may consider using then-available liquidity, issuing equity securities, or incurring additional indebtedness.

Off-Balance Sheet Arrangements

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as special purpose entities or variable interest entities, which have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes.

Contractual Obligations

We have commitments under operating leases, our payable to Gaiam, and various service agreements with Gaiam, but do not have any outstanding commitments under long-term debt obligations or purchase obligations. The following table shows our commitments to make future payments under operating leases and our payable to Gaiam:

(in thousands)	Total	< 1 year	1-3 years	3-5 years	> 5 yrs
Operating lease obligations	$421	$204	$217	$—	$—
Payable to Gaiam(1)	23,017	23,017	—	—	—

Totals	$23,438	$23,221	$217	$0	$0

(1)

Represents the balance of our intercompany payable to our parent, Gaiam. We have no formal written loan agreement with Gaiam regarding our intercompany payable. In May 2008, we repaid the entire balance with the proceeds from our initial public offering. See Note 7, Subsequent Events, in our notes to interim condensed consolidated financial statements.

After May 13, 2008, the date we ceased to be a member of Gaiam’s consolidated group for federal income tax purposes and to the extent we become entitled to utilize loss carryforwards from our separate tax returns, we will distribute to Gaiam the tax effect (estimated to be 34% for federal income tax purposes) of the amount of such tax loss carryforwards so utilized. Accordingly, we will be recognizing a valuation allowance against all of our tax loss carryforwards as of the effective date of the tax sharing agreement. As of March 31, 2008, such potential future payments to Gaiam, which would be made over a period of several years, aggregated to approximately $2.7 million.

Risk Factors

We wish to caution you that there are risks and uncertainties that could cause our actual results to be materially different from those indicated by forward looking statements that we make from time to time in filings with the Securities and Exchange Commission, news releases, reports, proxy statements, registration statements and other written communications as well as oral forward looking statements made from time to time by our representatives. These risks and uncertainties include, but are not limited to, those risks listed in our Registration Statement on Form S-1 (Registration No. 333-149092) which was declared effective May 7, 2008. Additional risks and uncertainties that we currently deem immaterial may also impair our business operations, and historical results are not necessarily an indication of the future results. Except for the historical information contained herein, the matters discussed in this analysis are forward-looking statements that involve risk and uncertainties, including, but not limited to, general economic and business conditions, competition, pricing, brand reputation, consumer trends, and other factors which are often beyond our control. We do not undertake any obligation to update forward-looking statements except as required by law.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks, which include foreign exchange rates and changes in U.S. interest rates. We do not engage in financial transactions for trading or speculative purposes.

We purchase a significant amount of renewable energy and organic product inventory from vendors outside of the United States in transactions that are primarily U.S. dollar denominated transactions. Since the percentage of our international purchases denominated in currencies other than the U.S. dollar is small, any currency risks related to these transactions are immaterial to us. However, a decline in the relative value of the U.S. dollar to other foreign currencies could lead to increased purchasing costs. In order to mitigate this exposure, we make virtually all of our purchase commitments in U.S. dollars.

Item 4T.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) of Real Goods Solar, Inc. at the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at the end of such period, the disclosure controls and procedures of Real Goods Solar, Inc. were effective in alerting them, on a timely basis, to material information required to be disclosed by us in the reports that we file or furnish under the Securities Exchange Act of 1934.

Changes in Internal Control over Financial Reporting

Not required.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we are involved in legal proceedings that we consider to be in the normal course of business. We do not believe that any of these proceedings will have a material adverse effect on our business.

Item 1A.	Risk Factors

For a discussion of risk factors, see the information under the heading “Risk Factors” in our Registration Statement on Form S-1 (Registration No. 333-149092) which was declared effective May 7, 2008. There have been no material changes to these risk factors.

Item 2.	Sales of Unregistered Securities and Use of Proceeds

Issuance of Unregistered Securities

Upon our incorporation on January 29, 2008, we issued 10,000,000 unregistered shares of our Class B common stock, par value $0.0001 per share, to Gaiam, Inc. in exchange for Gaiam’s contribution to us of our business and assets. On March 21, 2008, Gaiam converted 7,846,707 shares of our Class B common stock into an equivalent number of unregistered shares of our Class A common stock. These transactions were not subject to the registration requirements of the Securities Act pursuant to the exemption provided by Section 4(2) thereof, as transactions by an issuer not involving a public offering. We did not pay or give, directly or indirectly, any commission or other remuneration, including underwriting discounts or commissions, in connection with the issuance of securities listed above. In addition, the share certificates issued in the above transactions bear a restrictive legend permitting the transfer thereof only in compliance with applicable securities laws. Gaiam represented to us its intention to acquire the securities for investment only and not with view to or for sale in connection with any distribution thereof. Gaiam had adequate access, through its relationship with us or through other access to information provided by us, to information about us.

Initial Public Offering

On May 8, 2008, we made our initial public offering of Class A common stock, par value $0.0001 per share, pursuant to our Registration Statement on Form S-1, as amended (Reg. No. 333-149092) that was declared effective on May 7, 2008. We sold 5,500,000 shares of Class A common stock in the offering at a per share price of $10.00 for an aggregate offering price of $55 million. ThinkPanmure, LLC acted as bookrunning lead manager of this offering. Canaccord Adams Inc. and Broadpoint Capital, Inc. acted as co-managers.

The net proceeds of the offering to Real Goods Solar were approximately $48.4 million, determined as follows:

Aggregate offering proceeds to Real Goods Solar	$55,000,000

Underwriting discounts and commissions	3,850,000
Other fees and expenses*	2,800,000

Total expenses*	$6,650,000

Net proceeds to Real Goods Solar*	$48,350,000

*	Amounts represent a reasonable estimate.

None of the proceeds of the offering were paid to our directors or officers, or any of their associates, to persons holding 10% or more of any class of our equity securities or to any of our affiliates.

We used approximately $23 million of the net proceeds to repay amounts owed to Gaiam for acquisitions and expansion of our business. The repayment to Gaiam includes additional borrowings in 2008. We have no formal written loan agreement with Gaiam regarding our intercompany payable, and it has no maturity date. Gaiam historically did not charge us interest on this intercompany payable. While we do not currently have a specific plan for the use of the balance of the net proceeds, we expect to use such proceeds for our working capital needs and general corporate purposes, which may include future acquisitions of businesses.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

On January 31, 2008, Gaiam, as the holder of all our outstanding voting securities, took action by written consent to approve our 2008 Long-Term Incentive Plan and the related forms of stock option agreements and to approve the assumption of certain stock options from our predecessor.

Item 5.	Other Information

None.

Item 6.	Exhibits

a)	Exhibits.

Exhibit No.	Description

3.1	Articles of Incorporation of Real Goods Solar, Inc. (incorporated by reference to Exhibit 3.1 of Amendment No. 1 to Real Goods’ Registration Statement on Form S-1 (No. 333-149092) filed with the Commission on March 28, 2008).

3.2	Bylaws of Real Goods Solar, Inc. (incorporated by reference to Exhibit 3.2 of Amendment No. 1 to Real Goods’ Registration Statement on Form S-1 (No. 333-149092) filed with the Commission on March 28, 2008).

4.1	Form of Real Goods Solar, Inc. Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Amendment No. 5 to Real Goods’ Registration Statement on Form S-1 (No. 333-149092) filed with the Commission on May 2, 2008).

10.1	Real Goods Solar, Inc. 2008 Long-Term Incentive Plan † (incorporated by reference to Exhibit 10.1 of Amendment No. 1 to Real Goods’ Registration Statement on Form S-1 (No. 333-149092) filed with the Commission on March 28, 2008).

10.2	Form of Real Goods Solar, Inc. Employee Stock Option Agreement † (incorporated by reference to Exhibit 10.2 of Amendment No. 1 to Real Goods’ Registration Statement on Form S-1 (No. 333-149092) filed with the Commission on March 28, 2008).

10.3	Stock Purchase Agreement by and among Marin Solar, Inc., Roy Phillips, Jan Phillips and Real Goods Marin, Inc.* (incorporated by reference to Exhibit 10.3 of Amendment No. 4 to Real Goods’ Registration Statement on Form S-1 (No. 333-149092) filed with the Commission on April 30, 2008).

10.4	Asset Purchase Agreement among Carlson Solar, Mary Carlson, Scott Carlson, Brittany Carlson, Brandon Carlson and Real Goods Carlson, Inc.* (incorporated by reference to Exhibit 10.4 of Amendment No. 4 to Real Goods’ Registration Statement on Form S-1 (No. 333-149092) filed with the Commission on April 30, 2008).

10.5	Registration Rights Agreement (incorporated by reference to Exhibit 10.5 of Amendment No. 3 to Real Goods’ Registration Statement on Form S-1 (No. 333-149092) filed with the Commission on April 17, 2008).

10.6	Intercorporate Services Agreement (incorporated by reference to Exhibit 10.6 of Amendment No. 4 to Real Goods’ Registration Statement on Form S-1 (No. 333-149092) filed with the Commission on April 30, 2008).

10.7	Tax Sharing and Indemnification Agreement (incorporated by reference to Exhibit 10.7 of Amendment No. 3 to Real Goods’ Registration Statement on Form S-1 (No. 333-149092) filed with the Commission on April 17, 2008).

10.8	Agreement made as of February 27, 2008, by and between Real Goods Solar, Inc. and Erik Zech † (incorporated by reference to Exhibit 10.8 of Amendment No. 2 to Real Goods’ Registration Statement on Form S-1 (No. 333-149092) filed with the Commission on April 11, 2008).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

†	Indicates management contract or compensatory plan or arrangement.

*	Certain portions have been omitted pursuant to a request for confidential treatment and have been filed separately with the SEC.

Signatures

In accordance with the requirements of the Securities and Exchange Act, the registrant caused this report to be signed on its behalf, by the undersigned, thereunto duly authorized.

Real Goods Solar, Inc.
(Registrant)
June 17, 2008

By:	/s/ John Schaeffer
John Schaeffer
Chief Executive Officer

By:	/s/ Erik Zech
Erik Zech
President and Chief Financial Officer
(principal accounting officer)