Form 10-Q
period 2008-06-30
Real Goods Solar, Inc.
filed 2008-08-13
CIK 1425565

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
( Do not check if a smaller reporting company )

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 12, 2008
Class A Common Stock ($.0001 par value)	13,637,739
Class B Common Stock ($.0001 par value)	2,153,293

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

Unaudited Interim Condensed Consolidated Financial Statements

We have prepared our unaudited interim condensed consolidated financial statements included herein have been prepared by us pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to these rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In our opinion, the unaudited interim condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly, in all material respects, our consolidated financial position as of June 30, 2008, the interim results of operations for the three and six months ended June 30, 2008 and 2007, and cash flows for the six months ended June 30, 2008 and 2007. These interim statements have not been audited. The balance sheet as of December 31, 2007 was derived from our audited consolidated financial statements included in our Registration Statement on Form S-1 (Registration No. 333-149092), which was declared effective May 7, 2008. The interim condensed consolidated financial statements contained herein should be read in conjunction with our audited financial statements, including the notes thereto, for the year ended December 31, 2007.

REAL GOODS SOLAR, INC.

Condensed consolidated balance sheets

(in thousands, except share and per share data)	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$25,629	$542
Accounts receivable, net	4,911	3,632
Inventory	3,518	2,454
Deferred costs on uncompleted contracts	916	992
Deferred advertising costs	322	277
Deferred tax assets	—	154
Receivable from Gaiam	998	—
Other current assets	488	19

Total current assets	36,782	8,070

Property and equipment, net	4,443	4,382
Goodwill and other intangibles, net	10,476	6,094
Deferred tax assets	—	2,324
Other assets	30	116

Total assets	$51,731	$20,986

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,983	$1,275
Accrued liabilities	137	421
Deferred revenue on uncompleted contracts	351	1,354
Deferred tax liability	106	—
Payable to Gaiam	—	16,286

Total current liabilities	2,577	19,336

Commitments and contingencies

Shareholders’ equity:
Class A common stock, $.0001 par value, 150,000,000 shares authorized, 13,637,739 shares and no shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	1	—
Class B common stock, $.0001 par value, 50,000,000 shares authorized, 2,153,293 shares and no shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	—	—
Additional paid-in capital	49,986	2,150
Accumulated deficit	(833)	(500)

Total shareholders’ equity	49,154	1,650

Total liabilities and shareholders’ equity	$51,731	$20,986

See accompanying notes to the interim condensed consolidated financial statements.

REAL GOODS SOLAR, INC.

Condensed consolidated statements of operations

(in thousands, except per share data)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
	(unaudited)		(unaudited)
Net revenue	$8,841	$4,514	$15,409	$8,878
Cost of goods sold	6,203	2,751	10,934	5,627

Gross profit	2,638	1,763	4,475	3,251

Expenses:
Selling and operating	2,459	1,435	4,515	2,764
General and administrative	311	53	581	140

Total expenses	2,770	1,488	5,096	2,904

Income (loss) from operations	(132)	275	(621)	347

Interest income	84	—	84	—

Income (loss) before income taxes and minority interest	(48)	275	(537)	347

Income tax expense (benefit)	(17)	124	(209)	156
Minority interest in net (income) loss of consolidated subsidiaries, net of tax	4	—	(5)	—

Net income (loss)	$(27)	$151	$(333)	$191

Net income (loss) per share:
Basic	$0.00	$0.02	$(0.03)	$0.02

Diluted	$0.00	$0.02	$(0.03)	$0.02

Shares used in computing net income (loss) per share:
Basic	13,085	10,000	11,551	10,000

Diluted	13,085	10,000	11,551	10,000

See accompanying notes to the interim condensed consolidated financial statements.

REAL GOODS SOLAR, INC.

Condensed consolidated statements of cash flows

	For the Six Months Ended June 30,
(in thousands)	2008	2007
	(unaudited)
Operating activities
Net income (loss)	$(333)	$191
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation	92	40
Amortization	59	—
Minority interest in a consolidated subsidiary	5	—
Deferred income tax expense	132	158
Share-based compensation expense	34	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(1,279)	513
Inventory	196	120
Deferred costs on uncompleted contracts and advertising	223	238
Other current assets	(204)	—
Accounts payable	(191)	(43)
Accrued liabilities and deferred revenue on uncompleted contracts	(1,530)	(372)

Net cash (used in) provided by operating activities	(2,796)	845

Investing activities
Purchase of property and equipment	(78)	(7)
Purchase of business, net of proceeds from sale of minority interest	(2,910)	—

Net cash used in investing activities	(2,988)	(7)

Financing activities
Proceeds from IPO, net	48,154	—
Repayment of borrowings from Gaiam, net	(17,283)	(769)

Net cash provided by (used in) financing activities	30,871	(769)

Net change in cash and cash equivalents	25,087	69
Cash and cash equivalents at beginning of period	542	248

Cash and cash equivalents at end of period	$25,629	$317

Supplemental cash flow information
Common stock issued for acquisitions	$1,876	$—

See accompanying notes to the interim condensed consolidated financial statements

Notes to interim condensed consolidated financial statements

1.	Organization, Nature of Operations, and Principles of Consolidation

We are a leading residential solar energy integrator. We were incorporated in Colorado on January 29, 2008 under the name Real Goods Solar, Inc. (“Real Goods”, “we”, “us”, or “our”). As of June 30, 2008 we were 63.3% owned by Gaiam, Inc. (“Gaiam”). Our initial public offering of common stock occurred on May 7, 2008. The accompanying unaudited interim condensed consolidated financial statements represent the solar energy business of Gaiam and its subsidiaries as though the transfer of such business and the related net assets occurred on January 1, 2007.

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

The unaudited interim condensed consolidated financial statements include the accounts of Real Goods and its majority-owned or otherwise controlled subsidiaries. We have prepared the accompanying unaudited interim condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States, or GAAP, and they include our accounts and those of our subsidiaries. Intercompany transactions and balances have been eliminated. Minority interests in operations of consolidated subsidiaries represents the minority holders’ percentage share of income or losses from the subsidiaries in which we hold a majority, but less than 100 percent, ownership interest and consolidate the subsidiaries’ results in our unaudited interim condensed consolidated financial statements. We have included the results of operations of acquired companies from the effective date of acquisition.

The unaudited condensed consolidated financial position, results of operations and cash flows for the interim periods disclosed in this report are not necessarily indicative of future financial results.

2.	Significant Accounting Policies

No changes were made to our significant accounting policies during the three and six months ended June 30, 2008, except for the adoption of Financial Accounting Standards Board, or FASB, Statement No. 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. The implementation of SFAS 157 did not have a material impact on our unaudited interim condensed consolidated financial statements for the three and six months ended June 30, 2008.

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

During the second quarter of 2008, we consummated our initial public offering of 5.5 million shares of our Class A common stock which we sold at $10 per share for total net offering proceeds of $48.2 million after underwriters commissions and offering expenses. We also issued 280,000 shares valued at $1.9 million to acquire a minority interest in one of our subsidiaries (see Note 6, Mergers and Acquisitions) and agreed to issue 11,032 other shares valued at $77,000 to our directors for their services.

Additionally, upon consummation of our initial public offering on May 13, 2008, we ceased to be a member of Gaiam’s consolidated group for federal income tax purposes and to the extent we become entitled to utilize loss carryforwards from our separate tax returns, we will distribute to Gaiam the tax effect (estimated to be 34% for federal income tax purposes) of the amount of such tax loss carryforwards so utilized. Accordingly, we recognized a valuation allowance of $2.5 million against all of our tax loss carryforwards as of the effective date of the tax sharing agreement. The valuation allowance charge, which did not require tax affecting, is reported in our additional paid-in capital on our condensed consolidated balance sheet as of June 30, 2008.

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

During the first half of 2008, we granted 212,000 stock options and cancelled 4,000 stock options under the Real Goods 2008 Long-Term Incentive Plan. Some of the stock options vest 2% per month commencing on the eleventh month following date of grant and the remainder commence vesting 2% over 50 months only upon the attainment of a certain amount of pre-tax income for the year ended December 31, 2008. For the performance based stock options it was not probable that the performance condition would be achieved; therefore, no compensation expense for those grants was recorded.

In 2007, our predecessor granted stock options at $0.20 per share that we assumed on January 31, 2008 at an exercise price of $3.20 per share. The options assumed are for our Class A common stock and have a total cost of $0.5 million. These options vested 50% on May 13, 2008 when our initial public offering was consummated (see Note 3, Shareholders’ Equity) and this vested portion was recorded as an offering expense. The remaining options vest 2% each month after May 2008. Compensation expense was $34,000 for the three and six months ended June 30, 2008 and none for 2007, and is reported in general and administrative expenses on our condensed consolidated statements of operations.

5.	Net Income (Loss) Per Share

In accordance with SFAS No. 128, Earnings Per Share, we compute net income (loss) per share by dividing the net income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share reflects the potential dilution that could occur if options and warrants to acquire shares of our Class A common stock were exercised. Common share equivalents of 582,000 shares have been omitted from net income (loss) per share for the three and six months ended June 30, 2008, as they are anti-dilutive. Net income (loss) per share is calculated as if the 10,000,000 shares of Class B common stock, which were issued by us to Gaiam on January 29, 2008, were issued on January 1, 2007.

6.	Mergers and Acquisitions

On January 1, 2008, our Real Goods Carlson Inc. subsidiary acquired certain assets of and assumed certain liabilities from Carlson Solar for $3.2 million in cash, plus direct acquisition costs of approximately $0.2 million. Simultaneously, on the same date, we sold 11.6% of our Real Goods Carlson Inc. subsidiary for $0.4 million at the same valuation. We acquired Carlson Solar in order to expand our geographic presence and establish a sales office in the sizable Southern California solar installation market. The Carlson Solar assets acquired were determined to have all inputs and processes necessary for the transferred assets to continue to conduct normal operations after acquisition; accordingly, the purchase price was treated as a business combination pursuant to SFAS No. 141, Business Combinations. As additional contingent consideration, we granted to the sellers warrants to purchase 30,000 shares of our Class A common stock for a total estimated cost of $0.1 million, which, along with the 40,000 warrants granted to the sellers of Marin Solar at a total cost of $0.1 million, vested 50% on May 13, 2008 when our initial public offering was consummated (see Note 3, Shareholders’ Equity and Warrants). Accordingly, we recognized these warrants as additions to their respective purchase prices and allocated their costs to goodwill. The remaining warrants vest 2% each month after May 2008.

On May 23, 2008, we exchanged 280,000 shares of our Class A common stock, with a market value of $1.9 million, for our current President’s 11.6% ownership in Real Goods Carlson Inc. This resulted in the recognition of $1.5 million of goodwill, which is not expected to be deductible for tax purposes.

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

	Pro Forma
(in thousands, except per share data)	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007
	(unaudited)
Net revenue	$5,001	$12,231

Net income	$159	$532

Net income per share - basic and diluted	$0.02	$0.05

Item 2.	Management’s discussion and analysis of financial condition and results of operations

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

We have 30 years of experience in residential solar energy and believe we have installed more residential solar energy systems in the United States than any other company, including more than 2,600 residential and small commercial solar energy systems. In addition, we have sold a variety of solar products to more than 30,000 customers since our founding.

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

Results of Operations

The following table sets forth certain financial data as a percentage of revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	70.2%	60.9%	71.0%	63.4%

Gross profit	29.8%	39.1%	29.0%	36.6%

Expenses:
Selling and operating	27.8%	31.8%	29.3%	31.1%
General and administrative	3.5%	1.2%	3.8%	1.6%

Total expenses	31.3%	33.0%	33.1%	32.7%

Income (loss) from operations	(1.5)%	6.1%	(4.1)%	3.9%

Interest income	1.0%	—%	0.6%	—%
Income tax expense (benefit)	(0.2)%	2.7%	(1.4)%	1.8%
Minority interest in net (income) loss of consolidated subsidiaries, net of tax	—%	—%	—%	—%

Net income (loss)	(0.3)%	3.4%	(2.1)%	2.1%

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Net revenue. Net revenue increased $4.3 million, or 95.9%, to $8.8 million during the second quarter of 2008 from $4.5 million during the second quarter of 2007. This increase in net revenue is primarily the result of our acquisitions of Marin Solar in the fourth quarter of 2007 and Carlson Solar in the first quarter of 2008, as well as internal growth.

Gross profit. Gross profit increased $0.9 million, or 49.6%, to $2.6 million during the second quarter of 2008 from $1.8 million during the second quarter of 2007. As a percentage of net revenue, gross profit decreased to 29.8% during the second quarter of 2008 from 39.1% during the second quarter of 2007. The decrease in gross profit percentage partially reflects the acquisition of Marin Solar, which had larger average installation sizes that traditionally produce lower gross profit margins.

Selling and operating expenses. Selling and operating expenses increased $1.0 million, or 71.4%, to $2.5 million during the second quarter of 2008 from $1.4 million during the second quarter of 2007. As a percentage of net revenue, selling and operating expenses decreased to 27.8% during the second quarter of 2008 from 31.8% during the second quarter of 2007. The increase in selling and operating expenses resulted primarily from the addition of costs associated with the acquisitions of Marin Solar and Carlson Solar. The 400 basis point decrease in percentage of revenue was primarily the result of leveraging our expenses off a larger revenue base.

General and administrative expenses. General and administrative expenses increased $258,000 to $0.3 million during the second quarter of 2008 from $53,000 during the second quarter of 2007. As of percentage of net revenue, general and administrative expenses increased to 3.5% during the second quarter of 2008 from 1.2% during the second quarter of 2007, reflecting an increase in our infrastructure to support our recent acquisitions, public company costs, and costs related to our growth strategy.

Interest income. Interest income was $0.1 million for the second quarter of 2008 reflecting the investment of funds generated by our initial public offering.

Net income (loss). As a result of the above factors, net income decreased $0.2 million to a net loss of $27,000 during the second quarter of 2008 from net income of $0.2 million during the second quarter of 2007. Net income per share decreased $0.02 per share to $0.00 per share during the second quarter of 2008 from net income of $0.02 per share during the second quarter of 2007.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Net revenue. Net revenue increased $6.5 million, or 73.6%, to $15.4 million during the first half of 2008 from $8.9 million during the first half of 2007. This increase in net revenue is primarily the result of our acquisitions of Marin Solar in the fourth quarter of 2007 and Carlson Solar in the first quarter of 2008, as well as internal growth.

Gross profit. Gross profit increased $1.2 million, or 37.7%, to $4.5 million during the first half of 2008 from $3.3 million during the first half of 2007. As a percentage of net revenue, gross profit decreased to 29.0% during the first half of 2008 from 36.6% during the first half of 2007. The decrease in gross profit percentage partially reflects the acquisition of Marin Solar, which had larger average installation sizes that traditionally produce lower gross profit margins.

Selling and operating expenses. Selling and operating expenses increased $1.8 million, or 63.4%, to $4.5 million during the first half of 2008 from $2.8 million during the first half of 2007. As a percentage of net revenue, selling and operating expenses decreased to 29.3% during the first half of 2008 from 31.1% during the first half of 2007. The increase in selling and operating expenses resulted primarily from the addition of costs associated with the acquisitions of Marin Solar and Carlson Solar. The percentage of revenue decrease was primarily the result of leveraging our expenses off a larger revenue base.

General and administrative expenses. General and administrative expenses increased $0.4 million to $0.6 million during the first half of 2008 from $0.1 million during the first half of 2007. As of percentage of net revenue, general and administrative expenses increased to 3.8% during the first half of 2008 from 1.6% during the first half of 2007, reflecting an increase in our infrastructure to support our recent acquisitions, public company costs, and costs related to our growth strategy.

Interest income. Interest income was $0.1 million for the second quarter of 2008 reflecting the investment of funds generated by our initial public offering.

Net income (loss). As a result of the above factors, net income decreased $0.5 million to a net loss of $0.3 million during the first half of 2008 from net income of $0.2 million during the first half of 2007. Net income per share decreased $0.05 to a net loss of $0.03 per share during the first half of 2008 from net income of $0.02 per share during the first half of 2007.

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

Liquidity and Capital Resources

Our capital needs arise from working capital required to fund our purchases of solar PV modules and inverters, capital related to acquisitions of new businesses, replacements, expansions and improvements to our infrastructure, and future growth. These capital requirements depend on numerous factors, including business acquisitions, the ability to attract new solar energy system installation customers, market acceptance of our product offerings, the level of expenditures for sales and marketing, the level of investment in support systems and facilities and other factors. The timing and amount of these capital requirements are variable and cannot accurately be predicted. We did not have any material commitments for capital expenditures as of June 30, 2008, and we do not presently have any plans for future material capital expenditures. We plan to continue to pursue business acquisition and other opportunities to expand our sales territories, technologies and products, and increase our sales and marketing programs as needed.

Cash Flows

The following table summarizes our primary sources (uses) of cash during the periods presented:

	Six Months Ended June 30,
(in thousands)	2008	2007
Net cash provided by (used in):
Operating activities	$(2,796)	$845
Investing activities	(2,988)	(7)
Financing activities	30,871	(769)

Net increase in cash and cash equivalents	$25,087	$69

Operating activities. Our operating activities used net cash of $2.8 million during the first half of 2008 and provided net cash of $0.8 million during the first half of 2007. Our net cash used in operating activities during the first half of 2008 was primarily attributable to decreased accounts payable, deferred revenue, and other accrued liabilities of $1.7 million, a significant portion of which represented the settlement, in the normal course of business, of liabilities assumed as part of the Marin Solar and Carlson Solar acquisitions, increased accounts receivable and other current assets of $1.5 million, and our net loss of $0.3 million, partially offset by noncash adjustments to the net loss of $0.3 million and decreased inventory and deferred costs of $0.3 million. Our net cash provided by operating activities during the first half of 2007 primarily resulted from decreased accounts receivable of $0.5 million, decreased inventory and deferred costs of $0.4 million, and net income and noncash adjustments to net income of $0.2 million each, partially offset by decreased accounts payable, accrued liabilities, and deferred revenue of $0.4 million.

Investing activities. Our investing activities used net cash of $2.9 million and $7,000 during the first half of 2008 and 2007, respectively. The cash used in investing activities during the first half of 2008 was used primarily to acquire Carlson Solar on January 1, 2008 for a net $2.9 million.

Financing activities. Our financing activities provided net cash of $30.9 million during the first half of 2008 and used net cash of $0.8 million during the first half of 2007. The financing net cash provided during the first half of 2008 primarily reflects net proceeds from our IPO of $48.2 million, partially offset by cash used to repay borrowings from Gaiam of $17.3 million that were used to acquire businesses and fund our daily operations.

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

Contractual Obligations

We have commitments under operating leases and various service agreements with Gaiam, but do not have any outstanding commitments under long-term debt obligations or purchase obligations. The following table shows our commitments to make future payments under operating leases:

(in thousands)	Total	< 1 year	1-3 years	3-5 years	> 5 yrs
Operating lease obligations	$369	$198	$171	$0	$0

After May 13, 2008, the date we ceased to be a member of Gaiam’s consolidated group for federal income tax purposes and to the extent we become entitled to utilize loss carryforwards from our separate tax returns, we will distribute to Gaiam the tax effect (estimated to be 34% for federal income tax purposes) of the amount of such tax loss carryforwards so utilized. Accordingly, we recognized a valuation allowance against all of our tax loss carryforwards as of the effective date of the tax sharing agreement. As of May 13, 2008, such potential future payments to Gaiam, which would be made over a period of many years, aggregated to approximately $2.3 million.

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

There have been no material changes to the risk factors discussed under the heading “Risk Factors” in our Registration Statement on Form S-1 (Registration No. 333-149092) which was declared effective May 7, 2008.

Item 2.	Sales of Unregistered Securities and Use of Proceeds

Issuance of Unregistered Securities

Not Applicable.

Initial Public Offering

There has been no material changes in the information provided in our quarterly report on Form 10-Q with respect to the use of proceeds from our initial public offering.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

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
August 13, 2008

By:	/s/ John Schaeffer
John Schaeffer
Chief Executive Officer

By:	/s/ Erik Zech
Erik Zech
President and Chief Financial Officer
(principal accounting officer)