Form 10-Q
period 2008-09-30
Real Goods Solar, Inc.
filed 2008-11-14
CIK 1425565

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
( Do not check if a smaller reporting company )

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 12, 2008
Class A Common Stock ($.0001 par value)	15,734,834
Class B Common Stock ($.0001 par value)	2,153,293

REAL GOODS SOLAR, INC.

FORM 10-Q

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report may contain forward-looking statements that involve risks and uncertainties. When used in discussion, the words “anticipate,” “believe,” “plan,” “estimate,” “expect,” “strive,” “future,” “intend” and similar expressions as they relate to us are intended to identify such forward-looking statements. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures about Market Risk”, “Risk Factors” and elsewhere in this report. Risks and uncertainties that could cause actual results to differ include, without limitation, general economic conditions, competition, adoption of solar energy technologies, loss of key personnel, pricing, including pricing of conventional energy sources, the level of government subsidies and economic incentives for solar energy, changing energy technologies, our geographic concentrations, brand reputation, consumer trends, acquisitions, new initiatives undertaken by us, security and information systems, legal liability for website content, merchandise and solar panel supply problems, failure of third parties to provide adequate service, our reliance on centralized customer service, overstocks and merchandise returns, our reliance on a centralized fulfillment center, increases in postage and shipping costs, E-commerce trends, future Internet related taxes, our majority shareholders’ control of us, our dependence on Gaiam, Inc. for certain services, fluctuations in quarterly operating results, customer interest in our products, the effect of government regulation and other risks and uncertainties included in our filings with the Securities and Exchange Commission. We caution you that no forward-looking statement is a guarantee of future performance, and you should not place undue reliance on these forward-looking statements which reflect our view only as of the date of this report. We undertake no obligation to update any forward-looking information.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Unaudited Interim Condensed Consolidated Financial Statements

We have prepared our unaudited interim condensed consolidated financial statements pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to these rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In our opinion, the unaudited interim condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly, in all material respects, our consolidated financial position as of September 30, 2008, the interim results of operations for the three and nine months ended September 30, 2008 and 2007, and cash flows for the nine months ended September 30, 2008 and 2007. These interim statements have not been audited. The balance sheet as of December 31, 2007 was derived from our audited consolidated financial statements included in our Registration Statement on Form S-1 (Registration No. 333-149092), which was declared effective May 7, 2008. The interim condensed consolidated financial statements contained herein should be read in conjunction with our audited financial statements, including the notes thereto, for the year ended December 31, 2007.

REAL GOODS SOLAR, INC.

Condensed consolidated balance sheets

(in thousands, except share and per share data)	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$24,106	$542
Accounts receivable, net	5,925	3,632
Inventory	5,299	2,454
Deferred costs on uncompleted contracts	116	992
Deferred advertising costs	537	277
Deferred tax assets	228	154
Other current assets	617	19

Total current assets	36,828	8,070

Property and equipment, net	4,588	4,382
Goodwill and other intangibles, net	14,286	6,094
Deferred tax assets	—	2,324
Other assets	37	116

Total assets	$55,739	$20,986

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,304	$1,275
Accrued liabilities	568	421
Deferred revenue on uncompleted contracts	400	1,354
Payable to Gaiam	1,185	16,286

Total current liabilities	6,457	19,336

Commitments and contingencies

Shareholders’ equity:
Class A common stock, $.0001 par value, 150,000,000 shares authorized, 13,687,578 shares and no shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	1	—
Class B common stock, $.0001 par value, 50,000,000 shares authorized, 2,153,293 shares and no shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	—	—
Additional paid-in capital	50,340	2,150
Accumulated deficit	(1,059)	(500)

Total shareholders’ equity	49,282	1,650

Total liabilities and shareholders’ equity	$55,739	$20,986

See accompanying notes to the interim condensed consolidated financial statements.

REAL GOODS SOLAR, INC.

Condensed consolidated statements of operations

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data)	2008	2007	2008	2007
	(unaudited)		(unaudited)
Net revenue	$10,333	$4,279	$25,742	$13,157
Cost of goods sold	7,527	2,994	18,461	8,621

Gross profit	2,806	1,285	7,281	4,536

Expenses:
Selling and operating	2,946	1,422	7,461	4,186
General and administrative	341	69	922	209

Total expenses	3,287	1,491	8,383	4,395

Income (loss) from operations	(481)	(206)	(1,102)	141

Interest income	118	—	201	—

Income (loss) before income taxes and minority interest	(363)	(206)	(901)	141

Income tax expense (benefit)	(137)	(93)	(347)	63
Minority interest in net income of consolidated subsidiary, net of tax	—	—	(5)	—

Net income (loss)	$(226)	$(113)	$(559)	$78

Net income (loss) per share:
Basic	$(0.01)	$(0.01)	$(0.04)	$0.01

Diluted	$(0.01)	$(0.01)	$(0.04)	$0.01

Shares used in computing net income (loss) per share:
Basic	15,816	10,000	14,045	10,000

Diluted	15,816	10,000	14,045	10,000

See accompanying notes to the interim condensed consolidated financial statements.

REAL GOODS SOLAR, INC.

Condensed consolidated statements of cash flows

	For the Nine Months Ended September 30,
(in thousands)	2008	2007
	(unaudited)
Operating activities
Net income (loss)	$(559)	$78
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation	142	60
Amortization	105	—
Minority interest in a consolidated subsidiary	5	—
Deferred income tax expense (benefit)	(194)	150
Share-based compensation expense	104	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(1,810)	489
Inventory	(1,240)	449
Deferred costs on uncompleted contracts and advertising	838	(26)
Other current assets	(428)	49
Accounts payable	1,135	99
Accrued liabilities and deferred revenue on uncompleted contracts	(1,594)	(372)

Net cash (used in) provided by operating activities	(3,496)	976

Investing activities
Purchase of property and equipment	(216)	(7)
Purchase of business, net of proceeds from sale of minority interest	(5,778)	—

Net cash used in investing activities	(5,994)	(7)

Financing activities
Proceeds from IPO, net	48,154	—
Repayment of borrowings from Gaiam, net	(15,100)	(1,056)

Net cash provided by (used in) financing activities	33,054	(1,056)

Net change in cash and cash equivalents	23,564	(87)
Cash and cash equivalents at beginning of period	542	248

Cash and cash equivalents at end of period	$24,106	$161

Supplemental cash flow information
Common stock issued for acquisitions	$2,176	$—

See accompanying notes to the interim condensed consolidated financial statements

Notes to interim condensed consolidated financial statements

1.	Organization, Nature of Operations, and Principles of Consolidation

We are a leading residential solar energy integrator. We were incorporated in Colorado on January 29, 2008 under the name Real Goods Solar, Inc. (“Real Goods”, “we”, “us”, or “our”). As of September 30, 2008 we were 63.1% owned by Gaiam, Inc. (“Gaiam”). Our initial public offering of common stock occurred on May 7, 2008. The accompanying unaudited interim condensed consolidated financial statements represent the solar energy business of Gaiam and its subsidiaries as though the transfer of such business and the related net assets occurred on January 1, 2007.

Until our initial public offering, we were not operating as a separate business within Gaiam. Accordingly, the unaudited interim condensed consolidated financial statements prior to our initial public offering have been prepared on a “carve-out” basis. The unaudited interim condensed consolidated financial statements have been prepared in accordance with Regulation S-X, Article 3, General instructions to financial statements, and Staff Accounting Bulletin Topic 1-B1, Costs reflected in historical financial statements (“SAB 1-B1”). The accompanying unaudited interim condensed consolidated financial statements include allocations of certain Gaiam expenses, including costs of fulfillment, customer service, financial, and other administrative services. The expense allocations have been determined on bases that Gaiam and we consider to be reasonable reflections of the utilization of services provided or the benefits received by us.

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

No changes were made to our significant accounting policies during the three and nine months ended September 30, 2008, except for the adoption of Financial Accounting Standards Board, or FASB, Statement No. 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. The implementation of SFAS 157 did not have a material impact on our unaudited interim condensed consolidated financial statements for the three and nine months ended September 30, 2008.

Use of Estimates and Reclassifications

The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the amounts reported in the accompanying financial statements and disclosures. Although we base these estimates on our best knowledge of current events and actions that we may undertake in the future, actual results may be different from the estimates. We have made certain reclassifications to prior period amounts to conform to the current period presentations.

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

During the nine months ended September 30, 2008, we consummated our initial public offering of 5.5 million shares of our Class A common stock which we sold at $10 per share for total net offering proceeds of $48.2 million after underwriters’ commissions and offering expenses. We also issued 280,000 shares valued at $1.9 million to acquire a minority interest in one of our subsidiaries and issued 47,423 shares valued at $0.3 million as partial consideration to acquire 100% ownership of a business (see Note 6, Mergers and Acquisitions), and issued 13,448 shares valued at $87,000 to our directors for their services.

Additionally, upon consummation of our initial public offering on May 13, 2008, we ceased to be a member of Gaiam’s consolidated group for federal income tax purposes and, under our tax sharing agreement with Gaiam, we will distribute to Gaiam the tax effect (estimated to be 34% for federal income tax purposes) of the amount of tax loss carryforwards we utilize from our separate tax returns. Accordingly, we recognized a valuation allowance of $2.5 million against all of our tax loss carryforwards as of the effective date of the tax sharing agreement. The valuation allowance charge, which did not require tax affecting, is reported in our additional paid-in capital on our condensed consolidated balance sheet as of September 30, 2008.

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

During the second and third quarters of 2008, we granted 257,000 new stock options and cancelled 40,000 stock options under the Real Goods 2008 Long-Term Incentive Plan. Some of the stock options vest 2% per month commencing on the eleventh month following date of grant and the remainder commence vesting 2% over 50 months only upon the attainment of a certain amount of pre-tax income for the year ending December 31, 2008. For the performance based stock options it was not probable that the performance condition would be achieved; therefore, no compensation expense for those grants was recorded.

In 2007, our predecessor granted stock options at $0.20 per share that we assumed on January 31, 2008 at an exercise price of $3.20 per share. The options assumed are for our Class A common stock and have a total cost of $0.5 million. These options vested 50% on May 13, 2008 when our initial public offering was consummated (see Note 3, Shareholders’ Equity) and this vested portion was recorded as an offering expense. The remaining options vest 2% each month after May 2008. Compensation expense was $65,000 and $98,000 for the three and nine months ended September 30, 2008, respectively, and none for 2007, and is reported in general and administrative expenses on our condensed consolidated statements of operations.

5.	Net Income (Loss) Per Share

We compute net income (loss) per share by dividing the net income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share reflects the potential dilution that could occur if options and warrants to acquire shares of our Class A common stock were exercised. Common share equivalents of 305,000 and 204,000 shares have been omitted from net income (loss) per share for the three and nine months ended September 30, 2008, as they are anti-dilutive. Net income (loss) per share is calculated as if the 10,000,000 shares of Class B common stock, which were issued by us to Gaiam on January 29, 2008, were issued on January 1, 2007.

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

	Pro Forma
(in thousands, except per share data)	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007
	(unaudited)
Net revenue	$5,178	$17,409

Net income (loss)	$(82)	$450

Net income (loss) per share - basic and diluted	$(0.01)	$0.05

On May 23, 2008, we exchanged 280,000 shares of our Class A common stock, which had a market value of $1.9 million, for our current Chief Financial Officer’s 11.6% ownership in Real Goods Carlson Inc. This resulted in the recognition of $1.5 million of goodwill, which is not expected to be deductible for tax purposes.

On August 1, 2008, we acquired 100% ownership of Independent Energy Systems, Inc. (“IES”), a leading solar energy integrator in Santa Cruz and Monterey counties in California, for $3.3 million in cash and $0.3 million worth of our Class A common stock, plus direct acquisition costs of $0.2 million. Preliminarily, we have recorded $3.7 million of goodwill in connection with this transaction, which is not tax deductible. We acquired IES because they were an established local market leader with a strong reputation and compatible geography. We plan to realize synergies from this acquisition by leveraging our existing infrastructure.

On November 1, 2007, we purchased 100% ownership of Marin Solar. The purchase agreement provides for additional consideration contingent upon the amount of revenue generated from certain potential customers and the collection of certain rebates. We have not yet recognized any of this contingent consideration because its amount is not determinable beyond a reasonable doubt.

We are still in the process of preparing valuations of certain intangible assets; thus, the allocation of the purchase prices for Marin Solar, Carlson Solar, and IES are subject to refinement. We have included results from operations of these acquired companies in our condensed consolidated financial statements from their respective effective acquisition dates.

7.	Transaction With Gaiam

During the third quarter of 2008, we completed the installation of a solar energy system at Gaiam’s headquarters in Colorado and recognized $0.8 million of revenue from this transaction in our condensed consolidated statements of operations for the three and nine months ended September 30, 2008.

8.	Subsequent Event

Since the end of the third quarter, we acquired Regrid Power, Inc., a leading northern California designer and installer of residential and commercial solar electric systems, through a merger into one of our subsidiaries. Pursuant to the merger agreement, our subsidiary acquired all of the outstanding shares of Regrid Power for an aggregate of $3.8 million in cash and 2,047,256 shares of our Class A common stock, plus the assumption of certain liabilities, subject to post closing adjustments. The total share consideration could be increased, up to a maximum of 800,000 shares, based on Regrid Power’s revenue and earnings performance over the next 12 months, but in no event will total consideration paid exceed one times trailing twelve months revenues.

Item 2.	Management’s discussion and analysis of financial condition and results of operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this document. This section is designed to provide information that will assist in understanding our condensed consolidated financial statements, changes in certain items in those statements from period to period, the primary factors that caused those changes and how certain accounting principles, policies and estimates affect the condensed consolidated financial statements.

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

We have 30 years of experience in residential solar energy and believe we have installed more residential solar energy systems in the United States than any other company. In addition, we have sold a variety of solar products to more than 30,000 customers since our founding.

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

Results of Operations

The following table sets forth certain financial data as a percentage of revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	72.8%	70.0%	71.7%	65.5%

Gross profit	27.2%	30.0%	28.3%	34.5%

Expenses:
Selling and operating	28.5%	33.2%	29.0%	31.8%
General and administrative	3.3%	1.6%	3.6%	1.6%

Total expenses	31.8%	34.8%	32.6%	33.4%

Income (loss) from operations	(4.6)%	(4.8)%	(4.3)%	1.1%
Interest income	1.1%	—%	0.8%	—%
Income tax expense (benefit)	(1.3)%	(2.2)%	(1.3)%	0.5%
Minority interest in net income of consolidated subsidiary, net of tax	—%	—%	—%	—%

Net income (loss)	(2.2)%	(2.6)%	(2.2)%	0.6%

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Net revenue. Net revenue increased $6.1 million, or 141.5%, to $10.3 million during the third quarter of 2008 from $4.5 million during the third quarter of 2007. This increase in net revenue is primarily the result of our acquisitions of Marin Solar in the fourth quarter of 2007, Carlson Solar in the first quarter of 2008, and IES in the third quarter of 2008, as well as internal growth.

Gross profit. Gross profit increased $1.5 million, or 118.4%, to $2.8 million during the third quarter of 2008 from $1.3 million during the third quarter of 2007. As a percentage of net revenue, gross profit decreased to 27.2% during the third quarter of 2008 from 30.0% during the third quarter of 2007. The decrease in gross profit percentage partially reflects the acquisition of Marin Solar and IES, which have larger average installation sizes that traditionally produce lower gross profit margins.

Selling and operating expenses. Selling and operating expenses increased $1.5 million, or 107.2%, to $2.9 million during the third quarter of 2008 from $1.4 million during the third quarter of 2007. As a percentage of net revenue, selling and operating expenses decreased to 28.5% during the third quarter of 2008 from 33.2% during the third quarter of 2007. The increase in selling and operating expenses resulted primarily from the addition of costs associated with the acquisitions of Marin Solar, Carlson Solar, and IES. The 470 basis point decrease in percentage of revenue was primarily the result of leveraging our expenses off a larger revenue base.

General and administrative expenses. General and administrative expenses increased $272,000 to $0.3 million during the third quarter of 2008 from $69,000 during the third quarter of 2007. As of percentage of net revenue, general and administrative expenses increased to 3.3% during the third quarter of 2008 from 1.6% during the third quarter of 2007, reflecting an increase in our infrastructure to support our recent acquisitions, public company costs, and costs related to our growth strategy.

Interest income. Interest income was $0.1 million for the third quarter of 2008 reflecting the investment of funds generated by our initial public offering.

Net loss. As a result of the above factors, net loss increased to $0.2 million during the third quarter of 2008 from $0.1 million during the third quarter of 2007. Net loss per share remained the same as the third quarter last year at $0.01 per share.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Net revenue. Net revenue increased $12.6 million, or 95.7%, to $25.7 million during the nine months ended September 30, 2008 from $13.2 million during the nine months ended September 30, 2007. This increase in net revenue is primarily the result of our acquisitions of Marin Solar in the fourth quarter of 2007, Carlson Solar in the first quarter of 2008, and IES in the third quarter of 2008, as well as strong internal growth.

Gross profit. Gross profit increased $2.7 million, or 60.5%, to $7.3 million during the nine months ended September 30, 2008 from $4.5 million during the nine months ended September 30, 2007. As a percentage of net revenue, gross profit decreased to 28.3% during the nine months ended September 30, 2008 from 34.5% during the nine months ended September 30, 2007. The decrease in gross profit percentage partially reflects the acquisition of Marin Solar and IES, which have larger average installation sizes that traditionally produce lower gross profit margins.

Selling and operating expenses. Selling and operating expenses increased $3.3 million, or 78.2%, to $7.5 million during the nine months ended September 30, 2008 from $4.2 million during the nine months ended September 30, 2007. As a percentage of net revenue, selling and operating expenses decreased to 29.0% during the nine months ended September 30, 2008 from 31.8% during the nine months ended September 30, 2007. The increase in selling and operating expenses resulted primarily from the addition of costs associated with the acquisitions of Marin Solar, Carlson Solar, and IES. The percentage of revenue decrease was primarily the result of leveraging our expenses off a larger revenue base.

General and administrative expenses. General and administrative expenses increased $0.7 million to $0.9 million during the nine months ended September 30, 2008 from $0.2 million during the nine months ended September 30, 2007. As of percentage of net revenue, general and administrative expenses increased to 3.6% during the nine months ended September 30, 2008 from 1.6% during the nine months ended September 30, 2007, reflecting an increase in our infrastructure to support our recent acquisitions, public company costs, and costs related to our growth strategy.

Interest income. Interest income was $0.2 million for the nine months ended September 30, 2008 reflecting the investment of funds generated by our initial public offering.

Net income (loss). As a result of the above factors, net income decreased $0.6 million to a net loss of $0.6 million during the nine months ended September 30, 2008 from net income of $0.1 million during the nine months ended September 30, 2007. Net income per share decreased to a net loss of $0.04 per share during the nine months ended September 30, 2008 from net income of $0.01 per share during the nine months ended September 30, 2007.

Seasonality

Our quarterly net revenue and operating results for solar energy system installations are difficult to predict and have in the past and may in the future fluctuate from quarter to quarter as a result of changes in state, federal, or private utility company subsidies, as well as weather and other factors. We have historically experienced seasonality in our solar installation business, with the first quarter representing our slowest installation quarter of the year. Additionally, the fourth quarter is often impacted by unfavorable weather in certain geographic regions. Much of the seasonality in our business in past years has been offset by changes in government activities as well as strong organic growth.

Liquidity and Capital Resources

Our capital needs arise from working capital required to fund our purchases of solar PV modules and inverters, capital related to acquisitions of new businesses, replacements, expansions and improvements to our infrastructure, and future growth. These capital requirements depend on numerous factors, including business acquisitions, the ability to attract new solar energy system installation customers, market acceptance of our product offerings, the level of expenditures for sales and marketing, the level of investment in support systems and facilities and other factors. The timing and amount of these capital requirements are variable and cannot accurately be predicted. We did not have any material commitments for capital expenditures as of September 30, 2008, and we do not presently have any plans for future material capital expenditures. We plan to continue to pursue business acquisition and other opportunities to expand our sales territories, technologies and products, and increase our sales and marketing programs as needed.

Cash Flows

The following table summarizes our primary sources (uses) of cash during the periods presented:

	Nine Months Ended September 30,
(in thousands)	2008	2007
Net cash provided by (used in):
Operating activities	$(3,496)	$976
Investing activities	(5,994)	(7)
Financing activities	33,054	(1,056)

Net increase (decrease) in cash and cash equivalents	$23,564	$(87)

Operating activities. Our operating activities used net cash of $3.5 million during the nine months ended September 30, 2008 and provided net cash of $1.0 million during the nine months ended September 30, 2007. Our net cash used in operating activities during the nine months ended September 30, 2008 was primarily attributable to increased accounts receivable, inventory, and other current assets of $1.8 million, $1.2 million, and $0.4 million, respectively, decreased accrued liabilities and deferred revenue of $1.6 million, and the net loss of $0.6 million, partially offset by increased accounts payable and deferred costs of $1.1 million and $0.8 million, respectively, and noncash adjustments to the net loss of $0.2 million. Our net cash provided by operating activities during the nine months ended September 30, 2007 primarily resulted from decreased accounts receivable and inventory of $0.5 million each, decreased other current assets of $0.1 million, increased accounts payable of $0.1 million, noncash adjustment to net income of $0.2 million, and net income of $0.1 million, partially offset by decreased accrued liabilities and deferred revenue of $0.4 million.

Investing activities. Our investing activities used net cash of $6.0 million and $7,000 during the nine months ended September 30, 2008 and 2007, respectively. The cash used in investing activities during the nine months ended September 30, 2008 was used primarily to acquire Carlson Solar and IES.

Financing activities. Our financing activities provided net cash of $33.1 million during the nine months ended September 30, 2008 and used net cash of $1.1 million during the nine months ended September 30, 2007. The financing net cash provided during the nine months ended September 30, 2008 primarily reflects net proceeds from our IPO of $48.2 million, partially offset by cash used to repay borrowings from Gaiam of $15.1 million that we used to acquire businesses and fund our daily operations.

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

Contractual Obligations

We have commitments under operating leases and various service agreements with Gaiam, but do not have any outstanding commitments under long-term debt obligations or purchase obligations. The following table shows our commitments to make future payments under operating leases:

(in thousands)	Total	< 1 year	1-3 years	3-5 years	> 5 yrs
Operating lease obligations	$517	$265	$252	$0	$0

After May 13, 2008, the date we ceased to be a member of Gaiam’s consolidated group for federal income tax purposes, we will distribute to Gaiam the tax effect (estimated to be 34% for federal income tax purposes) of the amount of tax loss carryforwards we utilize from our separate tax returns. Accordingly, we recognized a valuation allowance against all of our tax loss carryforwards as of the effective date of our tax sharing agreement with Gaiam. As of May 13, 2008, such potential future payments to Gaiam, which would be made over a period of many years, were approximately $2.3 million.

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

We purchase a significant amount of renewable energy product inventory from vendors outside of the United States in transactions that are primarily U.S. dollar denominated transactions. Since the percentage of our international purchases denominated in currencies other than the U.S. dollar is small, any currency risks related to these transactions are immaterial to us. A decline in the relative value of the U.S. dollar to other foreign currencies has and may continue to lead to increased purchasing costs.

Item 4T.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) of Real Goods at the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at the end of such period, the disclosure controls and procedures of Real Goods were effective in alerting them, on a timely basis, to material information required to be disclosed by us in the reports that we file or furnish under the Securities Exchange Act of 1934.

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

Issuance of Unregistered Securities

On August 14, 2008, we issued 47,423 shares of our Class A common stock in connection with our acquisition of IES. These shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933 for sales not involving a public offering.

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
November 14, 2008

By:	/s/ John Schaeffer
John Schaeffer
Chief Executive Officer

By:	/s/ Erik Zech
Erik Zech
President and Chief Financial Officer
(principal accounting officer)