Form 10-Q
period 2009-03-31
Real Goods Solar, Inc.
filed 2009-05-15
CIK 1425565

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES  ☐    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☐            Smaller reporting company  ☒

                                                 ( Do not check if a smaller reporting company )

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 11, 2009
Class A Common Stock ($.0001 par value)	15,752,107
Class B Common Stock ($.0001 par value)	2,153,293

REAL GOODS SOLAR, INC.

FORM 10-Q

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report may contain forward-looking statements that involve risks and uncertainties. The words “anticipate,” “believe,” “plan,” “estimate,” “expect,” “strive,” “future,” “intend” and similar expressions as they relate to us are intended to identify such forward-looking statements. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures about Market Risk”, “Risk Factors” and elsewhere in this report. Risks and uncertainties that could cause actual results to differ include, without limitation, general economic conditions, competition, adoption of solar energy technologies, loss of key personnel, pricing including pricing of conventional energy sources, the level of government subsidies and economic incentives for solar energy, changing energy technologies, our geographic concentration, brand reputation, consumer trends, acquisitions, new initiatives we undertake, security and information systems, legal liability for website content, merchandise and solar panel supply problems, product liabilities, failure of third parties to provide adequate service, our reliance on centralized customer service, overstocks and merchandise returns, our reliance on a centralized fulfillment center, increases in postage and shipping costs, E-commerce trends, future Internet related taxes, our majority shareholder’s control of us, our dependence on Gaiam, Inc. for certain services, fluctuations in quarterly operating results, customer interest in our products, the effect of government regulation and other risks and uncertainties included in our filings with the Securities and Exchange Commission. We caution you that no forward-looking statement is a guarantee of future performance, and you should not place undue reliance on these forward-looking statements which reflect our view only as of the date of this report. We undertake no obligation to update any forward-looking information.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Unaudited Interim Condensed Consolidated Financial Statements

We have prepared our unaudited interim condensed consolidated financial statements included herein pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to these rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In our opinion, the unaudited interim condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly, in all material respects, our consolidated financial position as of March 31, 2009, the interim results of operations for the three months ended March 31, 2009 and 2008, and cash flows for the three months ended March 31, 2009 and 2008. These interim statements have not been audited. The balance sheet as of December 31, 2008 was derived from our audited consolidated financial statements included in our annual report on Form 10-K. The interim condensed consolidated financial statements contained herein should be read in conjunction with our audited financial statements, including the notes thereto, for the year ended December 31, 2008.

REAL GOODS SOLAR, INC.

Condensed consolidated balance sheets

(in thousands, except share and per share data)	March 31, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,887	$12,339
Accounts receivable, net	5,747	7,711
Inventory	5,408	9,170
Deferred costs on uncompleted contracts	1,004	970
Deferred advertising costs	331	251
Deferred tax assets	188	515
Other current assets	524	521

Total current assets	26,089	31,477

Property and equipment, net	5,210	5,298
Deferred tax assets	3,571	2,239
Other assets	1,269	1,051

Total assets	$36,139	$40,065

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,048	$6,501
Accrued liabilities	1,719	1,135
Deferred revenue on uncompleted contracts	331	400
Payable to Gaiam	2,420	1,111

Total current liabilities	6,518	9,147

Commitments and contingencies

Shareholders’ equity:
Class A common stock, $.0001 par value, 150,000,000 shares authorized, 15,752,107 and 15,736,683 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	1	1
Class B common stock, $.0001 par value, 50,000,000 shares authorized, 2,153,293 shares issued and outstanding at March 31, 2009 and December 31, 2008	—	—
Additional paid-in capital	59,446	59,372
Accumulated deficit	(29,826)	(28,455)

Total shareholders’ equity	29,621	30,918

Total liabilities and shareholders’ equity	$36,139	$40,065

See accompanying notes to the interim condensed consolidated financial statements.

REAL GOODS SOLAR, INC.

Condensed consolidated statements of operations

	For the Three Months Ended March 31,
(in thousands, except per share data)	2009	2008
	(unaudited)
Net revenue	$9,531	$6,568
Cost of goods sold	7,229	4,731

Gross profit	2,302	1,837

Expenses:
Selling and operating	4,117	2,056
General and administrative	437	270

Total expenses	4,554	2,326

Loss before income taxes and noncontrolling interest	(2,252)	(489)

Income tax benefit	(881)	(192)

Net loss	(1,371)	(297)

Net income attributable to the noncontrolling interest	—	(9)

Net loss attributable to Real Goods Solar, Inc.	$(1,371)	$(306)

Net loss per share attributable to Real Goods Solar, Inc. common shareholders:
Basic and diluted	$(0.08)	$(0.03)

Weighted-average shares outstanding:
Basic and diluted	17,890	10,000

See accompanying notes to the interim condensed consolidated financial statements.

REAL GOODS SOLAR, INC.

Condensed consolidated statements of cash flows

	For the Three Months Ended March 31,
(in thousands)	2009	2008
	(unaudited)
Operating activities
Net loss	$(1,371)	$(306)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	104	46
Amortization	—	11
Noncontrolling interest in a consolidated subsidiary	—	9
Share-based compensation expense	82	—
Deferred income tax benefit	(1,005)	(68)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	1,964	(155)
Inventory	3,761	(268)
Deferred costs on uncompleted contracts and advertising	(113)	(227)
Other assets	(224)	(9)
Accounts payable	(4,454)	(1,059)
Accrued liabilities and deferred revenue on uncompleted contracts	516	(275)

Net cash used in operating activities	(740)	(2,301)

Investing activities
Purchase of property and equipment	(21)	(14)
Purchase of business, net of proceeds from sale of minority interest	—	(2,875)

Net cash used in investing activities	(21)	(2,889)

Financing activities
Prepaid initial public offering fees	—	(474)
Net proceeds from borrowings from Gaiam	1,309	6,731

Net cash provided by financing activities	1,309	6,257

Net change in cash and cash equivalents	548	1,067
Cash and cash equivalents at beginning of period	12,339	542

Cash and cash equivalents at end of period	$12,887	$1,609

See accompanying notes to the interim condensed consolidated financial statements

Notes to interim condensed consolidated financial statements

1.	Organization, Nature of Operations, and Principles of Consolidation

We are a leading residential solar energy integrator. We were incorporated in Colorado on January 29, 2008 under the name Real Goods Solar, Inc. (“Real Goods”, “we”, “us”, or “our”). As of March 31, 2009 we were 55.9% owned by Gaiam, Inc. (“Gaiam”). Our initial public offering of common stock occurred on May 7, 2008. The accompanying unaudited interim condensed consolidated financial statements represent the solar energy business of Gaiam and its subsidiaries as though the transfer of such business and the related net assets occurred on January 1, 2008.

Until our initial public offering, we did not operate as a separate business within Gaiam. Accordingly, the unaudited interim condensed consolidated financial statements prior to our initial public offering have been prepared on a “carve-out” basis. The unaudited interim condensed consolidated financial statements have been prepared in accordance with Regulation S-X, Article 3, General instructions to financial statements, and Staff Accounting Bulletin Topic 1-B1, Costs reflected in historical financial statements (“SAB 1-B1”). The accompanying unaudited interim condensed consolidated financial statements include allocations of certain Gaiam expenses, including costs of fulfillment, customer service, financial, and other administrative services. The expense allocations have been determined on bases that Gaiam and we consider to be reasonable reflections of the utilization of services provided or the benefits we received.

The unaudited interim condensed consolidated financial statements include the accounts of Real Goods and its majority-owned or otherwise controlled subsidiaries. We have prepared the accompanying unaudited interim condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States, or GAAP, and they include our accounts and those of our subsidiaries. Intercompany transactions and balances have been eliminated. Noncontrolling interests in operations of consolidated subsidiaries represents the minority holders’ percentage share of income or losses from the subsidiaries in which we hold a majority, but less than 100 percent, ownership interest and consolidate the subsidiaries’ results in our unaudited interim condensed consolidated financial statements. We have included the results of operations of acquired companies from the effective date of acquisition.

The unaudited condensed consolidated financial position, results of operations and cash flows for the interim periods disclosed in this report are not necessarily indicative of future financial results.

2.	Significant Accounting Policies

No changes were made to our significant accounting policies during the three months ended March 31, 2009, except for the adoption of Financial Accounting Standards Board, or FASB, Statements No. 141(R), Business Combinations, No. 157, Fair Value Measurements, No. 160, Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51, and No. 161, Disclosures about Derivatives and Hedging Activities – an Amendment of FASB Statement 133. SFAS 141(R) requires an entity to recognize all assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions and changes the accounting treatment for certain specific items. SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 160 establishes new accounting and reporting standards for a noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 161enhances required disclosures regarding derivatives and hedging activities. We have applied SFAS 160 by reclassifying amounts formerly referred to as minority interests in our condensed consolidated statements of operations. Aside from this presentation change, the implementation of these statements did not have a material impact on our unaudited interim condensed consolidated financial statements for the quarter ended March 31, 2009.

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

3.	Shareholders’ Equity

During 2009, we issued 15,424 shares of our Class A common stock to our independent directors, in lieu of cash compensation, for services rendered during the first quarter of 2009. Following this transaction, Gaiam owned 55.9% of us.

4.	Share-Based Payments

During the first quarter of 2009, we granted 499,500 new stock options and cancelled 122,000 stock options under the Real Goods 2008 Long-Term Incentive Plan. The cancelled options resulted primarily from the nonattainment of the performance condition for 2008. The new stock options commence vesting 2% over 50 months only upon the attainment of a certain amount of pre-tax income for the year ending December 31, 2009.

For these performance based stock options, the attainment of the performance condition was not probable as of March 31, 2009 and, therefore, no compensation expense for these grants has been recorded. Total share-based compensation recognized was $0.1 million and none for the three months ended March 31, 2009 and 2008, respectively, and is shown in general and administrative expenses on our condensed consolidated statements of operations.

5.	Net Loss Per Share Attributable to Real Goods Solar, Inc. Common Shareholders

We compute net loss per share attributable to our common shareholders by dividing the net loss attributable to us by the weighted average number of common shares outstanding for the period. Diluted net loss per share attributable to our shareholders reflects the potential dilution that could occur if options and warrants to acquire shares of our Class A common stock were exercised. Common share equivalents of 624,000 and 370,000 shares have been omitted from net loss per share attributable to our shareholders for the three months ended March 31, 2009 and 2008, respectively, as they are anti-dilutive. Net loss per share attributable to our shareholders is calculated as if the 10,000,000 shares of Class B common stock, which we issued to Gaiam on January 29, 2008, were issued on January 1, 2008.

6.	Mergers and Acquisitions

Effective October 1, 2008, we acquired 100% ownership of Regrid Power, a northern California designer and installer of residential and commercial solar electric systems. This acquisition has contingent share consideration up to a maximum of 800,000 shares of our Class A common stock, based on Regrid Power’s revenue and earnings performance over the twelve months ending September 30, 2009, but in no event will total consideration paid exceed one times the trailing twelve months revenues as of September 30, 2009. At the time any of this contingent consideration becomes determinable we will recognize it as additional purchase price and allocate it to goodwill and other intangibles.

We are still in the process of preparing valuations of certain intangible assets; thus, the allocation of the purchase prices for our Independent Energy Systems and Regrid Power acquisition are subject to refinement. We have included results from operations of these acquired companies in our condensed consolidated financial statements from their respective effective acquisition dates.

The following is supplemental unaudited interim pro forma information for the Regrid Power acquisition as if we had acquired this business on January 1, 2007. The pro forma adjustments are based on currently available information and upon assumptions that we believe are reasonable in order to reflect, on a pro forma basis, the impact of this acquisition on our historical financial information.

(in thousands, except per share data)	Three Months Ended March 31, 2008
(unaudited)
Net revenue	$9,672

Net loss attributable to Real Goods Solar, Inc.	$(345)

Net loss per share attributable to Real Goods Solar, Inc. common shareholders – basic and diluted	$(0.03)

Item 2.	Management’s discussion and analysis of financial condition and results of operations

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

Our focused customer acquisition approach and our efficiency in converting leads into customers enable us to have what we believe are low customer acquisition costs. We believe that our Real Goods brand has a national reputation for high quality customer service in the solar energy market, which leads to a significant number of word-of-mouth referrals and new customers. In addition, our majority shareholder, Gaiam, is a leader in the sustainable lifestyle market and has a base of over 8 million direct customers, providing us additional lead generation for potential solar energy customers. We also generate leads by selling solar and other renewable energy and sustainable living products and resources through our nationally distributed catalog and website, including books and DVDs on renewable energy and sustainable living, products for solar and other water heating, green building products and systems, air purification products, water conservation and purification products and other solar and sustainable living related products. Our Solar Living Center in Hopland features interactive demonstrations for renewable energy and environmentally sensible technologies and is the largest facility of its kind, with more than 2 million visitors since it opened in 1996.

Results of Operations

The following table sets forth certain financial data as a percentage of revenue for the periods indicated:

	Three Months Ended March 31,
	2009	2008
Net revenue	100.0%	100.0%
Cost of goods sold	75.8%	72.0%

Gross profit	24.2%	28.0%

Expenses:
Selling and operating	43.2%	31.3%
General and administrative	4.6%	4.1%

Total expenses	47.8%	35.4%

Loss before income taxes and noncontrolling interest	-23.6%	-7.4%

Income tax benefit	-9.2%	-2.9%

Net loss	-14.4%	-4.5%

Net income attributable to noncontrolling interest	—%	-0.2%

Net loss attributable to Real Goods Solar, Inc.	-14.4%	-4.7%

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Net revenue. Net revenue increased $3.0 million, or 45.1%, to $9.5 million during the first quarter of 2009 from $6.6 million during the first quarter of 2008. This increase in net revenue is primarily the result of our acquisitions of Independent Energy Systems in the third quarter of 2008 and Regrid Power in the fourth quarter of 2008.

Gross profit. Gross profit increased $0.5 million, or 25.3%, to $2.3 million during the first quarter of 2009 from $1.8 million during the first quarter of 2008. As a percentage of net revenue, gross profit decreased to 24.2% during the first quarter of 2009 from 28.0% during the first quarter of 2008. The decrease in gross profit percentage partially reflects the consolidation of acquisitions which have traditionally produced lower gross profit margins.

Selling and operating expenses. Selling and operating expenses increased $2.1 million, or 100.2%, to $4.1 million during the first quarter of 2009 from $2.1 million during the first quarter of 2008. As a percentage of net revenue, selling and operating expenses increased to 43.2% during the first quarter of 2009 from 31.3% during the first quarter of 2008. The increase in selling and operating expenses primarily reflects the impact of the consolidation of Regrid Power, integration costs related to our 2008 acquisitions and severance costs from a reduction in work force.

General and administrative expenses. General and administrative expenses increased $167,000 to $437,000 during the first quarter of 2009 from $270,000 during the first quarter of 2008. As of percentage of net revenue, general and administrative expenses increased to 4.6% during the first quarter of 2009 from 4.1% during the first quarter of 2008, reflecting an increase in our infrastructure to support our recent acquisitions, severance costs from a reduction in work force, and incremental costs associated with being a public company.

Net loss attributable to Real Goods Solar, Inc. As a result of the above factors, net loss attributable to Real Goods Solar, Inc. increased $1.1 million to $1.4 million during the first quarter of 2009 from $0.3 million during the first quarter of 2008. Net loss per share attributable to our shareholders increased $0.05 per share to a net loss of $0.08 per share during the first quarter of 2009 from $0.03 per share during the first quarter of 2008.

Seasonality

Our quarterly net revenue and operating results for solar energy system installations are difficult to predict and have in the past and may in the future fluctuate from quarter to quarter as a result of changes in state, federal, or private utility company subsidies, as well as weather and other factors. We have historically experienced seasonality in our solar installation business, with the first quarter representing our slowest installation quarter of the year. Additionally, the fourth quarter is often impacted by unfavorable weather in certain geographic regions. Much of the seasonality in our business in past years has been offset by the timing of government activities as well as strong organic growth.

Liquidity and Capital Resources

Our capital needs arise from working capital required to fund our purchases of solar PV modules and inverters, capital related to acquisitions of new businesses, improvements to our infrastructure, and future growth. These capital requirements depend on numerous factors, including business acquisitions, the ability to attract new solar energy system installation customers, market acceptance of our product offerings, the cost of ongoing upgrades to our product offerings, the level of expenditures for sales and marketing, the level of investment in support systems and facilities and other factors. The timing and amount of these capital requirements are variable and cannot accurately be predicted. We did not have any material commitments for capital expenditures as of March 31, 2009, and we do not presently have any plans for future material capital expenditures. In the past 18 months, we acquired four solar energy system installation businesses. We plan to continue to pursue business acquisition and other opportunities to expand our sales territories, technologies, and products and increase our sales and marketing programs as needed.

Cash Flows

The following table summarizes our primary sources (uses) of cash during the periods presented:

	Three Months Ended March 31,
(in thousands)	2009	2008
Net cash provided by (used in):
Operating activities	$(740)	$(2,301)
Investing activities	(21)	(2,889)
Financing activities	1,309	6,257

Net increase in cash and cash equivalents	$548	$1,067

Operating activities. Our operating activities used net cash of $0.7 million and $2.3 million during the first quarters of 2009 and 2008, respectively. Our net cash used in operating activities during the first quarter of 2009 was primarily attributable to decreased accounts payable of $4.5 million, net loss of $1.4 million and other noncash adjustments of $0.8 million, partially offset by decreased inventory and accounts receivable of $3.8 million and $2.0 million, respectively. Our net cash used in operating activities during the first quarter of 2008 was primarily attributable to decreased accounts payable and accrued liabilities of $1.3 million, the majority of which represented the settlement, in the normal course of business, of liabilities assumed as part of the Marin Solar and Carlson Solar acquisitions, increased accounts receivable and deferred costs of $0.4 million, and the net loss and other noncash adjustments of $0.3 million.

Investing activities. Our investing activities used net cash of $21,000 and $2.9 million during the first quarters of 2009 and 2008, respectively. Our cash used in investing activities during the first quarter of 2009 was used to acquire property and equipment. The cash used in investing activities during the first quarter of 2008 was used primarily to acquire Carlson Solar on January 1, 2008 for a net $2.9 million.

Financing activities. Our financing activities provided net cash of $1.3 million and $6.3 million during the first quarters of 2009 and 2008, respectively. The financing provided during the first quarters of both 2009 and 2008 primarily reflects borrowings from Gaiam which were used to fund our daily operations and acquire Carlson Solar in January 2008. Each month we repay the balance owed to Gaiam as of the previous month end. The first quarter of 2008 also reflects prepayments of initial public offering fees of $0.5 million that ultimately were offset against the proceeds from the consummation of our initial public offering in May 2008.

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

Contractual Obligations

We have commitments under operating leases and various service agreements with Gaiam, but do not have any outstanding commitments under long-term debt obligations or purchase obligations. The following table shows our commitments to make future payments under our operating leases:

(in thousands)	Total	< 1 year	1-3 years	3-5 years	> 5 yrs
Operating lease obligations	$1,050	$558	$463	$29	$—

To the extent we become entitled to utilize pre-IPO loss carryforwards from our separate tax returns, we will distribute to Gaiam the tax effect (estimated to be 34% for federal income tax purposes) of the amount of such tax loss carryforwards so utilized. Accordingly, we recognized a valuation allowance against certain of our deferred tax assets as of May 13, 2008, the effective date of our tax sharing agreement with Gaiam. As of that date, we had net operating loss carryforwards, or NOLs, of approximately $6.1 million, meaning that such potential future payments to Gaiam, which would be made over a period of several years, would therefore aggregate to approximately $2.4 million. These NOLs expire beginning in 2020 if not utilized. Due to Gaiam’s step acquisitions of our businesses, we experienced “ownership changes” as defined in the Internal Revenue Code. Accordingly, our use of these NOLs is limited by annual limitations described in the Internal Revenue Code. However, we expect our NOL balances at March 31, 2009 to be fully recoverable.

Risk Factors

We wish to caution you that there are risks and uncertainties that could cause our actual results to be materially different from those indicated by forward looking statements that we make from time to time in filings with the Securities and Exchange Commission, news releases, reports, proxy statements, registration statements and other written communications as well as oral forward looking statements made from time to time by our representatives. These risks and uncertainties include, but are not limited to, those risks listed in our Annual Report on Form 10-K for the year ended December 31, 2008. Additional risks and uncertainties that we currently deem immaterial may also impair our business operations, and historical results are not necessarily an indication of the future results. Except for the historical information contained herein, the matters discussed in this analysis are forward-looking statements that involve risk and uncertainties, including, but not limited to, general economic and business conditions, competition, pricing, brand reputation, consumer trends, and other factors which are often beyond our control. We do not undertake any obligation to update forward-looking statements except as required by law.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) of Real Goods Solar, Inc. at the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at the end of such period, the disclosure controls and procedures of Real Goods Solar, Inc. were effective in alerting them, on a timely basis, to material information required to be disclosed in the reports that we file or furnish under the Securities Exchange Act of 1934.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

From time to time, we are involved in legal proceedings that we consider to be in the normal course of business. We do not believe that any of these proceedings will have a material adverse effect on our business.

Item 1A.	Risk Factors

No material changes.

Item 2.	Sales of Unregistered Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

a)	Exhibits.

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

Signatures

In accordance with the requirements of the Securities and Exchange Act, the registrant caused this report to be signed on its behalf, by the undersigned, thereunto duly authorized.

Real Goods Solar, Inc.
(Registrant)
May 15, 2009

By:	/s/ D. Thompson McCalmont
D. Thompson McCalmont
Chief Executive Officer

By:	/s/ Erik Zech
Erik Zech
Chief Financial Officer
(principal accounting officer)