Form 10-Q
period 2009-06-30
Real Goods Solar, Inc.
filed 2009-08-11
CIK 1425565

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

                                                 ( Do not check if a smaller reporting company )

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 10, 2009
Class A Common Stock ($.0001 par value)	16,121,113
Class B Common Stock ($.0001 par value)	2,153,293

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

Unaudited Interim Condensed Consolidated Financial Statements

We have prepared our unaudited interim condensed consolidated financial statements included herein pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to these rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In our opinion, the unaudited interim condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly, in all material respects, our consolidated financial position as of June 30, 2009, the interim results of operations for the three and six months ended June 30, 2009 and 2008, and cash flows for the six months ended June 30, 2009 and 2008. These interim statements have not been audited. The balance sheet as of December 31, 2008 was derived from our audited consolidated financial statements included in our annual report on Form 10-K. The interim condensed consolidated financial statements contained herein should be read in conjunction with our audited financial statements, including the notes thereto, for the year ended December 31, 2008.

REAL GOODS SOLAR, INC.

Condensed consolidated balance sheets

(in thousands, except share and per share data)	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,543	$12,339
Accounts receivable, net	6,909	7,711
Inventory	4,374	9,170
Deferred costs on uncompleted contracts	612	970
Deferred advertising costs	230	251
Receivable and deferred tax assets	465	704
Other current assets	821	332

Total current assets	25,954	31,477

Property and equipment, net	5,106	5,298
Goodwill	732	—
Deferred tax assets	3,800	2,239
Other assets	1,006	1,051

Total assets	$36,598	$40,065

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,949	$6,501
Accrued liabilities	1,784	1,135
Deferred revenue on uncompleted contracts	109	400
Payable to Gaiam	924	1,111

Total current liabilities	6,766	9,147

Commitments and contingencies

Shareholders’ equity:
Class A common stock, $.0001 par value, 150,000,000 shares authorized, 16,121,113 and 15,736,683 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	1	1
Class B common stock, $.0001 par value, 50,000,000 shares authorized, 2,153,293 shares issued and outstanding at June 30, 2009 and December 31, 2008	—	—
Additional paid-in capital	60,238	59,372
Accumulated deficit	(30,407)	(28,455)

Total shareholders’ equity	29,832	30,918

Total liabilities and shareholders’ equity	$36,598	$40,065

See accompanying notes to the interim condensed consolidated financial statements.

REAL GOODS SOLAR, INC.

Condensed consolidated statements of operations

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share data)	2009	2008	2009	2008
	(unaudited)		(unaudited)
Net revenue	$12,713	$8,841	$22,244	$15,409
Cost of goods sold	9,435	6,203	16,664	10,934

Gross profit	3,278	2,638	5,580	4,475

Expenses:
Selling and operating	3,666	2,459	7,783	4,515
General and administrative	551	311	988	581

Total expenses	4,217	2,770	8,771	5,096

Loss from operations	(939)	(132)	(3,191)	(621)

Interest income	—	84	—	84

Loss before income taxes and noncontrolling interest	(939)	(48)	(3,191)	(537)

Income tax benefit	(358)	(17)	(1,239)	(209)

Net loss	(581)	(31)	(1,952)	(328)

Net (income) loss attributable to noncontrolling interest	—	4	—	(5)

Net loss attributable to Real Goods Solar, Inc	$(581)	$(27)	$(1,952)	$(333)

Net loss per share attributable to Real Goods Solar, Inc. common shareholders:
Basic	$(0.03)	$0.00	$(0.11)	$(0.03)

Diluted	$(0.03)	$0.00	$(0.11)	$(0.03)

Weighted-average shares outstanding:
Basic	18,270	13,085	18,081	11,551

Diluted	18,270	13,085	18,081	11,551

See accompanying notes to the interim condensed consolidated financial statements.

REAL GOODS SOLAR, INC.

Condensed consolidated statements of cash flows

	For the Six Months Ended June 30,
(in thousands)	2009	2008
	(unaudited)
Operating activities
Net loss	$(1,952)	$(333)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	209	92
Amortization	—	59
Noncontrolling interest in consolidated subsidiary	—	5
Deferred income tax expense (benefit)	(1,358)	132
Share-based compensation expense	150	34
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	802	(1,279)
Inventory	4,796	196
Deferred costs on uncompleted contracts and advertising	379	223
Income taxes receivable and other current assets	(420)	(204)
Accounts payable	(2,552)	(191)
Accrued liabilities and deferred revenue on uncompleted contracts	358	(1,530)

Net cash provided by (used in) operating activities	412	(2,796)

Investing activities
Purchase of property and equipment	(21)	(78)
Purchase of business, net of proceeds from sale of minority interest	—	(2,910)

Net cash used in investing activities	(21)	(2,988)

Financing activities
Proceeds from initial public offering, net	—	48,154
Repayment of borrowings from Gaiam, net	(187)	(17,283)

Net cash (used in) provided by financing activities	(187)	30,871

Net change in cash and cash equivalents	204	25,087
Cash and cash equivalents at beginning of period	12,339	542

Cash and cash equivalents at end of period	$12,543	$25,629

Supplemental cash flow information
Common stock issued for acquisitions	$732	$1,876

See accompanying notes to the interim condensed consolidated financial statements

Notes to interim condensed consolidated financial statements

1.	Organization, Nature of Operations, and Principles of Consolidation

We are a leading residential solar energy integrator. We were incorporated in Colorado on January 29, 2008 under the name Real Goods Solar, Inc. (“Real Goods Solar”, “we”, “us”, or “our”) to hold our operating subsidiaries. Our initial public offering of common stock occurred on May 7, 2008. As of June 30, 2009, we were 54.7% owned by Gaiam, Inc. (“Gaiam”). The accompanying unaudited interim condensed consolidated financial statements represent the solar energy business of Gaiam and its subsidiaries as though the transfer of such business and the related net assets occurred on January 1, 2008.

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

The unaudited interim condensed consolidated financial statements include the accounts of Real Goods Solar and its majority-owned or otherwise controlled subsidiaries. We have prepared the accompanying unaudited interim condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States, or GAAP, and they include our accounts and those of our subsidiaries. Intercompany transactions and balances have been eliminated. Noncontrolling interests in operations of consolidated subsidiaries represents the minority holders’ percentage share of income or losses from the subsidiaries in which we hold a majority, but less than 100 percent, ownership interest and consolidate the subsidiaries’ results in our unaudited interim condensed consolidated financial statements. We have included the results of operations of acquired companies from the effective date of acquisition.

The unaudited condensed consolidated financial position, results of operations and cash flows for the interim periods disclosed in this report are not necessarily indicative of future financial results.

2.	Significant Accounting Policies

No changes were made to our significant accounting policies during the three and six months ended June 30, 2009, except for the adoption of Financial Accounting Standards Board, or FASB, Statements No. 141(R), Business Combinations, No. 157, Fair Value Measurements, No. 160, Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51, and No. 161, Disclosures about Derivatives and Hedging Activities – an Amendment of FASB Statement 133. SFAS 141(R) requires an entity to recognize all assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with limited exceptions, and changes the accounting treatment for certain specific items. SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 160 establishes new accounting and reporting standards for a noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 161enhances required disclosures regarding derivatives and hedging activities. We have applied SFAS 160 by reclassifying amounts formerly referred to as minority interests in our condensed consolidated statements of operations. Aside from this presentation change, the implementation of these statements did not have a material impact on our unaudited interim condensed consolidated financial statements for the three and six months ended June 30, 2009.

In May 2009, the FASB issued SFAS No. 165 Subsequent Events (“SFAS 165”), which defines further disclosure requirements for events which occur after the balance sheet date but before financial statements are issued. SFAS 165 is effective for us beginning on April 1, 2009. In accordance with SFAS 165, we have evaluated events subsequent to June 30, 2009 through August 10, 2009 which is the issuance date of this report. There has been no material event noted in this period which would either impact the results reflected in this report or our results going forward.

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

During the six months ended June 30, 2009, we issued 20,926 shares of our Class A common stock valued at $45,000 to our independent directors, in lieu of cash compensation, for services rendered during 2009 and issued 363,504 shares valued at $0.7 million as contingent consideration for a business acquired in 2008 (see Note 6. Mergers and Acquisitions). Following these transactions, Gaiam owned 54.7% of our outstanding common stock.

4.	Share-Based Payments

During the first half of 2009, we granted 499,500 new stock options and cancelled 149,000 stock options under the Real Goods Solar 2008 Long-Term Incentive Plan. The cancelled options resulted primarily from the nonattainment of the performance condition for 2008. The new stock options commence vesting only upon the attainment of a certain amount of pre-tax income for the year ending December 31, 2009 and vest 2% over 50 months thereafter.

For these performance based stock options, the attainment of the performance condition was not probable as of June 30, 2009 and, therefore, no compensation expense for these grants has been recorded. Total share-based compensation recognized was $0.1 million and $34,000 for the three months ended June 30, 2009 and 2008, respectively, and $0.2 million and $34,000 for the six months ended June 30, 2009 and 2008, respectively, and is shown in general and administrative expenses on our condensed consolidated statements of operations.

5.	Net Loss Per Share Attributable to Real Goods Solar, Inc. Common Shareholders

We compute net loss per share attributable to our common shareholders by dividing our net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share attributable to our shareholders reflects the potential dilution that could occur if options and warrants to acquire shares of our Class A common stock were exercised. We excluded common equivalent shares of 926,000 and 582,000 for the three months ended June 30, 2009 and 2008, respectively, and 812,000 and 582,000 for the six months ended June 30, 2009 and 2008, respectively, from the computation of diluted net loss per share because their effect was antidilutive. Net loss per share attributable to our shareholders is calculated as if the 10,000,000 shares of common stock, which we issued to Gaiam on January 29, 2008, were issued on January 1, 2008.

6.	Mergers and Acquisitions

Effective October 1, 2008, we acquired 100% ownership of Regrid Power, Inc., a northern California designer and installer of residential and commercial solar electric systems. As contingent consideration related to this acquisition, we issued 363,504 shares of our Class A common stock with an estimated fair value of $0.7 million and allocated the additional consideration to goodwill, which is not expected to be tax deductible. We used a period beginning two days before and two days after the date that the consideration became payable in determining the estimated fair value of the securities issued. The securities were issued to a trust benefiting the former owners of Regrid Power, one of whom is now our chief executive officer.

We are still in the process of finalizing our assessment of the estimated fair value of the net assets related to our Independent Energy Systems and Regrid Power acquisitions during the latter half of 2008 and, thus, the allocation of the purchase prices for these acquisitions are subject to refinement. We have included results from operations of these acquired companies in our condensed consolidated financial statements from their respective effective acquisition dates.

The following is supplemental unaudited interim pro forma information for the Regrid Power acquisition as if we had acquired this business on January 1, 2007. The pro forma adjustments are based on currently available information and upon assumptions that we believe are reasonable in order to reflect, on a pro forma basis, the impact of this acquisition on our historical financial information.

	Pro Forma
(in thousands, except per share data)	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
	(unaudited)
Net revenue	$11,965	$21,637

Net loss	$(215)	$(561)

Net loss per share - basic and diluted	$(0.02)	$(0.05)

Item 2.	Management’s discussion and analysis of financial condition and results of operations

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

We have over 30 years of experience in residential solar energy, beginning with our sale in 1978 of the first solar photovoltaic, or PV, panels in the United States. We have sold a variety of solar products to more than 30,000 customers since our founding.

Our focused customer acquisition approach and our efficiency in converting leads into customers enable us to have what we believe are low customer acquisition costs. We believe that our Real Goods Solar brand has a national reputation for high quality customer service in the solar energy market, which leads to a significant number of word-of-mouth referrals and new customers. In addition, our majority shareholder, Gaiam, is a leader in the sustainable lifestyle market and has a base of over 8 million direct customers, providing us additional lead generation for potential solar energy customers. We also generate leads by selling solar and other renewable energy and sustainable living products and resources through our nationally distributed catalog and website, including books and DVDs on renewable energy and sustainable living, products for solar and other water heating, green building products and systems, air purification products, water conservation and purification products and other solar and sustainable living related products. Our Solar Living Center in Hopland features interactive demonstrations for renewable energy and environmentally sensible technologies and is the largest facility of its kind, with more than 2 million visitors since it opened in 1996.

Results of Operations

The following table sets forth certain financial data as a percentage of revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	74.2%	70.2%	74.9%	71.0%

Gross profit	25.8%	29.8%	25.1%	29.0%

Expenses:
Selling and operating	28.9%	27.8%	35.0%	29.3%
General and administrative	4.3%	3.5%	4.5%	3.8%

Total expenses	33.2%	31.3%	39.5%	33.1%

Loss from operations	(7.4)%	(1.5)%	(14.4)%	(4.1)%

Interest and other income	0.0%	1.0%	0.0%	0.6%

Income tax benefit	(2.8)%	(0.2)%	(5.6)%	(1.4)%

Net (income) loss attributable to noncontrolling interest	0.0%	0.0%	0.0%	0.0%

Net loss attributable to Real Goods Solar, Inc.	(4.6)%	(0.3)%	(8.8)%	(2.1)%

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Net revenue. Net revenue increased $3.9 million, or 43.8%, to $12.7 million during the second quarter of 2009 from $8.8 million during the second quarter of 2008. This increase in net revenue is primarily the result of our acquisitions of Independent Energy Systems in the third quarter of 2008 and Regrid Power in the fourth quarter of 2008.

Gross profit. Gross profit increased $0.6 million, or 24.3%, to $3.3 million during the second quarter of 2009 from $2.6 million during the second quarter of 2008. As a percentage of net revenue, gross profit decreased to 25.8% during the second quarter of 2009 from 29.8% during the second quarter of 2008. The decrease in gross profit percentage is primarily the result of an increased mix of commercial installations and the consolidation of acquisitions which have traditionally produced lower gross profit margins.

Selling and operating expenses. Selling and operating expenses increased $1.2 million, or 49.1%, to $3.7 million during the second quarter of 2009 from $2.5 million during the second quarter of 2008. As a percentage of net revenue, selling and operating expenses increased to 28.9% during the second quarter of 2009 from 27.8% during the second quarter of 2008. The increase in selling and operating expenses primarily reflects the impact of the consolidation of Regrid Power and integration costs related to our other 2008 acquisitions.

General and administrative expenses. General and administrative expenses increased $0.2 million, or 77.2%, to $0.6 million during the second quarter of 2009 from $0.3 million during the second quarter of 2008. As a percentage of net revenue, general and administrative expenses increased to 4.3% during the second quarter of 2009 from 3.5% during the second quarter of 2008, reflecting an increase in our infrastructure to support our recent acquisitions and incremental costs associated with being a public company.

Net loss attributable to Real Goods Solar, Inc. As a result of the above factors, net loss attributable to Real Goods Solar, Inc. increased $0.6 million to $0.6 million during the second quarter of 2009 from a net loss of $27,000 during the second quarter of 2008. Net loss per share attributable to our shareholders increased $0.03 per share to a net loss of $0.03 per share during the second quarter of 2009 from $0.00 per share during the second quarter of 2008.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Net revenue. Net revenue increased $6.8 million, or 44.4%, to $22.2 million during the first half of 2009 from $15.4 million during the first half of 2008. This increase in net revenue is primarily the result of our acquisitions of Independent Energy Systems in the third quarter of 2008 and Regrid Power in the fourth quarter of 2008.

Gross profit. Gross profit increased $1.1 million, or 24.7%, to $5.6 million during the first half of 2009 from $4.5 million during the first half of 2008. As a percentage of net revenue, gross profit decreased to 25.1% during the first half of 2009 from 29.0% during the first half of 2008. The decrease in gross profit percentage is primarily the result of an increased mix of commercial installations and the consolidation of acquisitions which have traditionally produced lower gross profit margins.

Selling and operating expenses. Selling and operating expenses increased $3.3 million, or 72.4%, to $7.8 million during the first half of 2009 from $4.5 million during the first half of 2008. As a percentage of net revenue, selling and operating expenses increased to 35.0% during the first half of 2009 from 29.3% during the first half of 2008. The increase in selling and operating expenses primarily reflects the impact of the consolidation of Regrid Power, integration costs related to our other 2008 acquisitions and severance costs from a reduction in work force.

General and administrative expenses. General and administrative expenses increased $0.4 million, or 70.1%, to $1.0 million during the first half of 2009 from $0.6 million during the first half of 2008. As of percentage of net revenue, general and administrative expenses increased to 4.5% during the first half of 2009 from 3.8% during the first half of 2008, reflecting an increase in our infrastructure to support our recent acquisitions, severance costs from a reduction in work force, and incremental costs associated with being a public company.

Net loss attributable to Real Goods Solar, Inc. As a result of the above factors, net loss attributable to Real Goods Solar, Inc. increased $1.6 million to $2.0 million during the first half of 2009 from $0.3 million during the first half of 2008. Net loss per share attributable to our shareholders increased $0.08 per share to a net loss of $0.11 per share during the first half of 2009 from $0.03 per share during the first half of 2008.

Seasonality

Our quarterly net revenue and operating results for solar energy system installations are difficult to predict and have in the past and may in the future fluctuate from quarter to quarter as a result of changes in state, federal, or private utility company subsidies, as well as weather and other factors. We have historically experienced seasonality in our solar installation business, with the first quarter representing our slowest installation quarter of the year. Additionally, the fourth quarter is often impacted by unfavorable weather in certain geographic regions. Much of the seasonality in our business in past years has been offset by the timing of government activities as well as organic growth.

Liquidity and Capital Resources

Our capital needs arise from working capital required to fund our purchases of solar PV modules and inverters, capital related to acquisitions of new businesses, improvements to our infrastructure, and future growth. These capital requirements depend on numerous factors, including business acquisitions, the ability to attract new solar energy system installation customers, market acceptance of our product offerings, the cost of ongoing upgrades to our product offerings, the level of expenditures for sales and marketing, the level of investment in support systems and facilities and other factors. The timing and amount of these capital requirements are variable and cannot accurately be predicted. We did not have any material commitments for capital expenditures as of June 30, 2009, and we do not presently have any plans for future material capital expenditures. In the past 18 months, we acquired four solar energy system installation businesses. We plan to continue to pursue business acquisition and other opportunities to expand our sales territories, technologies, and products and increase our sales and marketing programs as needed.

Cash Flows

The following table summarizes our primary sources (uses) of cash during the periods presented:

	Six Months Ended June 30,
(in thousands)	2009	2008
Net cash provided by (used in):
Operating activities	$412	$(2,796)
Investing activities	(21)	(2,988)
Financing activities	(187)	30,871

Net increase in cash and cash equivalents	$204	$25,087

Operating activities. Our operating activities provided net cash of $0.4 million and used net cash of $2.8 million during the first halves of 2009 and 2008, respectively. Our net cash provided by operating activities during the first half of 2009 was primarily attributable to decreased inventory of $4.8 million, accounts receivable of $0.8 million, and deferred costs of $0.4 million and increased accrued liabilities and deferred revenue of $0.4 million, partially offset by decreased accounts payable of $2.6 million, net loss of $2.0 million, and noncash adjustments to our net loss and other uses of $1.4 million. Our net cash used in operating activities during the first half of 2008 was primarily attributable to decreased accounts payable, deferred revenue, and other accrued liabilities of $1.7 million, a significant portion of which represented the settlement, in the normal course of business, of liabilities assumed as part of the Marin Solar and Carlson Solar acquisitions, increased accounts receivable and other current assets of $1.5 million, and our net loss of $0.3 million, partially offset by noncash adjustments to the net loss of $0.3 million and decreased inventory and deferred costs of $0.4 million.

Investing activities. Our investing activities used net cash of $21,000 and $3.0 million during the first halves of 2009 and 2008, respectively. Our cash used in investing activities during the first half of 2009 was used to acquire property and equipment. The cash used in investing activities during the first quarter of 2008 was used primarily to acquire Carlson Solar on January 1, 2008 for a net $2.9 million and purchase property and equipment for $0.1 million.

Financing activities. Our financing activities used net cash of $0.2 million and provided net cash of $30.9 million during the first halves of 2009 and 2008, respectively. Our cash used in financing activities during the first half of 2009 reflects the repayment of borrowings from Gaiam which were used to fund our daily operations. The net cash provided by our financing activities during the first half of 2008 reflects net proceeds from our IPO of $48.2 million, partially offset by cash used to repay borrowings from Gaiam of $17.3 million that were used to acquire businesses and fund our daily operations.

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

Contractual Obligations

We have commitments under operating leases and various service agreements with Gaiam, but do not have any outstanding commitments under long-term debt obligations or purchase obligations. The following table shows our commitments to make future payments under our operating leases:

(in thousands)	Total	< 1 year	1-3 years	3-5 years	> 5 yrs
Operating lease obligations	$904	$498	$390	$16	$—

To the extent we become entitled to utilize pre-IPO loss carryforwards from our separate tax returns, we will distribute to Gaiam the tax effect (estimated to be 34% for federal income tax purposes) of the amount of such tax loss carryforwards so utilized. Accordingly, we recognized a valuation allowance against certain of our deferred tax assets as of May 13, 2008, the effective date of our tax sharing agreement with Gaiam. As of that date, we had net operating loss carryforwards, or NOLs, of approximately $6.1 million, meaning that such potential future payments to Gaiam, which would be made over a period of several years, would therefore aggregate to approximately $2.4 million. These NOLs expire beginning in 2020 if not utilized. Due to Gaiam’s step acquisitions of our businesses, we experienced “ownership changes” as defined in the Internal Revenue Code. Accordingly, our use of these NOLs is limited by annual limitations described in the Internal Revenue Code. However, we expect our NOL balances at June 30, 2009 to be fully recoverable.

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

We purchase a significant amount of inventory from vendors outside of the United States in transactions that are primarily U.S. dollar denominated transactions. Since the percentage of our international purchases denominated in currencies other than the U.S. dollar is small, any currency risks related to these transactions are immaterial to us. However, a decline in the relative value of the U.S. dollar to other foreign currencies could lead to increased purchasing costs. In order to mitigate this exposure, we make virtually all of our purchase commitments in U.S. dollars.

Item 4T.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) of Real Goods Solar at the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at the end of such period, the disclosure controls and procedures of Real Goods Solar were effective in alerting them, on a timely basis, to material information required to be disclosed in the reports that we file or furnish under the Securities Exchange Act of 1934.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the three and six months ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On May 20, 2009, Real Goods Solar held an annual meeting of shareholders. The shareholders elected six directors to serve until the next annual meeting of shareholders to be held in 2010 or until their successors are duly elected and qualified. The results of this vote follow:

Jirka Rysavy	For:	34,201,582	Withheld:	292,342
D. Thompson McCalmont	For:	34,201,947	Withheld:	291,977
John Schaeffer	For:	34,204,297	Withheld:	289,627
James Argyropoulos	For:	34,203,991	Withheld:	289,933
Scott Lehman	For:	34,204,357	Withheld:	289,567
Barbara Mowry	For:	34,203,999	Withheld:	289,925

Prior to the annual meeting, Ted Nark advised us that he would not be available to serve as a member of our Board of Directors beyond the expiration of his then-current term. Lynn Powers became a member of our Board of Directors to fill this vacancy.

In addition, the shareholders approved a motion to authorize an amendment and restatement to Real Goods Solar 2008 Long-Term Incentive Plan to expressly permit repricing of options and other awards issued under the plan, by a vote of 31,154,421 in favor, 2,493,732 opposed and 1,875 abstaining.

Item 5.	Other Information

None.

Item 6.	Exhibits

a)	Exhibits.

Exhibit No.	Description

10.1	Amended and Restated Real Goods Solar, Inc. 2008 Long-Term Incentive Plan (incorporated by reference to Exhibit A of Real Goods Solar’s Definitive Proxy Statement for its annual shareholders’ meeting held May 20, 2009).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

Signatures

In accordance with the requirements of the Securities and Exchange Act, the registrant caused this report to be signed on its behalf, by the undersigned, thereunto duly authorized.

Real Goods Solar, Inc.
(Registrant)
August 11, 2009

By:	/s/ D. Thompson McCalmont
D. Thompson McCalmont
Chief Executive Officer

By:	/s/ Erik Zech
Erik Zech
Chief Financial Officer
(principal accounting officer)