Form 10-Q
period 2009-09-30
Real Goods Solar, Inc.
filed 2009-11-09
CIK 1425565

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 5, 2009
Class A Common Stock ($.0001 par value)	16,131,424
Class B Common Stock ($.0001 par value)	2,153,293

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

Unaudited Interim Condensed Consolidated Financial Statements

We have prepared our unaudited interim condensed consolidated financial statements included herein pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to these rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In our opinion, the unaudited interim condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly, in all material respects, our consolidated financial position as of September 30, 2009, the interim results of operations for the three and nine months ended September 30, 2009 and 2008, and cash flows for the nine months ended September 30, 2009 and 2008. These interim statements have not been audited. The balance sheet as of December 31, 2008 was derived from our audited consolidated financial statements included in our annual report on Form 10-K. The interim condensed consolidated financial statements contained herein should be read in conjunction with our audited financial statements, including the notes thereto, for the year ended December 31, 2008.

REAL GOODS SOLAR, INC.

Condensed consolidated balance sheets

(in thousands, except share and per share data)	September 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,086	$12,339
Accounts receivable, net	12,655	7,711
Inventory, net	4,095	9,170
Deferred costs on uncompleted contracts	387	970
Deferred advertising costs	499	251
Receivable and deferred tax assets	570	704
Other current assets	668	332

Total current assets	32,960	31,477

Property and equipment, net	5,103	5,298
Goodwill	732	—
Deferred tax assets	3,471	2,239
Other assets	896	1,051

Total assets	$43,162	$40,065

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,205	$6,501
Accrued liabilities	2,326	1,135
Deferred revenue on uncompleted contracts	49	400
Payable to Gaiam	527	1,111

Total current liabilities	13,107	9,147

Commitments and contingencies

Shareholders’ equity:
Class A common stock, $.0001 par value, 150,000,000 shares authorized, 16,131,424 and 15,736,683 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	1	1
Class B common stock, $.0001 par value, 50,000,000 shares authorized, 2,153,293 shares issued and outstanding at September 30, 2009 and December 31, 2008	—	—
Additional paid-in capital	60,303	59,372
Accumulated deficit	(30,249)	(28,455)

Total shareholders’ equity	30,055	30,918

Total liabilities and shareholders’ equity	$43,162	$40,065

See accompanying notes to the interim condensed consolidated financial statements.

REAL GOODS SOLAR, INC.

Condensed consolidated statements of operations

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data)	2009	2008	2009	2008
	(unaudited)		(unaudited)
Net revenue	$22,966	$10,333	$45,210	$25,742
Cost of goods sold	17,952	7,527	34,616	18,461

Gross profit	5,014	2,806	10,594	7,281

Expenses:
Selling and operating	4,098	2,946	11,881	7,461
General and administrative	658	341	1,646	922

Total expenses	4,756	3,287	13,527	8,383

Income (loss) from operations	258	(481)	(2,933)	(1,102)

Interest income	1	118	1	202

Income (loss) before income taxes and noncontrolling interest	259	(363)	(2,932)	(900)

Income tax expense (benefit)	101	(137)	(1,138)	(346)

Net income (loss)	158	(226)	(1,794)	(554)

Net (income) loss attributable to noncontrolling interest	—	—	—	(5)

Net income (loss) attributable to Real Goods Solar, Inc	$158	$(226)	$(1,794)	$(559)

Net income (loss) per share attributable to Real Goods Solar, Inc. common shareholders:
Basic	$0.01	$(0.01)	$(0.10)	$(0.04)

Diluted	$0.01	$(0.01)	$(0.10)	$(0.04)

Weighted-average shares outstanding:
Basic	18,271	15,816	18,145	14,045

Diluted	18,273	15,816	18,145	14,045

See accompanying notes to the interim condensed consolidated financial statements.

REAL GOODS SOLAR, INC.

Condensed consolidated statements of cash flows

	For the Nine Months Ended September 30,
(in thousands)	2009	2008
	(unaudited)
Operating activities
Net loss	$(1,794)	$(559)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	315	142
Amortization	—	105
Noncontrolling interest in consolidated subsidiary	—	5
Deferred income tax benefit	(1,257)	(194)
Share-based compensation expense	216	104
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(4,945)	(1,810)
Inventory, net	5,075	(1,240)
Deferred costs on uncompleted contracts and advertising	336	838
Income taxes receivable and other current assets	(34)	(343)
Accounts payable	3,704	1,138
Accrued liabilities and deferred revenue on uncompleted contracts	840	(1,682)
Payable to Gaiam	(584)	1,649

Net cash provided by (used in) operating activities	1,872	(1,847)

Investing activities
Purchase of property and equipment	(125)	(216)
Purchase of business, net of proceeds from sale of minority interest	—	(5,778)

Net cash used in investing activities	(125)	(5,994)

Financing activities
Proceeds from initial public offering, net	—	48,154
Repayment of borrowings from Gaiam, net	—	(16,749)

Net cash provided by financing activities	—	31,405

Net change in cash and cash equivalents	1,747	23,564
Cash and cash equivalents at beginning of period	12,339	542

Cash and cash equivalents at end of period	$14,086	$24,106

Supplemental cash flow information
Common stock issued for acquisitions	$732	$2,176

See accompanying notes to the interim condensed consolidated financial statements

Notes to interim condensed consolidated financial statements

1. Organization, Nature of Operations, and Principles of Consolidation

We are a leading residential solar energy integrator. We were incorporated in Colorado on January 29, 2008 under the name Real Goods Solar, Inc. (“Real Goods Solar”, “we”, “us”, or “our”) to hold our operating subsidiaries. Our initial public offering of common stock occurred on May 7, 2008. As of September 30, 2009, we were 54.7% owned by Gaiam, Inc. (“Gaiam”). The accompanying unaudited interim condensed consolidated financial statements represent the solar energy business of Gaiam and its subsidiaries as though the transfer of such business and the related net assets occurred on January 1, 2008.

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

2. Significant Accounting Policies

No changes were made to our significant accounting policies during the three and nine months ended September 30, 2009, except for the adoption of the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, which doesn’t change any existing accounting principles, along with new pronouncements related to business combinations, fair value measurements, noncontrolling interests in consolidated financial statements, and disclosures about derivatives and hedging activities. The business combination changes require an entity to recognize all assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions, and changes the accounting treatment for certain specific items. The fair value measurement guidance defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. The noncontrolling interests guidance establishes new accounting and reporting standards for a noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary and directs that gains from the issuance of subsidiary stock must be recognized in additional paid-in capital. The derivatives guidance enhances required disclosures regarding derivatives and hedging activities. We have applied the noncontrolling interests guidance by reclassifying amounts formerly referred to as minority interests in our condensed consolidated balance sheets and condensed consolidated statements of operations. Aside from this presentation change, the implementation of these pronouncements did not have a material impact on our unaudited interim condensed consolidated financial statements for the three and nine months ended September 30, 2009 and 2008.

In May 2009, the FASB issued subsequent events guidance, which defines further disclosure requirements for events which occur after the balance sheet date but before financial statements are issued. This was effective for us beginning on April 1, 2009. We have evaluated events subsequent to September 30, 2009 through November 6, 2009, which is the issuance date of this report, and concluded no material event occurred in this period which would either impact the results reflected in this report or our results going forward.

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

3. Unbilled Receivables

We bill our large installation customers for contract performance progress each month. The prerequisite for billing is the completion of an application and certificate of payment form as per the contract, which is done after each month end. As a result, the accounts receivable on our condensed consolidated balance as of September 30, 2009 included $3.4 million of unbilled receivables.

4. Shareholders’ Equity

During the nine months ended September 30, 2009, we issued 31,237 shares of our Class A common stock valued at $64,000 to our independent directors, in lieu of cash compensation, for services rendered during 2009 and issued 163,504 shares as purchase price true-up and 200,000 shares as contingent consideration at a combined value of $0.7 million for a business acquired in 2008 (see Note 7. Mergers and Acquisitions). Following these transactions, Gaiam owned 54.7% of our outstanding common stock.

5. Share-Based Payments

During the nine months ended September 30, 2009, we granted 499,500 new stock options and cancelled 192,000 stock options under the Real Goods Solar 2008 Long-Term Incentive Plan. The cancelled options resulted primarily from the nonattainment of the performance condition for 2008 and other vesting requirements. The new stock options commence vesting only upon the attainment of a certain amount of pre-tax income for the year ending December 31, 2009 and vest 2% over 50 months thereafter.

For these performance based stock options, the attainment of the performance condition was not probable as of September 30, 2009 and, therefore, no compensation expense for these grants has been recorded. Total share-based compensation recognized was $0.1 million for each of the three months ended September 30, 2009 and 2008, and $0.2 million and $0.1 million for the nine months ended September 30, 2009 and 2008, respectively, and is shown in general and administrative expenses on our condensed consolidated statements of operations.

6. Net Income (Loss) Per Share Attributable to Real Goods Solar, Inc. Common Shareholders

We compute net income (loss) per share attributable to our common shareholders by dividing our net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share attributable to our shareholders reflects the potential dilution that could occur if options and warrants to acquire shares of our Class A common stock were exercised. We excluded common equivalent shares of 884,000 and 305,000 for the three months ended September 30, 2009 and 2008, respectively, and 823,000 and 204,000 for the nine months ended September 30, 2009 and 2008, respectively, from the computation of diluted net income (loss) per share because their effect was antidilutive. Net income (loss) per share attributable to our shareholders is calculated as if the 10,000,000 shares of common stock, which we issued to Gaiam on January 29, 2008, were issued on January 1, 2008.

7. Mergers and Acquisitions

Effective October 1, 2008, we acquired 100% ownership of Regrid Power, Inc., a northern California designer and installer of residential and commercial solar electric systems. As purchase price true-up and contingent consideration related to this acquisition, we issued 163,504 shares and 200,000 shares, respectively, of our Class A common stock with an estimated combined fair value of $0.7 million and allocated the additional consideration to goodwill, which is not expected to be tax deductible. We used a period beginning two days before and two days after the date that the consideration became payable in determining the estimated fair value of the securities issued. The securities were issued to a trust benefiting the former owners of Regrid Power, one of whom served as our chief executive officer for eleven months after the acquisition.

We are still in the process of finalizing our assessment of the estimated fair value of the net assets related to our Regrid Power acquisition during the fourth quarter of 2008 and, thus, the allocation of the purchase price for this acquisition is subject to refinement. We include results from operations of acquired companies in our condensed consolidated financial statements from their respective effective acquisition dates.

The following is supplemental unaudited interim pro forma information for the Regrid Power acquisition as if we had acquired this business on January 1, 2007. The pro forma adjustments are based on currently available information and upon assumptions that we believe are reasonable in order to reflect, on a pro forma basis, the impact of this acquisition on our historical financial information.

	Pro Forma
(in thousands, except per share data)	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
	(unaudited)
Net revenue	$15,564	$37,201

Net loss	$(357)	$(918)

Net loss per share - basic and diluted	$(0.02)	$(0.07)

Item 2.	Management’s discussion and analysis of financial condition and results of operations

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

Results of Operations

The following table sets forth certain financial data as a percentage of revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	78.2%	72.8%	76.6%	71.7%

Gross profit	21.8%	27.2%	23.4%	28.3%

Expenses:
Selling and operating	17.8%	28.5%	26.3%	29.0%
General and administrative	2.9%	3.3%	3.6%	3.6%

Total expenses	20.7%	31.8%	29.9%	32.6%

Income (loss) from operations	1.1%	(4.6)%	(6.5)%	(4.3)%

Interest and other income	0.0%	1.1%	0.0%	0.8%

Income tax expense (benefit)	0.4%	(1.3)%	(2.5)%	(1.3)%

Net (income) loss attributable to noncontrolling interest	0.0%	0.0%	0.0%	0.0%

Net income (loss) attributable to Real Goods Solar, Inc.	0.7%	(2.2)%	(4.0)%	(2.2)%

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Net revenue. Net revenue increased $12.6 million, or 122.3%, to $23.0 million during the third quarter of 2009 from $10.3 million during the third quarter of 2008. This increase in net revenue is primarily the result of organic growth and our acquisitions of Independent Energy Systems in the third quarter of 2008 and Regrid Power in the fourth quarter of 2008.

Gross profit. Gross profit increased $2.2 million, or 78.7%, to $5.0 million during the third quarter of 2009 from $2.8 million during the third quarter of 2008. As a percentage of net revenue, gross profit decreased to 21.8% during the third quarter of 2009 from 27.2% during the third quarter of 2008. The decrease in gross profit percentage is primarily the result of an increased mix of lower margin commercial installations and the inclusion of acquisitions which have traditionally produced lower gross profit margins.

Selling and operating expenses. Selling and operating expenses increased $1.2 million, or 39.1%, to $4.1 million during the third quarter of 2009 from $2.9 million during the third quarter of 2008. As a percentage of net revenue, selling and operating expenses decreased to 17.8% during the third quarter of 2009 from 28.5% during the third quarter of 2008. The increase in selling and operating expenses primarily reflects the impact of the inclusion of Regrid Power and Independent Energy Systems and integration costs related to our acquisitions.

General and administrative expenses. General and administrative expenses increased $0.3 million, or 93.0%, to $0.7 million during the third quarter of 2009 from $0.3 million during the third quarter of 2008. As a percentage of net revenue, general and administrative expenses decreased to 2.9% during the third quarter of 2009 from 3.3% during the third quarter of 2008. The increase in general and administrative expenses primarily reflects an increase in our infrastructure to support our recent acquisitions.

Net income (loss) attributable to Real Goods Solar, Inc. As a result of the above factors, net income attributable to Real Goods Solar, Inc. increased $0.4 million to $0.2 million during the third quarter of 2009 from a net loss of $0.2 million during the third quarter of 2008. Net income per share attributable to our shareholders increased $0.02 per share to net income of $0.01 per share during the third quarter of 2009 from a net loss of $0.01 per share during the third quarter of 2008.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Net revenue. Net revenue increased $19.5 million, or 75.6%, to $45.2 million during the nine months ended September 30, 2009 from $25.7 million during the nine months ended September 30, 2008. This increase in net revenue is primarily the result of organic growth and our acquisitions of Independent Energy Systems in the third quarter of 2008 and Regrid Power in the fourth quarter of 2008.

Gross profit. Gross profit increased $3.3 million, or 45.5%, to $10.6 million during the nine months ended September 30, 2009 from $7.3 million during the nine months ended September 30, 2008. As a percentage of net revenue, gross profit decreased to 23.4% during the nine months ended September 30, 2009 from 28.3% during the nine months ended September 30, 2008. The decrease in gross profit percentage is primarily the result of an increased mix of lower margin commercial installations and the inclusion of acquisitions which have traditionally produced lower gross profit margins.

Selling and operating expenses. Selling and operating expenses increased $4.4 million, or 59.2%, to $11.9 million during the nine months ended September 30, 2009 from $7.5 million during the nine months ended September 30, 2008. As a percentage of net revenue, selling and operating expenses decreased to 26.3% during the nine months ended September 30, 2009 from 29.0% during the nine months ended September 30, 2008. The increase in selling and operating expenses primarily reflects the impact of the inclusion of Regrid Power and Independent Energy Systems, integration costs related to our acquisitions and severance costs from a reduction in work force.

General and administrative expenses. General and administrative expenses increased $0.7 million, or 78.5%, to $1.6 million during the nine months ended September 30, 2009 from $0.9 million during the nine months ended September 30, 2008. As of percentage of net revenue, general and administrative expenses remained constant at 3.6% during the nine months ended September 30, 2009 and 2008. The increase in general and administrative expenses primarily reflects an increase in our infrastructure to support our recent acquisitions, severance costs from a reduction in work force, and incremental costs associated with being a public company.

Net loss attributable to Real Goods Solar, Inc. As a result of the above factors, net loss attributable to Real Goods Solar, Inc. increased $1.2 million to $1.8 million during the nine months ended September 30, 2009 from $0.6 million during the nine months ended September 30, 2008. Net loss per share attributable to our shareholders increased $0.06 per share to a net loss of $0.10 per share during the nine months ended September 30, 2009 from $0.04 per share during the nine months ended September 30, 2008.

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

Liquidity and Capital Resources

Our capital needs arise from working capital required to fund our purchases of solar PV modules and inverters, capital related to acquisitions of new businesses, improvements to our infrastructure, and future growth. These capital requirements depend on numerous factors, including business acquisitions, the ability to attract new solar energy system installation customers, market acceptance of our product offerings, the cost of ongoing upgrades to our product offerings, the level of expenditures for sales and marketing, the level of investment in support systems and facilities and other factors. The timing and amount of these capital requirements are variable and cannot accurately be predicted. We did not have any material commitments for capital expenditures as of September 30, 2009, and we do not presently have any plans for future material capital expenditures. In the past 18 months, we acquired four solar energy system installation businesses. We plan to continue to pursue business acquisition and other opportunities to expand our sales territories, technologies, and products and increase our sales and marketing programs as needed.

Cash Flows

The following table summarizes our primary sources (uses) of cash during the periods presented:

	Nine Months Ended September 30,
(in thousands)	2009	2008
Net cash provided by (used in):
Operating activities	$1,872	$(1,847)
Investing activities	(125)	(5,994)
Financing activities	—	31,405

Net increase in cash and cash equivalents	$1,747	$23,564

Operating activities. Our operating activities provided net cash of $1.9 million and used net cash of $1.9 million during the nine months ended September 30, 2009 and 2008, respectively. Our net cash provided by operating activities during the nine months ended September 30, 2009 was primarily attributable to decreased inventory of $5.1 million and deferred costs of $0.3 million and increased accounts payable and accrued liabilities and deferred revenue of $4.5 million, partially offset by increased accounts receivable of $4.9 million, net loss of $1.8 million, noncash adjustments to our net loss of $0.7 million and decreased payable to Gaiam of $0.6 million. Our net cash used in operating activities during the nine months ended September 30, 2008 was primarily attributable to increased accounts receivable, inventory, and other current assets of $1.8 million, $1.2 million, and $0.3 million, respectively, decreased accrued liabilities and deferred revenue of $1.7 million, and our net loss of $0.6 million, partially offset by increased payable to Gaiam, accounts payable and deferred costs of $1.6 million, $1.1 million and $0.8 million, respectively, and noncash adjustments to our net loss of $0.2 million.

Investing activities. Our investing activities used net cash of $0.1 million and $6.0 million during the nine months ended September 30, 2009 and 2008, respectively. Our cash used in investing activities during the nine months ended September 30, 2009 was used to acquire property and equipment. The cash used in investing activities during the nine months ended September 30, 2008 was used primarily to acquire Carlson Solar and Independent Energy Systems.

Financing activities. Our financing activities provided net cash of $31.4 million during the nine months ended September 30, 2008. The financing net cash provided during the nine months ended September 30, 2008 primarily reflects net proceeds from our IPO of $48.2 million, partially offset by cash used to repay borrowings from Gaiam of $16.8 million that we used to initially capitalize our Company and to acquire additional businesses.

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

Contractual Obligations

We have commitments under operating leases and various service agreements with Gaiam, but do not have any outstanding commitments under long-term debt obligations or purchase obligations. The following table shows our commitments to make future payments under our operating leases:

(in thousands)	Total	< 1 year	1-3 years	3-5 years	> 5 yrs
Operating lease obligations	$769	$449	$316	$4	$—

To the extent we become entitled to utilize pre-IPO loss carryforwards from our separate tax returns, we will distribute to Gaiam the tax effect (estimated to be 34% for federal income tax purposes) of the amount of such tax loss carryforwards so utilized. Accordingly, we recognized a valuation allowance against certain of our deferred tax assets as of May 13, 2008, the effective date of our tax sharing agreement with Gaiam. As of that date, we had net operating loss carryforwards, or NOLs, of approximately $6.2 million, meaning that such potential future payments to Gaiam, which would be made over a period of several years, would therefore aggregate to approximately $2.4 million. These NOLs expire beginning in 2020 if not utilized. Due to Gaiam’s step acquisitions of our businesses, we experienced “ownership changes” as defined in the Internal Revenue Code. Accordingly, our use of these NOLs is limited by annual limitations described in the Internal Revenue Code. However, we expect our NOL balances at September 30, 2009 to be fully recoverable.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Financial Officer, evaluated the effectiveness of the disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) of Real Goods Solar at the end of the period covered by this report. Based on such evaluation, our President and Chief Financial Officer concluded that, at the end of such period, the disclosure controls and procedures of Real Goods Solar were effective in alerting them, on a timely basis, to material information required to be disclosed in the reports that we file or furnish under the Securities Exchange Act of 1934.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the three and nine months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we are involved in legal proceedings that we consider to be in the normal course of business. We do not believe that any of these proceedings will have a material adverse effect on our business.

Item 1A.	Risk Factors

No material changes.

Item 2.	Sales of Unregistered Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

a) Exhibits.

Exhibit No.	Description

31.1	Certification of the President pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification of the President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

Signatures

In accordance with the requirements of the Securities and Exchange Act, the registrant caused this report to be signed on its behalf, by the undersigned, thereunto duly authorized.

Real Goods Solar, Inc.
(Registrant)
November 9, 2009

By:	/S/ JOHN SCHAEFFER
John Schaeffer
President

By:	/S/ ERIK ZECH
Erik Zech
Chief Financial Officer
(principal accounting officer)