Form 10-Q
period 2010-03-31
Real Goods Solar, Inc.
filed 2010-05-10
CIK 1425565

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 6, 2010
Class A Common Stock ($.0001 par value)	16,140,992
Class B Common Stock ($.0001 par value)	2,153,293

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

Unaudited Interim Condensed Consolidated Financial Statements

We have prepared our unaudited interim condensed consolidated financial statements included herein pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to these rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In our opinion, the unaudited interim condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly, in all material respects, our consolidated financial position as of March 31, 2010, the interim results of operations for the three months ended March 31, 2010 and 2009, and cash flows for the three months ended March 31, 2010 and 2009. These interim statements have not been audited. The balance sheet as of December 31, 2009 was derived from our audited consolidated financial statements included in our annual report on Form 10-K. The interim condensed consolidated financial statements contained herein should be read in conjunction with our audited financial statements, including the notes thereto, for the year ended December 31, 2009.

REAL GOODS SOLAR, INC.

Condensed consolidated balance sheets

(in thousands, except share and per share data)	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,778	$12,206
Accounts receivable, net	15,128	13,996
Inventory, net	4,377	4,769
Deferred costs on uncompleted contracts	132	1,024
Deferred advertising costs	71	114
Receivable and deferred tax assets	796	833
Other current assets	427	598

Total current assets	32,709	33,540

Property and equipment, net	5,152	5,145
Deferred tax assets	3,080	3,064
Goodwill	732	732
Other assets	732	813

Total assets	$42,405	$43,294

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,980	$8,821
Accrued liabilities	2,502	2,500
Payable to Gaiam	2,502	1,636

Total current liabilities	11,984	12,957

Commitments and contingencies

Shareholders’ equity:
Class A common stock, $.0001 par value, 150,000,000 shares authorized, 16,140,992 and 16,136,299 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	1	1
Class B common stock, $.0001 par value, 50,000,000 shares authorized, 2,153,293 shares issued and outstanding at March 31, 2010 and December 31, 2009	—	—
Additional paid-in capital	60,435	60,368
Accumulated deficit	(30,015)	(30,032)

Total shareholders’ equity	30,421	30,337

Total liabilities and shareholders’ equity	$42,405	$43,294

See accompanying notes to the interim condensed consolidated financial statements.

REAL GOODS SOLAR, INC.

Condensed consolidated statements of operations

	For the Three Months Ended March 31,
(in thousands, except per share data)	2010	2009
	(unaudited)
Net revenue	$15,005	$9,531
Cost of goods sold	10,974	7,229

Gross profit	4,031	2,302

Expenses:
Selling and operating	3,352	4,117
General and administrative	651	437

Total expenses	4,003	4,554

Income (loss) before income taxes	28	(2,252)

Income tax expense (benefit)	11	(881)

Net income (loss) attributable to Real Goods Solar, Inc.	$17	$(1,371)

Net income (loss) per share attributable to Real Goods Solar, Inc. common shareholders:
Basic	$0.00	$(0.08)

Diluted	$0.00	$(0.08)

Weighted-average shares outstanding:
Basic	18,290	17,890

Diluted	18,364	17,890

See accompanying notes to the interim condensed consolidated financial statements.

REAL GOODS SOLAR, INC.

Condensed consolidated statements of cash flows

	For the Three Months Ended March 31,
(in thousands)	2010	2009
	(unaudited)
Operating activities
Net income (loss) attributable to Real Goods Solar, Inc.	$17	$(1,371)
Adjustments to reconcile net income (loss) attributable to Real Goods Solar, Inc. to net cash provided by (used in) operating activities:
Depreciation	122	104
Share-based compensation expense	74	82
Deferred income tax expense (benefit)	12	(1,005)
Changes in operating assets and liabilities:
Accounts receivable, net	(1,132)	1,964
Inventory, net	392	3,761
Deferred costs on uncompleted contracts and advertising	935	(113)
Other assets	255	(224)
Accounts payable	(1,841)	(4,454)
Accrued liabilities and deferred revenue	1	516
Payable to Gaiam	866	1,309

Net cash (used in) provided by operating activities	(299)	569

Investing activities
Purchase of property and equipment	(129)	(21)

Net cash used in investing activities	(129)	(21)

Net change in cash and cash equivalents	(428)	548
Cash and cash equivalents at beginning of period	12,206	12,339

Cash and cash equivalents at end of period	$11,778	$12,887

Supplemental cash flow information
Income taxes paid	$6	$—

See accompanying notes to the interim condensed consolidated financial statements

Notes to interim condensed consolidated financial statements

1.	Organization, Nature of Operations, and Principles of Consolidation

We are a leading residential solar energy integrator. We were incorporated in Colorado on January 29, 2008 under the name Real Goods Solar, Inc. (“Real Goods Solar”, “we”, “us”, or “our”). As of March 31, 2010, we were 54.7% owned by Gaiam, Inc. (“Gaiam”). Our initial public offering of common stock occurred on May 7, 2008.

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

No changes were made to our significant accounting policies during the three months ended March 31, 2010.

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

During the first quarter of 2010, we issued 4,693 of our Class A common shares to our independent directors, in lieu of cash compensation, for services rendered during 2010. Following this transaction, Gaiam owned 54.7% of our stock.

4.	Share-Based Payments

During the first quarter of 2010, we granted 519,000 new stock options under the Real Goods Solar 2009 Long-Term Incentive Plan. The new stock options commence vesting 2% over 50 months only upon the attainment of a certain amount of pre-tax income for the year ending December 31, 2010.

For these performance based stock options, the attainment of the performance condition was not probable as of March 31, 2010 and, therefore, no compensation expense for these grants has been recorded. Total share-based compensation expense recognized was $0.1 million for each of the three months ended March 31, 2010 and 2009, and is shown in general and administrative expenses on our condensed consolidated statements of operations.

5.	Net Income (Loss) Per Share Attributable to Real Goods Solar, Inc. Common Shareholders

Basic net income (loss) per share attributable to Real Goods Solar, Inc. common shareholders excludes any dilutive effects of options. We compute basic net income (loss) per share attributable to Real Goods Solar, Inc. common shareholders using the weighted average number of common shares outstanding during the period. We compute diluted net income (loss) per share attributable to Real Goods Solar, Inc. common shareholders using the weighted average number of common shares and common stock equivalents outstanding during the period. We excluded common stock equivalents of 332,000 and 624,000 from the computation of diluted net income (loss) per share attributable to Real Goods Solar, Inc. common shareholders for the three months ended March 31, 2010 and 2009, respectively, because their effect was antidilutive.

The following table sets forth the computation of basic and diluted net income (loss) per share attributable to Real Goods Solar, Inc. common shareholders:

	Three Months Ended March 31,
(in thousands, except per share data)	2010	2009

Numerator for basic and diluted net income (loss) per share	$17	$(1,371)
Denominator:
Weighted average share for basic net income (loss) per share	18,290	17,890
Effect of dilutive securities:
Weighted average of warrants and stock options	74	—

Denominator for diluted net income (loss) per share	18,364	17,890

Net income (loss) per share attributable to Real Goods Solar, Inc. common shareholders – basic	$0.00	$(0.08)

Net income (loss) per share attributable to Real Goods Solar, Inc. common shareholders – diluted	$0.00	$(0.08)

Item 2.	Management’s discussion and analysis of financial condition and results of operations

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

Results of Operations

The following table sets forth certain financial data as a percentage of revenue for the periods indicated:

	Three Months Ended March 31,
	2010	2009
Net revenue	100.0%	100.0%
Cost of goods sold	73.1%	75.8%

Gross profit	26.9%	24.2%

Expenses:
Selling and operating	22.4%	43.2%
General and administrative	4.3%	4.6%

Total expenses	26.7%	47.8%

Income (loss) before income taxes	0.2%	-23.6%

Income tax expense (benefit)	0.1%	-9.2%

Net income (loss) attributable to Real Goods Solar, Inc.	0.1%	-14.4%

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Net revenue. Net revenue increased $5.5 million, or 57.4%, to $15.0 million during the first quarter of 2010 from $9.5 million during the first quarter of 2009. All the revenue growth was organic and has been primarily driven by an increase in marketing and sales initiatives.

Gross profit. Gross profit increased $1.7 million, or 75.1%, to $4.0 million during the first quarter of 2010 from $2.3 million during the first quarter of 2009. As a percentage of net revenue, gross profit increased to 26.9% during the first quarter of 2010 from 24.2% during the first quarter of 2009. The increase in gross profit percentage partially reflects improved installation practices as well as declines in module prices over the last year.

Selling and operating expenses. Selling and operating expenses decreased $0.8 million, or 18.6%, to $3.4 million during the first quarter of 2010 from $4.1 million during the first quarter of 2009. As a percentage of net revenue, selling and operating expenses decreased to 22.4% during the first quarter of 2010 from 43.2% during the first quarter of 2009. The decrease in selling and operating expenses primarily reflects the significant cost savings achieved by integrating all acquired businesses onto a single set of systems and a unified brand.

General and administrative expenses. General and administrative expenses increased $0.2 million, or 49.0%, to $0.7 million during the first quarter of 2010 from $0.4 million during the first quarter of 2009. As of percentage of net revenue, general and administrative expenses decreased to 4.3% during the first quarter of 2010 from 4.6% during the first quarter of 2009, reflecting our leveraging of fixed costs.

Net income (loss) attributable to Real Goods Solar, Inc. As a result of the above factors, net income attributable to Real Goods Solar, Inc. was $17,000 during the first quarter of 2010 compared to a net loss of $1.4 million during the first quarter of 2009. Net income per share attributable to our shareholders was $0.00 per share during the first quarter of 2010 compared to a net loss of $0.08 per share during the first quarter of 2009.

Seasonality

Our quarterly net revenue and operating results for solar energy system installations are difficult to predict and have in the past and may in the future fluctuate from quarter to quarter as a result of changes in state, federal, or private utility company subsidies, as well as weather, economic trends and other factors. We have historically experienced seasonality in our solar installation business, with the first quarter representing our slowest installation quarter of the year. Additionally, the fourth quarter is often impacted by unfavorable weather in certain geographic regions. Much of the seasonality in our business in past years has been offset by the timing of government activities as well as strong organic growth.

Liquidity and Capital Resources

Our capital needs arise from working capital required to fund our purchases of solar PV modules and inverters, capital related to acquisitions of new businesses, development of renewable energy products, replacements, expansions and improvements to our infrastructure, and future growth. These capital requirements depend on numerous factors, including business acquisitions, the ability to attract new solar energy system installation customers, market acceptance of our product offerings, the cost of ongoing upgrades to our product offerings, the level of expenditures for sales and marketing, the level of investment in support systems and facilities and other factors. The timing and amount of these capital requirements are variable and cannot accurately be predicted. We did not have any material commitments for capital expenditures as of March 31, 2010, and we do not presently have any plans for future material capital expenditures. During 2007 and 2008, we acquired four solar energy system installation businesses. We plan to continue to pursue business acquisition and other opportunities to expand our sales territories, technologies, and products and increase our sales and marketing programs as needed.

Cash Flows

The following table summarizes our primary sources (uses) of cash during the periods presented:

	Three Months Ended March 31,
(in thousands)	2010	2009
Net cash provided by (used in):
Operating activities	$ (299)	$569
Investing activities	(129)	(21)

Net change in cash and cash equivalents	$ (428)	$548

Operating activities. Our operating activities used net cash of $0.3 million during the first quarter of 2010 and provided net cash of $0.6 million during the first quarter of 2009. Our net cash used in operating activities during the first quarter of 2010 was primarily attributable to decreased accounts payable of $0.9 million and increased accounts receivable of $1.1 million, partially offset by decreased deferred costs on uncompleted contracts and advertising of $0.9 million and increased inventory and other assets of $0.4 million and $0.3 million, respectively. Our net cash provided by operating activities during the first quarter of 2009 was primarily attributable to decreased inventory and accounts receivable of $3.8 million and $2.0 million, respectively, and increased payable to Gaiam and accrued liabilities and deferred revenue of $1.3 million and $0.5 million, respectively, partially offset by decreased accounts payable of $4.5 million, our net loss of $1.4 million, noncash adjustments of $0.8 million and increased deferred and other assets of $0.3 million.

Investing activities. Our investing activities used net cash of $129,000 and $21,000 during the first quarters of 2010 and 2009, respectively. Our cash used in investing activities during the first quarters of 2010 and 2009 was used to acquire property and equipment.

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

Contractual Obligations

We have commitments under operating leases and various service agreements with Gaiam, but do not have any outstanding commitments under long-term debt obligations or purchase obligations. The following table shows our commitments to make future payments under our operating leases:

(in thousands)	Total	< 1 year	1-3 years	3-5 years	> 5 yrs
Operating lease obligations	$832	$483	$349	$—	$—

To the extent we become entitled to utilize certain loss carryforwards from our separate tax returns, we will distribute to Gaiam the tax effect (estimated to be 34% for federal income tax purposes) of the amount of such tax loss carryforwards so utilized. Accordingly, we recognized a valuation allowance against all of our deferred tax assets as of the effective date of our tax sharing agreement with Gaiam, May 13, 2008. These net operating loss carryforwards expire beginning in 2018 if not utilized. Due to Gaiam’s step acquisitions of our company, we experienced “ownership changes” as defined in Section 382 of the Internal Revenue Code. Accordingly, our use of the net operating loss carryforwards is limited by annual limitations described in Sections 382 and 383 of the Internal Revenue Code. As of March 31, 2010, $4.9 million of these net operating loss carryforwards are available for utilization, meaning that potential future payments to Gaiam, which would be made over a period of several years, could therefore aggregate to approximately $1.9 million.

Risk Factors

We wish to caution you that there are risks and uncertainties that could cause our actual results to be materially different from those indicated by forward looking statements that we make from time to time in filings with the Securities and Exchange Commission, news releases, reports, proxy statements, registration statements and other written communications as well as oral forward looking statements made from time to time by our representatives. These risks and uncertainties include, but are not limited to, those risks listed in our Annual Report on Form 10-K for the year ended December 31, 2009. Additional risks and uncertainties that we currently deem immaterial may also impair our business operations, and historical results are not necessarily an indication of the future results. Except for the historical information contained herein, the matters discussed in this analysis are forward-looking statements that involve risk and uncertainties, including, but not limited to, general economic and business conditions, competition, pricing, brand reputation, consumer trends, and other factors which are often beyond our control. We do not undertake any obligation to update forward-looking statements except as required by law.

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

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we are involved in legal proceedings that we consider to be in the normal course of business. We do not believe that any of these proceedings will have a material adverse effect on our business.

Item 1A.	Risk Factors

No material changes.

Item 2.	Sales of Unregistered Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Reserved

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

a)	Exhibits.

Exhibit No.	Description

31.1	Certification of the President pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification of the President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

Signatures

In accordance with the requirements of the Securities and Exchange Act, the registrant caused this report to be signed on its behalf, by the undersigned, thereunto duly authorized.

Real Goods Solar, Inc.
(Registrant)
May 10, 2010

By:	/s/ John Schaeffer
John Schaeffer
President (principal executive officer)

By:	/s/ Erik Zech
Erik Zech
Chief Financial Officer
(principal financial and accounting officer)