Form 10-Q
period 2010-06-30
Real Goods Solar, Inc.
filed 2010-08-09
CIK 1425565

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 5, 2010
Class A Common Stock ($.0001 par value)	16,152,048
Class B Common Stock ($.0001 par value)	2,153,293

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

Unaudited Interim Condensed Consolidated Financial Statements

We have prepared our unaudited interim condensed consolidated financial statements included herein pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to these rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In our opinion, the unaudited interim condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly, in all material respects, our consolidated financial position as of June 30, 2010, the interim results of operations for the three and six months ended June 30, 2010 and 2009, and cash flows for the six months ended June 30, 2010 and 2009. These interim statements have not been audited. The balance sheet as of December 31, 2009 was derived from our audited consolidated financial statements included in our annual report on Form 10-K. The interim condensed consolidated financial statements contained herein should be read in conjunction with our audited financial statements, including the notes thereto, for the year ended December 31, 2009.

REAL GOODS SOLAR, INC.

Condensed consolidated balance sheets

(in thousands, except share and per share data)	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,858	$12,206
Accounts receivable, net	17,325	13,996
Inventory, net	5,787	4,769
Deferred costs on uncompleted contracts	226	1,024
Deferred advertising costs	135	114
Receivable and deferred tax assets	821	833
Other current assets	388	598

Total current assets	36,540	33,540

Property and equipment, net	5,173	5,145
Deferred tax assets	3,067	3,064
Goodwill	732	732
Other assets	575	813

Total assets	$46,087	$43,294

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,525	$8,821
Accrued liabilities	2,048	2,500
Payable to Gaiam	3,742	1,636

Total current liabilities	15,315	12,957

Commitments and contingencies

Shareholders’ equity:
Class A common stock, $.0001 par value, 150,000,000 shares authorized, 16,152,048 and 16,136,299 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	1	1
Class B common stock, $.0001 par value, 50,000,000 shares authorized, 2,153,293 shares issued and outstanding at June 30, 2010 and December 31, 2009	—	—
Additional paid-in capital	60,518	60,368
Accumulated deficit	(29,747)	(30,032)

Total shareholders’ equity	30,772	30,337

Total liabilities and shareholders’ equity	$46,087	$43,294

See accompanying notes to the interim condensed consolidated financial statements.

REAL GOODS SOLAR, INC.

Condensed consolidated statements of operations

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share data)	2010	2009	2010	2009
	(unaudited)		(unaudited)
Net revenue	$17,531	$12,713	$32,536	$22,244
Cost of goods sold	12,493	9,435	23,467	16,664

Gross profit	5,038	3,278	9,069	5,580

Expenses:
Selling and operating	3,930	3,666	7,282	7,783
General and administrative	686	551	1,337	988

Total expenses	4,616	4,217	8,619	8,771

Income (loss) from operations	422	(939)	450	(3,191)

Interest income	3	—	3	—

Income (loss) before income taxes	425	(939)	453	(3,191)

Income tax expense (benefit)	157	(358)	168	(1,239)

Net income (loss) attributable to Real Goods Solar, Inc	$268	$(581)	$285	$(1,952)

Net income (loss) per share attributable to Real Goods Solar, Inc. common shareholders:
Basic	$0.02	$(0.03)	$0.02	$(0.11)

Diluted	$0.02	$(0.03)	$0.02	$(0.11)

Weighted-average shares outstanding:
Basic	18,299	18,270	18,295	18,081

Diluted	18,399	18,270	18,381	18,081

See accompanying notes to the interim condensed consolidated financial statements.

REAL GOODS SOLAR, INC.

Condensed consolidated statements of cash flows

	For the Six Months Ended June 30,
(in thousands)	2010	2009
	(unaudited)
Operating activities
Net income (loss) attributable to Real Goods Solar, Inc.	$285	$(1,952)
Adjustments to reconcile net income (loss) attributable to Real Goods Solar, Inc. to net cash (used in) provided by operating activities:
Depreciation	249	209
Deferred income tax benefit	(3)	(1,358)
Share-based compensation expense	130	150
Changes in operating assets and liabilities:
Accounts receivable, net	(3,329)	802
Inventory, net	(1,018)	4,796
Deferred costs on uncompleted contracts and advertising	777	379
Other assets	481	(420)
Accounts payable	703	(2,552)
Accrued liabilities and deferred revenue	(452)	358
Payable to Gaiam	2,106	(187)

Net cash (used in) provided by operating activities	(71)	225

Investing activities
Purchase of property and equipment	(277)	(21)

Net cash used in investing activities	(277)	(21)

Net change in cash and cash equivalents	(348)	204
Cash and cash equivalents at beginning of period	12,206	12,339

Cash and cash equivalents at end of period	$11,858	$12,543

Supplemental cash flow information
Common stock issued for acquisitions	$—	$732
Income taxes paid	$6	$—

See accompanying notes to the interim condensed consolidated financial statements

Notes to interim condensed consolidated financial statements

1. Organization, Nature of Operations, and Principles of Consolidation

We are a leading residential solar energy integrator. We were incorporated in Colorado on January 29, 2008 under the name Real Goods Solar, Inc. (“Real Goods Solar”, “we”, “us”, or “our”). As of June 30, 2010, we were 54.6% owned by Gaiam, Inc. (“Gaiam”). Our initial public offering of common stock occurred on May 7, 2008.

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

2. Significant Accounting Policies

No changes were made to our significant accounting policies during the three and six months ended June 30, 2010.

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

3. Shareholders’ Equity

During the six months ended June 30, 2010, we issued 15,749 of our Class A common shares to our independent directors, in lieu of cash compensation, for services rendered during 2010. Following this transaction, Gaiam owned 54.6% of our stock.

4. Share-Based Payments

During the first half of 2010, we granted 519,000 and cancelled 8,000 stock options under the Real Goods Solar 2009 Long-Term Incentive Plan. The new stock options commence vesting 2% over 50 months only upon the attainment of a certain amount of pre-tax income for the year ending December 31, 2010. For these performance based stock options, the attainment of the performance condition was not probable as of June 30, 2010 and, therefore, no compensation expense for these grants has been recorded.

Total share-based compensation expense recognized was $0.1 million for each of the three months ended June 30, 2010 and 2009, and $0.1 million and $0.2 million for the six months ended June 30, 2010 and 2009, respectively, and is shown in general and administrative expenses on our condensed consolidated statements of operations.

5. Net Income (Loss) Per Share Attributable to Real Goods Solar, Inc. Common Shareholders

Basic net income (loss) per share attributable to Real Goods Solar, Inc. common shareholders excludes any dilutive effects of options and warrants. We compute basic net income (loss) per share attributable to Real Goods Solar, Inc. common shareholders using the weighted average number of common shares outstanding during the period. We compute diluted net income (loss) per share attributable to Real Goods Solar, Inc. common shareholders using the weighted average number of common shares and common stock equivalents outstanding during the period. We excluded common equivalents of 635,000 and 926,000 for the three months ended June 30, 2010 and 2009, respectively, and 467,000 and 812,000 for the six months ended June 30, 2010 and 2009, respectively, from the computation of diluted net income (loss) per share attributable to Real Goods Solar, Inc. common shareholders because their effect was antidilutive.

The following table sets forth the computation of basic and diluted net income (loss) per share attributable to Real Goods Solar, Inc. common shareholders:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2010	2009	2010	2009
Numerator for basic and diluted net income (loss) per share attributable to Real Goods Solar, Inc. common shareholders	$268	$(581)	$285	$(1,952)
Denominator:
Weighted average shares for basic net income (loss) per share attributable to Real Goods Solar, Inc. common shareholders	18,299	18,270	18,295	18,081
Effect of dilutive securities:
Weighted average of stock options and warrants	100	—	86	—

Denominators for diluted net income (loss) per share attributable to Real Goods Solar, Inc. common shareholders	18,399	18,270	18,381	18,081

Net income (loss) per share attributable to Real Goods Solar, Inc. common shareholders - basic	$0.02	$(0.03)	$0.02	$(0.11)

Net income (loss) per share attributable to Real Goods Solar, Inc. common shareholders - diluted	$0.02	$(0.03)	$0.02	$(0.11)

Item 2.	Management’s discussion and analysis of financial condition and results of operations

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

We have over 30 years of experience in residential solar energy, beginning with our sale in 1978 of the first solar photovoltaic, or PV, panels in the United States. We have sold a variety of solar products to more than 30,000 customers since our founding and have installed over 6,000 systems.

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

Results of Operations

The following table sets forth certain financial data as a percentage of revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	71.3%	74.2%	72.1%	74.9%

Gross profit	28.7%	25.8%	27.9%	25.1%

Expenses:
Selling and operating	22.4%	28.9%	22.4%	35.0%
General and administrative	3.9%	4.3%	4.1%	4.5%

Total expenses	26.3%	33.2%	26.5%	39.5%

Income (loss) from operations	2.4%	(7.4)%	1.4%	(14.4)%

Interest income	0.0%	0.0%	0.0%	0.0%

Income tax expense (benefit)	0.9%	(2.8)%	0.5%	(5.6)%

Net income (loss) attributable to Real Goods Solar, Inc.	1.5%	(4.6)%	0.9%	(8.8)%

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

Net revenue. Net revenue increased $4.8 million, or 37.9%, to $17.5 million during the second quarter of 2010 from $12.7 million during the second quarter of 2009. All the revenue growth was organic and was primarily driven by an increase in marketing and sales initiatives.

Gross profit. Gross profit increased $1.8 million, or 53.7%, to $5.0 million during the second quarter of 2010 from $3.3 million during the second quarter of 2009. As a percentage of net revenue, gross profit increased to 28.7% during the second quarter of 2010 from 25.8% during the second quarter of 2009. The increase in gross profit percentage partially reflects improved installation efficiencies as well as declines in solar module prices over the last year.

Selling and operating expenses. Selling and operating expenses increased $0.3 million, or 7.2%, to $3.9 million during the second quarter of 2010 from $3.7 million during the second quarter of 2009. As a percentage of net revenue, selling and operating expenses decreased to 22.4% during the second quarter of 2010 from 28.9% during the second quarter of 2009. The decrease in selling and operating expenses as a percentage of net revenue primarily reflects the significant cost savings achieved by integrating previously acquired businesses onto a single set of systems and a unified brand.

General and administrative expenses. General and administrative expenses increased $0.1 million, or 24.5%, to $0.7 million during the second quarter of 2010 from $0.6 million during the second quarter of 2009. As of percentage of net revenue, general and administrative expenses decreased to 3.9% during the second quarter of 2010 from 4.3% during the second quarter of 2009, reflecting our leveraging of fixed costs.

Net income (loss) attributable to Real Goods Solar, Inc. As a result of the above factors, net income attributable to Real Goods Solar, Inc. was $0.3 million during the second quarter of 2010 compared to a net loss of $0.6 million during the second quarter of 2009. Net income per share attributable to our shareholders was $0.02 per share during the second quarter of 2010 compared to a net loss of $0.03 per share during the second quarter of 2009.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Net revenue. Net revenue increased $10.3 million, or 46.3%, to $32.5 million during the first half of 2010 from $22.2 million during the first half of 2009. All the revenue growth was organic and was primarily driven by an increase in marketing and sales initiatives.

Gross profit. Gross profit increased $3.5 million, or 62.5%, to $9.1 million during the first half of 2010 from $5.6 million during the first half of 2009. As a percentage of net revenue, gross profit increased to 27.9% during the first half of 2010 from 25.1% during the first half of 2009. The increase in gross profit percentage partially reflects improved installation efficiencies as well as declines in solar module prices over the last year.

Selling and operating expenses. Selling and operating expenses decreased $0.5 million, or 6.4%, to $7.3 million during the first half of 2010 from $7.8 million during the first half of 2009. As a percentage of net revenue, selling and operating expenses decreased to 22.4% during the first half of 2010 from 35.0% during the first half of 2009. The decrease in selling and operating expenses primarily reflects the significant cost savings achieved by integrating previously acquired businesses onto a single set of systems and a unified brand.

General and administrative expenses. General and administrative expenses increased $0.3 million, or 35.3%, to $1.3 million during the first half of 2010 from $1.0 million during the first half of 2009. As of percentage of net revenue, general and administrative expenses decreased to 4.1% during the first half of 2010 from 4.5% during the first half of 2009, reflecting our leveraging of fixed costs.

Net income (loss) attributable to Real Goods Solar, Inc. As a result of the above factors, net income attributable to Real Goods Solar, Inc. was $0.3 million during the first half of 2010 compared to a net loss of $2.0 million during the first half of 2009. Net income per share attributable to our shareholders was $0.02 per share during the first half of 2010 compared to a net loss of $0.11 per share during the first half of 2009.

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

Liquidity and Capital Resources

Our capital needs arise from working capital required to fund our purchases of solar PV modules and inverters, capital related to acquisitions of new businesses, development of renewable energy products, replacements, expansions and improvements to our infrastructure, and future growth. These capital requirements depend on numerous factors, including business acquisitions, the ability to attract new solar energy system installation customers, market acceptance of our product offerings, the cost of ongoing upgrades to our product offerings, the level of expenditures for sales and marketing, the level of investment in support systems and facilities and other factors. The timing and amount of these capital requirements are variable and cannot accurately be predicted. We did not have any material commitments for capital expenditures as of June 30, 2010, and we do not presently have any plans for future material capital expenditures. During 2007 and 2008, we acquired four solar energy system installation businesses. We plan to continue to pursue business acquisition and other opportunities to expand our sales territories, technologies, and products and increase our sales and marketing programs as needed.

Cash Flows

The following table summarizes our primary sources (uses) of cash during the periods presented:

	Six Months Ended June 30,
(in thousands)	2010	2009
Net cash provided by (used in):
Operating activities	$(71)	$225
Investing activities	(277)	(21)

Net change in cash and cash equivalents	$(348)	$204

Operating activities. Our operating activities used net cash of $0.1 million and provided net cash of $0.2 million during the first halves of 2010 and 2009, respectively. Our net cash used in operating activities during the first half of 2010 was primarily attributable to increased accounts receivable and inventory of $3.3 million and $1.0 million, respectively, and decreased accrued liabilities of $0.5 million, partially offset by increased payable to Gaiam and accounts payable of $2.1 million and $0.7 million, respectively, decreased deferred costs on uncompleted contracts and advertising of $0.8 million, decreased other assets of $0.5 million, noncash adjustments of $0.4 million and net income of $0.3 million. Our net cash provided by operating activities during the first half of 2009 was primarily attributable to decreased inventory of $4.8 million, accounts receivable of $0.8 million, and deferred costs of $0.4 million and increased accrued liabilities and deferred revenue of $0.4 million, partially offset by decreased accounts payable of $2.6 million, net loss of $2.0 million, and noncash adjustments to our net loss and other uses of $1.6 million.

Investing activities. Our investing activities used net cash of $0.3 million and $21,000 during the first halves of 2010 and 2009, respectively. Our cash used in investing activities during the first halves of 2010 and 2009 was used to acquire property and equipment.

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

Contractual Obligations

We have commitments under operating leases and various service agreements with Gaiam, but do not have any outstanding commitments under long-term debt obligations or purchase obligations. The following table shows our commitments to make future payments under our operating leases:

(in thousands)	Total	< 1 year	1-3 years	3-5 years	> 5 yrs
Operating lease obligations	$710	$456	$254	$—	$—

To the extent we become entitled to utilize certain loss carryforwards from our separate tax returns, we will distribute to Gaiam the tax effect (estimated to be 34% for federal income tax purposes) of the amount of such tax loss carryforwards so utilized. Accordingly, we recognized a valuation allowance against all of our deferred tax assets as of the effective date of our tax sharing agreement with Gaiam, May 13, 2008. These net operating loss carryforwards expire beginning in 2018 if not utilized. Due to Gaiam’s step acquisitions of our company, we experienced “ownership changes” as defined in Section 382 of the Internal Revenue Code. Accordingly, our use of the net operating loss carryforwards is limited by annual limitations described in Sections 382 and 383 of the Internal Revenue Code. As of June 30, 2010, $4.9 million of these net operating loss carryforwards are available for utilization, meaning that potential future payments to Gaiam, which would be made over a period of several years, could therefore aggregate to approximately $1.7 million. Based upon our estimated utilization of some of these loss carryforwards on our 2010 tax returns, we have recorded as of June 30, 2010 a payable to Gaiam of $0.2 million.

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

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the three and six months ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we are involved in legal proceedings that we consider to be in the normal course of business. We do not believe that any of these proceedings will have a material adverse effect on our business.

Item 1A.	Risk Factors

No material changes.

Item 2.	Sales of Unregistered Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Reserved

Item 5.	Other Information

(a)	On May 12, 2010, Real Goods Solar held an annual meeting of shareholders. The shareholders elected six directors to serve until the next annual meeting of shareholders to be held in 2011 or until their successors are duly elected and qualified. The results of this vote follow:

Jirka Rysavy	For:	32,657,709	Withheld:	2,612,856
Lynn Powers	For:	32,657,409	Withheld:	2,613,156
John Schaeffer	For:	32,657,164	Withheld:	2,613,401
James Argyropoulos	For:	32,640,795	Withheld:	2,629,770
Scott Lehman	For:	33,878,416	Withheld:	1,392,149
Barbara Mowry	For:	32,642,795	Withheld:	2,627,770

No broker nonvotes or abstentions were recorded.

(b)	None

Item 6.	Exhibits

a)	Exhibits.

Exhibit No.	Description

31.1	Certification of the President pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification of the President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

Signatures

In accordance with the requirements of the Securities and Exchange Act, the registrant caused this report to be signed on its behalf, by the undersigned, thereunto duly authorized.

Real Goods Solar, Inc.
(Registrant)
August 6, 2010

By:	/s/ John Schaeffer
John Schaeffer
President (principal executive officer)

By:	/s/ Erik Zech
Erik Zech
Chief Financial Officer
(principal financial and accounting officer)