Form 10-Q
period 2010-09-30
Real Goods Solar, Inc.
filed 2010-11-08
CIK 1425565

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 5, 2010
Class A Common Stock ($.0001 par value)	16,154,691
Class B Common Stock ($.0001 par value)	2,153,293

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

Unaudited Interim Condensed Consolidated Financial Statements

We have prepared our unaudited interim condensed consolidated financial statements included herein pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to these rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In our opinion, the unaudited interim condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly, in all material respects, our consolidated financial position as of September 30, 2010, the interim results of operations for the three and nine months ended September 30, 2010 and 2009, and cash flows for the nine months ended September 30, 2010 and 2009. These interim statements have not been audited. The balance sheet as of December 31, 2009 was derived from our audited consolidated financial statements included in our annual report on Form 10-K. The interim condensed consolidated financial statements contained herein should be read in conjunction with our audited financial statements, including the notes thereto, for the year ended December 31, 2009.

REAL GOODS SOLAR, INC.

Condensed consolidated balance sheets

(in thousands, except share and per share data)	September 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,227	$12,206
Accounts receivable, net	16,022	13,996
Inventory, net	7,311	4,769
Deferred costs on uncompleted contracts	313	1,024
Deferred advertising costs	254	114
Receivable and deferred tax assets	1,007	833
Other current assets	714	598

Total current assets	40,848	33,540

Property and equipment, net	5,217	5,145
Deferred tax assets	2,942	3,064
Goodwill	732	732
Other assets	527	813

Total assets	$50,266	$43,294

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,452	$8,821
Accrued liabilities	2,460	2,500
Payable to Gaiam	1,743	1,636

Total current liabilities	18,655	12,957

Commitments and contingencies

Shareholders’ equity:
Class A common stock, $.0001 par value, 150,000,000 shares authorized, 16,154,691 and 16,136,299 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	1	1
Class B common stock, $.0001 par value, 50,000,000 shares authorized, 2,153,293 shares issued and outstanding at September 30, 2010 and December 31, 2009	—	—
Additional paid-in capital	60,653	60,368
Accumulated deficit	(29,043)	(30,032)

Total shareholders’ equity	31,611	30,337

Total liabilities and shareholders’ equity	$50,266	$43,294

See accompanying notes to the interim condensed consolidated financial statements.

REAL GOODS SOLAR, INC.

Condensed consolidated statements of operations

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data)	2010	2009	2010	2009
	(unaudited)		(unaudited)
Net revenue	$24,626	$22,966	$57,162	$45,210
Cost of goods sold	18,407	17,952	41,874	34,616

Gross profit	6,219	5,014	15,288	10,594

Expenses:
Selling and operating	4,338	4,098	11,620	11,881
General and administrative	706	658	2,043	1,646

Total expenses	5,044	4,756	13,663	13,527

Income (loss) from operations	1,175	258	1,625	(2,933)

Interest income	2	1	5	1

Income (loss) before income taxes	1,177	259	1,630	(2,932)

Income tax expense (benefit)	473	101	641	(1,138)

Net income (loss) attributable to Real Goods Solar, Inc	$704	$158	$989	$(1,794)

Net income (loss) per share attributable to Real Goods Solar, Inc. common shareholders:
Basic	$0.04	$0.01	$0.05	$(0.10)

Diluted	$0.04	$0.01	$0.05	$(0.10)

Weighted-average shares outstanding:
Basic	18,305	18,271	18,298	18,145

Diluted	18,305	18,273	18,373	18,145

See accompanying notes to the interim condensed consolidated financial statements.

REAL GOODS SOLAR, INC.

Condensed consolidated statements of cash flows

	For the Nine Months Ended September 30,
(in thousands)	2010	2009
	(unaudited)
Operating activities
Net income (loss) attributable to Real Goods Solar, Inc.	$989	$(1,794)
Adjustments to reconcile net income (loss) attributable to Real Goods Solar, Inc. to net cash provided by operating activities:
Depreciation	382	315
Deferred income tax benefit	(66)	(1,257)
Share-based compensation expense	272	216
Changes in operating assets and liabilities:
Accounts receivable, net	(2,026)	(4,945)
Inventory, net	(2,542)	5,075
Deferred costs on uncompleted contracts and advertising	571	336
Other assets	197	(34)
Accounts payable	5,631	3,704
Accrued liabilities and deferred revenue	(40)	840
Payable to Gaiam	107	(584)

Net cash provided by operating activities	3,475	1,872

Investing activities
Purchase of property and equipment	(454)	(125)

Net cash used in investing activities	(454)	(125)

Net change in cash and cash equivalents	3,021	1,747
Cash and cash equivalents at beginning of period	12,206	12,339

Cash and cash equivalents at end of period	$15,227	$14,086

Supplemental cash flow information
Common stock issued for acquisitions	$—	$732
Income taxes paid	$6	$—

See accompanying notes to the interim condensed consolidated financial statements

Notes to interim condensed consolidated financial statements

1. Organization, Nature of Operations, and Principles of Consolidation

We are a leading residential solar energy integrator. We were incorporated in Colorado on January 29, 2008 under the name Real Goods Solar, Inc. (“Real Goods Solar”, “we”, “us”, or “our”). As of September 30, 2010, we were 54.6% owned by Gaiam, Inc. (“Gaiam”). Our initial public offering of common stock occurred on May 7, 2008.

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

2. Significant Accounting Policies

No changes were made to our significant accounting policies during the three and nine months ended September 30, 2010.

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

3. Shareholders’ Equity

During the nine months ended September 30, 2010, we issued 18,392 of our Class A common shares to our independent directors, in lieu of cash compensation, for services rendered during 2010. Following this transaction, Gaiam owned 54.6% of our stock.

4. Share-Based Payments

During the nine months ended September 30, 2010, we granted 549,000 and cancelled 35,000 stock options under the Real Goods Solar 2009 Long-Term Incentive Plan. The new stock options commence vesting 2% over 50 months only upon the attainment of a certain amount of pre-tax income for the year ending December 31, 2010. For these performance based stock options, the attainment of the performance condition became probable during the third quarter of 2010 and, therefore, we recorded $0.1 million of compensation expense for these grants.

Total share-based compensation expense recognized was $0.1 million for each of the three months ended September 30, 2010 and 2009, and $0.3 million and $0.2 million for the nine months ended September 30, 2010 and 2009, respectively, and is shown in general and administrative expenses on our condensed consolidated statements of operations.

5. Net Income (Loss) Per Share Attributable to Real Goods Solar, Inc. Common Shareholders

Basic net income (loss) per share attributable to Real Goods Solar, Inc. common shareholders excludes any dilutive effects of options and warrants. We compute basic net income (loss) per share attributable to Real Goods Solar, Inc. common shareholders using the weighted average number of common shares outstanding during the period. We compute diluted net income (loss) per share attributable to Real Goods Solar, Inc. common shareholders using the weighted average number of common shares and common stock equivalents outstanding during the period. We excluded common stock equivalents of 930,000 and 884,000 for the three months ended September 30, 2010 and 2009, respectively, and 523,000 and 823,000 for the nine months ended September 30, 2010 and 2009, respectively, from the computation of diluted net income (loss) per share attributable to Real Goods Solar, Inc. common shareholders because their effect was antidilutive.

The following table sets forth the computation of basic and diluted net income (loss) per share attributable to Real Goods Solar, Inc. common shareholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2010	2009	2010	2009
Numerator for basic and diluted net income (loss) per share attributable to Real Goods Solar, Inc. common shareholders	$704	$158	$989	$(1,794)
Denominator:
Weighted average shares for basic net income (loss) per share attributable to Real Goods Solar, Inc. common shareholders	18,305	18,271	18,298	18,145
Effect of dilutive securities:
Weighted average of stock options and warrants	—	2	75	—

Denominators for diluted net income (loss) per share attributable to Real Goods Solar, Inc. common shareholders	18,305	18,273	18,373	18,145

Net income (loss) per share attributable to Real Goods Solar, Inc. common shareholders - basic	$0.04	$0.01	$0.05	$(0.10)

Net income (loss) per share attributable to Real Goods Solar, Inc. common shareholders - diluted	$0.04	$0.01	$0.05	$(0.10)

Item 2.	Management’s discussion and analysis of financial condition and results of operations

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

We have over 30 years of experience in residential solar energy, beginning with our sale in 1978 of the first solar photovoltaic, or PV, panels in the United States. We have sold a variety of solar products to more than 30,000 customers since our founding and have installed over 6,500 systems.

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

Results of Operations

The following table sets forth certain financial data as a percentage of revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	74.7%	78.2%	73.3%	76.6%

Gross profit	25.3%	21.8%	26.7%	23.4%

Expenses:
Selling and operating	17.6%	17.8%	20.3%	26.3%
General and administrative	2.9%	2.9%	3.6%	3.6%

Total expenses	20.5%	20.7%	23.9%	29.9%

Income (loss) from operations	4.8%	1.1%	2.8%	(6.5)%

Interest income	0.0%	0.0%	0.0%	0.0%

Income tax expense (benefit)	1.9%	0.4%	1.1%	(2.5)%

Net income (loss) attributable to Real Goods Solar, Inc.	2.9%	0.7%	1.7%	(4.0)%

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Net revenue. Net revenue increased $1.7 million, or 7.2%, to $24.6 million during the third quarter of 2010 from $23.0 million during the third quarter of 2009. All the revenue growth was organic and was primarily driven by an increase in marketing and sales initiatives.

Gross profit. Gross profit increased $1.2 million, or 24.0%, to $6.2 million during the third quarter of 2010 from $5.0 million during the third quarter of 2009. As a percentage of net revenue, gross profit increased to 25.3% during the third quarter of 2010 from 21.8% during the third quarter of 2009. The increase in gross profit percentage partially reflects improved selling and installation practices as well as declines in solar module prices over the last year.

Selling and operating expenses. Selling and operating expenses increased $0.2 million, or 5.9%, to $4.3 million during the third quarter of 2010 from $4.1 million during the third quarter of 2009. As a percentage of net revenue, selling and operating expenses decreased to 17.6% during the third quarter of 2010 from 17.8% during the third quarter of 2009. The decrease in selling and operating expenses as a percentage of net revenue primarily reflects the leveraging of fixed costs and cost savings achieved by integrating previously acquired businesses onto a single set of systems and a unified brand.

General and administrative expenses. General and administrative expenses remained consistent at $0.7 million, or 2.9% of net revenue, during the third quarters of 2010 and 2009, reflecting our control of fixed costs.

Net income attributable to Real Goods Solar, Inc. As a result of the above factors, net income attributable to Real Goods Solar, Inc. was $0.7 million during the third quarter of 2010 compared to $0.2 million during the third quarter of 2009. Net income per share attributable to our shareholders was $0.04 per share during the third quarter of 2010 compared to $0.01 per share during the third quarter of 2009.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Net revenue. Net revenue increased $12.0 million, or 26.4%, to $57.2 million during the nine months ended September 30, 2010 from $45.2 million during the nine months ended September 30, 2009. All the revenue growth was organic and was primarily driven by an increase in marketing and sales initiatives.

Gross profit. Gross profit increased $4.7 million, or 44.3%, to $15.3 million during the nine months ended September 30, 2010 from $10.6 million during the nine months ended September 30, 2009. As a percentage of net revenue, gross profit increased to 26.7% during the nine months ended September 30, 2010 from 23.4% during the nine months ended September 30, 2009. The increase in gross profit percentage partially reflects improved selling and installation practices as well as declines in solar module prices over the last year.

Selling and operating expenses. Selling and operating expenses decreased $0.3 million, or 2.2%, to $11.6 million during the nine months ended September 30, 2010 from $11.9 million during the nine months ended September 30, 2009. As a percentage of net revenue, selling and operating expenses decreased to 20.3% during the nine months ended September 30, 2010 from 26.3% during the nine months ended September 30, 2009. The decrease in selling and operating expenses primarily reflects the significant cost savings achieved by integrating previously acquired businesses onto a single set of systems and a unified brand.

General and administrative expenses. General and administrative expenses increased $0.4 million, or 24.1%, to $2.0 million during the nine months ended September 30, 2010 from $1.6 million during the nine months ended September 30, 2009. As a percentage of net revenue, general and administrative expenses remained consistent at 3.6% during each of the nine months ended September 30, 2010 and 2009.

Net income (loss) attributable to Real Goods Solar, Inc. As a result of the above factors, net income attributable to Real Goods Solar, Inc. was $1.0 million during the nine months ended September 30, 2010 compared to a net loss of $1.8 million during the nine months ended September 30, 2009. Net income per share attributable to our shareholders was $0.05 per share during the nine months ended September 30, 2010 compared to a net loss of $0.10 per share during the nine months ended September 30, 2009.

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

Liquidity and Capital Resources

Our capital needs arise from working capital required to fund our purchases of solar PV modules and inverters, capital related to acquisitions of new businesses, development of renewable energy products, replacements, expansions and improvements to our infrastructure, and future growth. These capital requirements depend on numerous factors, including business acquisitions, the ability to attract new solar energy system installation customers, market acceptance of our product offerings, the cost of ongoing upgrades to our product offerings, the level of expenditures for sales and marketing, the level of investment in support systems and facilities and other factors. The timing and amount of these capital requirements are variable and cannot accurately be predicted. Our commitments for capital expenditures as of September 30, 2010 were not material, and we do not presently have any plans for future capital expenditures that would be material. During 2007 and 2008, we acquired four solar energy system installation businesses. We plan to continue to pursue business acquisition and other opportunities to expand our sales territories, technologies, and products and increase our sales and marketing programs as needed.

Cash Flows

The following table summarizes our primary sources (uses) of cash during the periods presented:

	Nine Months Ended September 30,
(in thousands)	2010	2009
Net cash provided by (used in):
Operating activities	$3,475	$1,872
Investing activities	(454)	(125)

Net change in cash and cash equivalents	$3,021	$1,747

Operating activities. Our operating activities provided net cash of $3.5 million and $1.9 million during the nine months ended September 30, 2010 and 2009, respectively. Our net cash provided by operating activities during the nine months ended September 30, 2010 was primarily attributable to increased accounts payable of $5.6 million, net income of $1.0 million, noncash adjustments to net income of $0.6 million, and decreases in deferred costs and other assets of $0.6 million and $0.2 million, respectively, partially offset by increased inventory and accounts receivable of $2.5 million and $2.0 million, respectively. Our net cash provided by operating activities during the nine months ended September 30, 2009 was primarily attributable to decreased inventory and deferred costs of $5.1 million and $0.3 million, respectively, and increased accounts payable, accrued liabilities and deferred revenue of $4.5 million, partially offset by increased accounts receivable of $4.9 million, net loss of $1.8 million, noncash adjustments to our net loss of $0.7 million and decreased payable to Gaiam of $0.6 million.

Investing activities. Our investing activities used net cash of $0.5 million and $0.1 million during the nine months ended September 30, 2010 and 2009, respectively. Our cash used in investing activities during the nine months ended September 30, 2010 and 2009 was used to acquire property and equipment.

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

Contractual Obligations

We have commitments under operating leases and various service agreements with Gaiam, but do not have any outstanding commitments under long-term debt obligations or purchase obligations. The following table shows our commitments to make future payments under our operating leases:

(in thousands)	Total	< 1 year	1-3 years	3-5 years	> 5 yrs
Operating lease obligations	$606	$406	$200	$—	$—

To the extent we become entitled to utilize certain loss carryforwards from our separate tax returns, we will distribute to Gaiam the tax effect (estimated to be 34% for federal income tax purposes) of the amount of such tax loss carryforwards so utilized. Accordingly, we recognized a valuation allowance against all of our deferred tax assets as of the effective date of our tax sharing agreement with Gaiam, May 13, 2008. These net operating loss carryforwards expire beginning in 2018 if not utilized. Due to Gaiam’s step acquisitions of our company, we experienced “ownership changes” as defined in Section 382 of the Internal Revenue Code. Accordingly, our use of the net operating loss carryforwards is limited by annual limitations described in Sections 382 and 383 of the Internal Revenue Code. As of September 30, 2010, $5.0 million of these net operating loss carryforwards are available for utilization, meaning that potential future payments to Gaiam, which would be made over a period of several years, could therefore aggregate to approximately $1.7 million based on current tax rates. Based upon our estimated utilization of some of these loss carryforwards on our 2010 tax returns, as of September 30, 2010 we recorded a payable to Gaiam of $0.7 million, which is subject to adjustment based on our final income tax return for 2010.

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

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the three and nine months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we are involved in legal proceedings that we consider to be in the normal course of business. We do not believe that any of these proceedings will have a material adverse effect on our business.

Item 1A.	Risk Factors

No material changes.

Item 2.	Sales of Unregistered Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

a)	Exhibits.

Exhibit No.	Description

31.1	Certification of the President pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification of the President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

Signatures

In accordance with the requirements of the Securities and Exchange Act, the registrant caused this report to be signed on its behalf, by the undersigned, thereunto duly authorized.

Real Goods Solar, Inc.
(Registrant)
November 8, 2010

By:	/s/ John Schaeffer
John Schaeffer
President (principal executive officer)

By:	/s/ Erik Zech
Erik Zech
Chief Financial Officer
(principal financial and accounting officer)