Form 10-K/A
period 2009-12-31
Real Goods Solar, Inc.
filed 2011-01-07
CIK 1425565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

PREFATORY NOTE

Real Goods Solar, Inc. is filing this Form 10-K/A (Amendment No. 1) to include corrected certifications required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

ITEM 15.	EXHIBITS

Exhibit No.	Description

31.3	Amended Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.4	Amended Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

Real Goods Solar, Inc.

/s/ John Schaeffer
By: John Schaeffer
President

January 7, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jirka Rysavy	Chairman of the Board	January 7, 2011
Jirka Rysavy

/s/ John Schaeffer	President and Director (Principal Executive Officer)	January 7, 2011
John Schaeffer

	Director	, 2011
James Argyropoulos

/s/ Scott Lehman	Director	January 7, 2011
Scott Lehman

	Director	, 2011
Barbara Mowry

/s/ Lynn Powers	Director	January 7, 2011
Lynn Powers

/s/ Erik Zech	Chief Financial Officer (Principal Financial and Accounting Officer)	January 7, 2011
Erik Zech

2