Form 10-K
period 2010-12-31
Real Goods Solar, Inc.
filed 2011-03-11
CIK 1425565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    YES  ☐    NO  ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $25,137,313 as of June 30, 2010, based upon the closing price on the NASDAQ Global Market on that date. The registrant does not have non-voting common equity.

As of March 7, 2011, 16,157,339 shares of the registrant’s Class A common stock and 2,153,293 shares of the registrant’s Class B common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or portions thereof) are incorporated by reference into the Parts of this Form 10-K noted:

Part III incorporates by reference from the definitive proxy statement for the registrant’s 2011 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form.

REAL GOODS SOLAR, INC.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2010

Item 1.	Business

Introduction

We are a leading residential and commercial solar energy integrator. We offer turnkey services, including design, procurement, permitting, build-out, grid connection, financing referrals and warranty and customer satisfaction activities. Our solar energy systems use high-quality solar photovoltaic modules from manufacturers such as Kyocera, Sharp, SunTech, and SunPower. We use proven technologies and techniques to help customers achieve meaningful savings by reducing their utility costs. In addition, we help customers lower their emissions output and reliance upon fossil fuel energy sources.

We have over 30 years of experience in residential solar energy, beginning with our sale in 1978 of the first solar photovoltaic, or PV, panels in the United States. We have sold a variety of solar products to more than 30,000 customers since our founding. Our focused customer acquisition approach and our efficiency in converting leads into customers enable us to have what we believe are low customer acquisition costs. We believe that our Real Goods brand has a national reputation for high quality customer service in the solar energy market, which leads to a significant number of word-of-mouth referrals and new customers. Our Solar Living Center in Hopland features interactive demonstrations for renewable energy and environmentally sensible technologies and is the largest facility of its kind, with more than 2.5 million visitors since it opened in 1996.

Our History

We were incorporated in Colorado in 2008 as a successor to a business that began in 1978 and was privately held until 1991. Our predecessor became Real Goods Trading Corporation, which was publicly traded from 1991 to 2001 when it was acquired by Gaiam. We operated essentially as a separate business (except for certain consolidated corporate functions) from 2001 to 2008, when operations were moved into our corporate entity, Real Goods Solar, Inc., upon its formation. We acquired Marin Solar in November 2007, Carlson Solar in January 2008, Independent Energy Systems (“IES”) in August 2008, and Regrid Power, Inc. (“Regrid Power”) in October 2008.

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

➢

Expand into markets in which legislation and government incentives are favorable for solar energy. We plan to expand the geographic scope of our business as jurisdictions adopt new or improve existing incentive programs that enhance the economics of solar energy systems for a broader customer base. In addition to the $3.4 billion California Solar Initiative, or CSI, adopted in 2007, a number of states, including Arizona, Colorado, Connecticut, Hawaii, Massachusetts, Nevada, New Jersey and New York, have adopted legislation and incentives favorable to solar energy and other states are considering adopting such legislation and incentives. Federal law provides a 30% investment tax credit that was extended for eight years in 2008, when the $2,000 cap on the credit for residential systems was removed. We believe that this tax credit will continue to stimulate the residential solar market on a national basis.

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

➢

Strength of management. We have a highly experienced management team. Our founder and President, John Schaeffer, has more than 30 years of experience in the solar energy industry. In addition, our Chief Financial Officer, Erik Zech, has over 10 years of investment banking experience, with a focus on mergers and acquisitions. Also, our Chairman, Jirka Rysavy, founded and grew Corporate Express from $30 million to $3 billion in revenue in less than five years, and founded Gaiam. Mr. Rysavy and other members of our management team have considerable experience in the consolidation of fragmented industries, having acquired over 250 companies.

➢

Low-cost customer acquisition model. Our business model gives us a significant cross-marketing advantage by providing us access to potential purchasers of solar energy systems from visitors to our Solar Living Center and from our strong web presence. In addition, our strong brand name and reputation for outstanding customer service provide us with word-of-mouth referrals.

➢

Relationship with Gaiam. We believe that our relationship with Gaiam provides us with additional expertise across brand building, marketing, acquisition completion and integration, and certain administrative functions, enabling us to operate more efficiently and cost-effectively.

➢

Strong supplier base. We maintain strong relationships with many leading solar PV module manufacturers, including Kyocera, Sharp, SunTech, and SunPower, which provides us with continued access to a supply of our key system components and early review of innovative market products. Our financial strength and market position enable us to purchase directly from these manufacturers which lowers our purchasing costs relative to those of our competitors that are only able to purchase through third-party distributors.

➢

Strong balance sheet. We had $11.1 million of cash and virtually no outstanding debt at December 31, 2010. We believe that our strong balance sheet and our financial strength meaningfully differentiate us from our competitors, providing our suppliers and customers with confidence in our financial strength and longevity, and further supporting our consolidation strategy.

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

➢

Pollution and climate change concerns. Non-renewable, fossil fuel-based energy sources, including coal, create environmental pollution, and there is significant local resistance to new coal-fired power plants in populated areas. Concerns about climate change, global warming and greenhouse gas emissions have resulted in international efforts to reduce such emissions, and various states have enacted stricter emissions control laws or mandated that utilities comply with renewable portfolio standards (“RPS”), which require the generation of a certain amount of power from renewable sources. We believe that increased concerns about climate change is likely to result in increased focus on alternative energy sources.

Because the solar energy industry offers solutions to these challenges, we believe it has extremely large growth potential. Currently, less than one percent of the world’s power is generated from solar energy sources.

Drivers of Solar Energy Industry Growth

We expect a number of factors will contribute to growth in the solar energy industry, including the following:

➢

Legislative initiatives. A number of initiatives have been enacted by the federal government and various states, municipalities and utilities that encourage or require the installation of grid-tied solar energy systems. In 1996, the state of California enabled individual energy systems to tie into the conventional utility grid and began to require that various rebates and incentives be provided to support the use of solar energy systems, making California the focus for the development of the solar energy market in the United States. By early 2010, California had over 80,000 installed residential solar energy systems and accounted for approximately two-thirds of the U.S. residential market for solar energy systems. California is the largest market in the United States, accounting for more than 50% of total installations. The California Solar Initiative (CSI) provides for the expenditure of up to $3.4 billion in incentives for installation of solar energy systems with generation capacity of 3 GW of electricity by 2017. California has also mandated an increase in the percentage of renewable energy retail sales by certain utilities to 20%, with a goal of 33% by 2020. Colorado has enacted an RPS goal of 20% for investor-owned utilities and 10% for electric cooperatives and municipal utilities serving more than 40,000 customers by 2020. In some jurisdictions, such as Colorado, operation of a solar energy system that is located on the property of a utility customer can satisfy a portion of the utility’s RPS requirements.

➢

Financial incentives. As these RPS programs are implemented, it is common for financial incentives to be made available, making the purchase of solar energy systems more affordable and opening additional solar markets in the United States.

°

Rebates. Rebates offered to customers or integrators reduce the initial cost of solar energy systems. Several states, including California and Colorado, require certain utilities to offer rebates that can substantially reduce the costs of installing solar energy systems. California’s residential rebate is currently $0.35 to $1.10 per watt. Colorado’s largest utility currently offer a total effective rebate of $2.01 per watt; however, in February 2011, this utility filed a petition that, if approved, would further drop the effective rebate to $1.25 per watt. These rebates, coupled with tax credits, substantially reduce the customer’s out-of-pocket cost for purchasing a solar energy system.

°

Tax credits. There is currently a 30% federal tax credit for residential and commercial solar energy systems, and in October 2008 Congress extended the availability of this credit for both residential and commercial solar installations for another eight years and eliminated the $2,000 cap on the tax credit for residential installations.

°

Other incentives. Other incentives, such as net metering, time-of-use credits and performance-based incentives, are provided to consumers based on the amount of electricity their solar energy systems generate. Currently, over three quarters of the states have required some of their utility providers to accept net metering. Net metering allows residential and small-scale commercial solar energy producers to sell excess power generated by their systems to their utility companies, through existing electric meters, at standard retail prices. Time-of-use metering allows customers to sell solar power to their utility for higher rates during peak times when traditional loads are at their highest demand. These customers can then buy back electricity from the utilities during off-peak times at a much lower rate, providing them an additional financial benefit for solar installations. Performance-based incentives, or PBIs, reward customers based on the generation of their solar energy over time, as opposed to through an initial rebate. The CSI currently requires that residential customers who choose not to accept the purchase rebate be provided a PBI of $0.05 to $0.15 per kilowatt-hour for a period of five years. This PBI amount declines in steps as the aggregate number of residential solar energy systems increases.

°

Renewable energy credits. In many states, the installation of a solar energy system generates a renewable energy credit, or REC, which is marketable in certain states. For the states that we currently operate in, these RECs are of little value in the hands of individual solar energy system owners because of the limited market for RECs and the associated transaction costs, which are high relative to the value of RECs typically available to an individual residential user. In some cases, we will retain the RECs that result from our integration projects, and we expect additional revenues may be generated from the sale of these aggregated RECs in the future if a market for RECs develops.

°

Property tax exemptions. In certain jurisdictions, such as California, assessors are prohibited from increasing a solar energy system owner’s property tax assessment as a result of the added value of qualified solar energy systems.

➢	Benefits of solar energy systems. Solar energy as a source of electrical power offers the following benefits compared to conventional energy sources:

°

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

°

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

°

Security. The use of solar energy systems improves energy security by reducing fossil fuel purchases from hostile or politically or economically unstable countries and by reducing power strains on local electrical transmission and distribution systems.

Challenges to the Solar Energy Industry

We believe growth in the solar energy industry faces the following challenges:

➢

Customer economics and financing. The decision to install a solar energy system represents a significant investment of approximately $10,000 to $30,000 or more (net of rebates and federal tax credits), if purchased outright, for the typical home. Financing sources specifically for solar energy systems, including loans and system leases, are not always available depending upon the state and the customer’s credit rating. The return on each customer’s investment in a solar energy system will occur over a different period or at a different rate depending upon individual circumstances. A potential purchaser has to weigh the initial investment decision against the longer-term utility cost reductions, increased property value and low system maintenance costs provided by a solar energy system.

➢

Evolving regulatory landscape. The solar energy industry is significantly driven by federal, state and local regulations and incentives, which are continually changing. Changes in regulations and incentives could adversely affect the economic viability of solar energy systems.

➢

Supply of solar PV modules. At times in recent years, there has been a global shortage of solar PV modules, which has resulted in some price increases and limited availability for solar PV modules. While we believe that the risk of future shortages has lessened, it is always a possibility.

➢

Cost of traditional energy sources. The cost of solar power generation is often compared by customers to the cost of traditional sources of electricity generation such as coal. Traditional power plants are relatively cheap to build but expensive to operate when the true price of their environmental impact is considered. Solar power plants are more expensive to build but cheaper to operate over the long-term, with minimal environmental impact. The growth of the solar power industry is dependent on how consumers weigh the relative importance of construction costs relative to the operating costs for both types of electricity production and the extent to which government mandates require traditional power plants to incorporate environmental costs.

➢

Challenging economic environment. The recent recession has created a challenging business climate for the purchase of solar systems. We believe that many customers remain interested in solar but are electing to postpone their decision to install a system until they have better visibility into the economy and their own personal financial situation.

Services

We offer turnkey solar energy services, including design, procurement, permitting, build-out, grid connection, financing referrals and warranty and customer satisfaction activities. We install residential and commercial systems that are generally between 3 kW and 500 kW output, with the average residential installation being approximately 5 kW output. We also on occasion install larger commercial projects of up to 3MW output.

We design and build our solar energy systems to meet each customer’s individual needs and circumstances. We assess a customer’s annual power requirements and average daily consumption rates in different seasons of the year to size the solar energy system and engineer its wiring. We assess the customer’s roof size, configuration, and composition to determine the optimum location for the solar PV modules. We factor in information about the customer’s electrical service territory and its rate structures and the customer’s budget and preferred financing method, as well as the customer’s aesthetic preferences. We also identify the relevant federal, state and local regulations, including building codes, that are important to the cost, operation and return on investment of the customer’s solar energy system, as well as relevant tax rates and various other factors. We assess this data using solar monitoring tools and analytical calculations, which enable us to design a solar energy system to a size and configuration that maximizes energy efficiency for each customer’s circumstances.

We prepare final construction plans to obtain a building permit which is necessary for rebate processing. We also provide customers with a return on investment analysis and determine the rebates and performance-based incentives that are available to each customer. As soon as the building permit is approved, our installation professionals begin the installation by placing metal racking on the customer’s roof (or by building a ground mount in certain situations), followed by installation of the solar PV modules, inverter(s) and the balance of systems components and safety equipment. We do not custom manufacture solar PV modules or inverters, but rather purchase these manufactured components for incorporation into our constructed solar energy systems.

After the solar PV modules and inverter(s) are installed on the customer’s home or business, we obtain a final inspection of the installation by the local building department, prepare and submit all rebate applications to the appropriate rebating jurisdiction and at the same time apply for the local utility company to interconnect the customer’s solar energy system to the utility grid. The entire process from signing of the contract through final inspection by the local building department typically takes between 60 to 90 days, with the actual installation work usually requiring two to three days.

Solar Energy Systems

A basic solar energy system has no moving parts and consists of a number of solar PV modules wired together and mounted on a metal framing structure, an inverter and the balance of systems and safety equipment necessary to connect the system to the customer’s existing utility service.

➢

Solar PV modules. We source solar PV modules from several primary manufacturers: Kyocera, Sharp, SunTech, and SunPower. These modules range in conversion efficiency from 12% to 19%. Solar PV modules can be manufactured using different semiconductor materials, including mono- and poly-crystalline silicon, amorphous silicon, gallium arsenide, copper indium gallium selenide, or CIGS, and cadmium telluride. Developments in solar PV technology have generated advances in the conversion efficiency of solar PV cells, reductions in manufacturing costs and improvements in manufacturing yields.

➢

Inverters. An inverter is an electronic device that converts the low-voltage DC power generated by solar PV modules to conventional 120-volt AC power used by standard household lights and appliances. While an inverter may need to be replaced approximately 15 years after installation, other system components typically do not require replacement during the 20- to 25-year warranty period applicable to solar PV modules. Individual solar energy systems are connected to the utility grid by an inverter, which also allows the excess electricity produced to flow into the grid, causing the customer’s electric meter effectively to run backwards, to the credit of the customer’s utility account, sometimes at standard retail prices. A customer that has a grid-connected solar energy system draws energy from the grid through the conventional local utility when the sun is not shining, or when household energy consumption exceeds the solar energy system’s energy generation capacity.

Warranty Terms

Most manufacturers of solar PV modules currently offer a 20- to 25-year transferable warranty of their products. We offer a 10-year parts and labor warranty, which may also involve claims of property damage arising from the installation. We generally handle manufacturer warranty claims for solar PV modules as part of our customer service and we are typically reimbursed by the manufacturers for our labor and materials. Historically, our costs associated with warranty claims have been minimal.

Financing

While many of our customers choose to purchase their solar energy systems without the use of financing, we also connect our customers with preferred third-party financing sources. We also work with solar financiers who lease solar systems to our customers over 10 to 20 year periods. We handle some of the administrative processing for our customers that choose to use third-party financing or leasing. Loss of preferred third-party financing and leasing sources for our customers could adversely affect our business as it would reduce funding alternatives available to homeowners seeking to install a solar system.

Sales and Marketing

Our conventional marketing program includes presentation booths at tradeshows and consumer shows, Internet search engine optimization, pay-per-click ad words, Internet banner advertisements, affiliate marketing programs, community involvement initiatives and customer referral programs.

To enhance our solar energy integration business by generating leads of potential solar energy system customers and promoting our brand awareness, we operate our Solar Living Center and maintain a robust website. Our website provides pricing tools, media programming, in-depth articles and product information, and how-to instructional content. These products include solar PV modules, inverters, books and DVDs on renewable energy and sustainable living, products for solar and other water heating, green building products and systems, air purification products and water conservation and purification products. We believe that certain of these channels provide a significant cross-marketing advantage by providing us access to a highly targeted group of potential customers who have likely purchased other renewable energy and sustainable living products and resources in the past. We also receive new customer leads from the referrals of our satisfied customers, through our customer rewards and affinity programs, from designers and architects with whom we have worked on previous projects, and through the strength and longevity of our Real Goods brand name and reputation. We believe that these attractive sources of leads lower our customer acquisition costs to below what we estimate they would be if we were to rely solely on traditional marketing methods such as print, radio, television and Internet search words.

After we receive these high-quality leads, our inside sales representatives conduct an extensive telephone interview of the potential customer during which we determine, among other things, information about the customer’s site, location, and solar exposure, and that the customer and any relevant family member or co-owner is genuinely interested in and able to finance the purchase of a solar energy system. We use this focused customer qualification process to identify which potential customers are most likely to respond positively to our direct sales efforts before we make a site visit to the customer’s location. We then utilize our direct sales force to pursue these qualified leads. This qualification process further lowers our customer acquisition costs because it narrows our customer leads and allows us to focus our direct sales efforts on highly targeted customers.

We own the Real Goods Solar Living Center, which is located on a 12-acre campus in Hopland, California, approximately 95 miles north of San Francisco. The Solar Living Center is a demonstration site for the technology and culture of solar living and serves as a very effective source of qualified leads for solar installations. In 2010, the Solar Living Center had over 120,000 visitors. Since it opened in 1996, more than 2.5 million people have visited the Solar Living Center, and it has become one of the largest tourist attractions in Northern California throughout the year.

Customers

Our residential customers have historically shared a number of characteristics. They tend to be college-educated homeowners, 30 to 65 years in age, high-income earners who are generally motivated both by environmental and economic reasons to install a solar energy system. Our residential solar energy systems are generally 10kW or smaller in size, and our commercial solar energy systems are generally no larger than 500 kW in size. Our typical residential customer is connected to the utility grid. Our commercial customers have included wineries, schools, apartment buildings, low income housing communities, churches and retail facilities.

Suppliers

We do not manufacture solar PV modules, inverters or other components used in our solar energy systems, but purchase those components directly from manufacturers or, in some cases, from third-party distributors. We purchase solar PV modules manufactured by Kyocera, Sharp, SunTech, and SunPower. We purchase inverters manufactured by SMA, Enphase and others. We currently purchase the components used in our solar energy systems on a purchase order basis from a select group of manufacturers or suppliers. If we are unable to purchase from any of these sources in the future, we do not believe we would have difficulty in securing alternative supply sources, because all of the components we use in our solar energy systems are available from a number of different sources. With that said, the world-wide market for solar PV modules has from time to time experienced shortages of supply that have increased prices and affected availability.

Competition

The solar energy industry is in its early stages of development and is highly fragmented, consisting of many small, privately held companies with limited resources and operating histories but some of which benefit from operating efficiencies or low overhead requirements. A number of competitors exist in the California market, including companies such as REC Solar and Solar City. Several of our competitors have expanded their market share in the California market by opening multiple offices within the state. We estimate that we are currently in the top two residential solar energy system installers in California. In Colorado our competitors include Namaste Solar Electric, REC Solar and Solar City, but we are not aware of published data regarding competitive positions in Colorado. We compete on factors such as brand recognition, quality of services and products, pricing, speed and quality of installation.

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

Intellectual Property

Our tradenames are Real Goods , which was last renewed in 2004, and Real Goods Solar, which is pending a trademark application. We believe these trademarks are significant assets to our business. The Real Goods trademark registration is valid for ten years and we endeavor to maintain such registrations as valid and current by filing all required renewal forms when due. In addition, we hold the copyright for most of the contents of the “Solar Living Sourcebook.”

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

Employees

As of February 4, 2011, we had approximately 263 full-time and 7 part-time employees, including installation personnel.

Item 1A.	Risk factors

We wish to caution you that there are risks and uncertainties that could cause our actual results to be materially different from those indicated by forward looking statements that we make from time to time in filings with the Securities and Exchange Commission, news releases, reports, proxy statements, registration statements and other written communications as well as oral forward looking statements made from time to time by our representatives. These risks and uncertainties include those risks described below of which we are presently aware. Historical results are not necessarily an indication of the future results. The cautionary statements below discuss important factors that could cause our business, financial condition, operating results and cash flows to be materially adversely affected.

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

The solar energy market is at a relatively early stage of development, and the extent to which solar energy will be widely adopted and the extent to which demand for solar energy systems will increase are uncertain. If solar energy does not achieve widespread adoption or demand for solar energy systems fails to develop sufficiently, we may be unable to grow our business at the rate we desire. In addition, demand for solar energy systems in our targeted markets may not develop or may develop to a lesser extent or more slowly than we anticipate. Many factors may affect the demand for solar energy systems, including the following:

➢	availability of government and utility company subsidies and incentives to support the development of the solar energy industry;

➢	fluctuations in economic and market conditions that affect the viability of conventional and non-solar renewable energy sources, such as changes in the price of oil and other fossil fuels;

➢	cost-effectiveness, performance and reliability of solar energy systems compared with conventional and other non-solar renewable energy sources and products;

➢	success of other renewable energy generation technologies, such as hydroelectric, wind, geothermal, solar thermal, concentrated solar and biomass;

➢	availability of financing with economically attractive terms;

➢	fluctuations in expenditures by purchasers of solar energy systems, which tend to decrease in slower economic environments and periods of rising interest rates and tighter credit; and

➢	deregulation of the electric power industry and the broader energy industry.

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

The installation of solar energy systems is subject to oversight and regulation under local ordinances; building, zoning and fire codes; environmental protection regulation; utility interconnection requirements for metering; and other rules and regulations. We attempt to keep up-to-date about these requirements on a national, state and local level and must design and install our solar energy systems to comply with varying standards. Certain jurisdictions may have ordinances that prevent or increase the cost of installation of our solar energy systems. In addition, new government regulations or utility policies pertaining to the installation of solar energy systems are unpredictable and may result in significant additional expenses or delays, which could cause a significant reduction in demand for solar energy systems.

Existing regulations and policies pertaining to electricity pricing and technical interconnection of customer-owned electricity generation and changes to these regulations and policies may deter the purchase and use of solar energy systems and negatively impact development of the solar energy industry.

The market for solar energy systems is heavily influenced by foreign, federal, state and local government regulations and policies concerning the electric utility industry, as well as policies adopted by electric utilities. These regulations and policies often relate to electricity pricing and technical interconnection of customer-owned electricity generation. For example, metering caps currently exist in certain jurisdictions, which limit the aggregate amount of power that may be sold by solar power generators into the electric grid. These regulations and policies have been modified in the past and may be modified in the future in ways that could deter purchases of solar energy systems and investment in the research and development of solar energy technology. Without a mandated regulatory exception for solar energy systems, utility customers are often charged interconnection or standby fees for putting distributed power generation on the electric utility grid. Such fees could increase the cost to our customers of using solar energy systems and make them less desirable, thereby harming our business, operating results and financial condition. Changes in net metering policies could also deter the purchase and use of solar energy systems. In addition, electricity generated by solar energy systems competes primarily with expensive peak hour electricity rates rather than with the less expensive average price of electricity. Modifications to the peak hour pricing policies of utilities, such as to a flat rate, would require solar energy systems to achieve lower prices in order to compete with the price of utility generated electricity.

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

We currently derive the vast majority of our revenue from solar energy integration services from projects in California and Colorado. This geographic concentration exposes us to growth rates, government regulations, economic conditions, and other factors that may be specific to those states to which we would be less subject if we were more geographically diversified. The growth of our business will require us to expand our operations in California and Colorado and to commence operations in other states. Any geographic expansion efforts that we may make may not be successful, which would limit our growth opportunities.

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

In order to pursue a successful acquisition strategy, we must integrate the operations of acquired businesses into our operations, including centralizing certain functions to achieve cost savings and pursuing programs and processes that leverage our revenue and growth opportunities. The integration of the management, operations, and facilities of acquired businesses with our own could involve difficulties, which could adversely affect our growth rate and operating results. We may be unable to complete effectively the integration of the management, operations, facilities, and accounting and information systems of acquired businesses with our own; to manage efficiently the combined operations of the acquired businesses with our operations; to achieve our operating, growth and performance goals for acquired businesses; to achieve additional revenue as a result of our expanded operations; or to achieve operating efficiencies or otherwise realize cost savings as a result of anticipated acquisition synergies. Our rate of growth and operating performance may suffer if we fail to manage acquired businesses profitably without substantial additional costs or operational problems or to implement effectively combined growth and operating strategies.

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

We rely on third-party suppliers for components used in our solar energy systems. During 2010, Kyocera, Sharp, SunTech, and SunPower accounted for over 80% of our purchases of solar PV modules; and SMA and Enphase accounted for over 90% of our purchases of inverters. The failure of our suppliers to supply us with components in a timely manner or on commercially reasonable terms could result in lost orders, delay our project schedules and harm our operating results and business expansion efforts. Our orders with certain of our suppliers may represent a very small portion of their total business. As a result, these suppliers may not give priority to our business, leading to potential delays in or cancellation of our orders. If any of our suppliers were to fail to supply our needs on a timely basis or to cease providing us key components we use, we would be required to secure alternative sources of supply. We may have difficulty securing alternative sources of supply in a timely manner and on commercially reasonable terms. If this were to occur, our business would be harmed.

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

We believe that our ability to compete depends in part on a number of factors outside of our control, including the following:

➢	the ownership by competitors of proprietary tools to customize solar energy systems to the needs of particular customers,

➢	the availability of proprietary solar financing solutions,

➢	the price at which competitors offer comparable products,

➢	marketing efforts undertaken by our competitors,

➢	the extent of our competitors’ responsiveness to customer needs and

➢	integrator technologies.

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

The market price of our Class A common stock may be volatile and could fluctuate widely in response to various factors, many of which are beyond our control, including the following:

➢	actual or anticipated changes in our operating results;

➢	regulatory, legislative or other developments affecting us or the solar energy industry generally;

➢	changes in expectations relating to our services and products, plans and strategic position or those of our competitors or customers;

➢	market conditions and trends within the solar energy industry;

➢	acquisitions or strategic alliances by us or by our competitors;

➢	litigation involving us, our industry or both;

➢	introductions of new technological innovations, services, products or pricing policies by us or by our competitors;

➢	the gain or loss of significant customers;

➢	recruitment or departure of key personnel;

➢	our ability to execute our business plan;

➢	volume and timing of customer orders;

➢	price and volume fluctuations in the overall stock market from time to time;

➢	changes in investor perception;

➢	the level and quality of any research analyst coverage of our Class A common stock;

➢	changes in earnings estimates or investment recommendations by analysts;

➢	the financial guidance we may provide to the public, any changes in such guidance or our failure to meet such guidance;

➢	trading volume of our Class A common stock or the sale of such stock by Gaiam, our management team or directors; and

➢	economic and other external factors that impact purchasing decisions of our potential customers.

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

Because our common stock is publicly traded, we are subject to certain rules and regulations of federal, state and financial market exchange entities charged with the protection of investors and the oversight of companies whose securities are publicly traded. These entities, including the Public Company Accounting Oversight Board, the SEC and the NASDAQ, periodically issue new requirements and regulations and legislative bodies also review and revise applicable laws such as the Sarbanes-Oxley Act of 2002 and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. As interpretation and implementation of these laws and rules and promulgation of new regulations continues, we will continue to be required to commit significant financial and managerial resources and incur additional expenses.

Risk Factors Related to our Relationship with Gaiam

Gaiam controls Real Goods, and Gaiam’s interests may conflict with or differ from interests of other shareholders.

Gaiam holds approximately 55% of the currently outstanding shares of our common stock, consisting of 7,846,707 shares of our Class A common stock and 2,153,293 shares of our Class B common stock. The holders of our Class A common stock and our Class B common stock have substantially similar rights, preferences, and privileges except with respect to voting and conversion rights and other protective provisions. Each share of Class B common stock has ten votes per share, and each share of Class A common stock has one vote per share. Each share of Class B common stock is convertible at any time into one share of Class A common stock. In addition, if Gaiam transfers shares of our Class B common stock, it must elect whether or not to transfer the shares as Class B common stock or convert those shares into Class A common stock. The Class A common stock is not convertible. Gaiam’s shares are entitled to cast approximately 64% of the votes our shareholders are entitled to cast. Because of Gaiam’s voting control of our stock, Gaiam will be able to exert substantial influence over our company and control matters requiring approval by our shareholders, including the election of directors, increasing our authorized capital stock, financing activities, a merger or sale of our assets and the number of shares available for issuance under our Incentive Plan. Our articles of incorporation provide that our board of directors may authorize the issuance of preferred stock, subject only to the approval of holders of our Class B common stock. As a result of Gaiam’s control, no change of control of our company can occur without Gaiam’s consent. Our Chairman, Jirka Rysavy, who is also the Chairman of Gaiam, currently owns approximately 27% of the outstanding equity, and in excess of 50% of the voting power, of Gaiam.

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

Some of our directors and executive officers own Gaiam common stock and options to purchase Gaiam common stock. In addition, a majority of our directors are also directors and/or executive officers of Gaiam. Ownership of Gaiam common stock and options to purchase Gaiam common stock by our directors and officers and the presence of directors and executive officers of Gaiam on our board of directors could create, or appear to create, conflicts of interest with respect to matters involving both us and Gaiam. For example, corporate opportunities may arise that are applicable or complementary to both of our businesses and that each business would be free to pursue, such as the potential acquisition of a particular business or technology focused on environmental sustainability including renewable energy sources, energy efficiency or energy use reduction. However, we understand that Gaiam does not intend to acquire businesses that are focused on solar energy. We have not established at this time any procedural mechanisms to address actual or perceived conflicts of interest of these directors and officers and expect that our board of directors, in the exercise of its fiduciary duties, will determine how to address any actual or perceived conflicts of interest on a case-by-case basis. If any corporate opportunity arises and if our directors and officers do not pursue it on our behalf, we may not become aware of, and may potentially lose, a significant business opportunity.

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

We own a 12-acre campus in Hopland, California, which includes offices, our retail store, and the Solar Living Center. We sublease office space from Gaiam in Louisville, Colorado, from which we manage our web business and certain management and customer service functions. We also lease office and warehouse facilities in San Rafael, California; Murrieta, California; Santa Cruz, California; Campbell, California; and Fresno, California; and warehouse facilities in Denver, Colorado; Cloverdale, California; and Fullerton, California.

Item 3.	Legal proceedings

From time to time, we are involved in legal proceedings that we consider to be in the normal course of business. We do not believe that any of these proceedings will have a material adverse effect on our business.

Item 4.	Reserved

Part II

Item 5.	Market for registrant’s common equity, related stockholder matters and issuer purchases of equity securities

Stock Price History

Our Class A common stock is listed on the NASDAQ Global Market under the symbol “RSOL”. On March 7, 2011, we had 13 shareholders of record and 16,157,339 shares of $.0001 par value Class A common stock outstanding. We have 2,153,293 shares of $.0001 par value Class B common stock outstanding, held by one shareholder.

The following table sets forth certain sales price and trading volume data for our Class A common stock for the periods indicated:

	High	Low	Close	Average Daily Volume
Fiscal 2010:
Fourth Quarter	$4.07	$2.35	$2.55	28,509
Third Quarter	$3.73	$2.25	$3.69	15,580
Second Quarter	$4.80	$3.00	$3.16	21,498
First Quarter	$3.91	$2.87	$3.41	13,357

Fiscal 2009:
Fourth Quarter	$3.68	$1.95	$3.23	24,842
Third Quarter	$3.14	$2.11	$2.61	39,900
Second Quarter	$4.40	$1.50	$2.59	87,392
First Quarter	$4.25	$1.42	$2.01	102,718

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

Sale of Unregistered Securities

None.

Equity Compensation Plan Information

The following table summarizes equity compensation plan information for our Class A common stock:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	940,000	$2.96	130,000
Equity compensation plans not approved by security holders	—	—	—

Total	940,000	$2.96	130,000

Item 6.	Selected consolidated financial data

You should read the following selected consolidated financial data together with our consolidated financial statements and the related notes appearing elsewhere in this Form 10-K and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We derived the consolidated statements of operations data for each of the years ended December 31, 2010, 2009 and 2008 and the consolidated balance sheet data as of December 31, 2010 and 2009 from our audited consolidated financial statements included elsewhere in this Form 10-K. We derived the consolidated statements of operations data for the years ended December 31, 2007 and 2006 and the consolidated balance sheet data as of December 31, 2008, 2007 and 2006 from our audited financial statements, which are not included in this Form 10-K. The consolidated financial data for 2008 includes the effects of our acquisitions from the date of the transaction.

Our audited and unaudited consolidated financial statements include allocations of certain Gaiam expenses, including costs of fulfillment, customer service, financial and other administrative services, and income taxes. The expense allocations are based on what we and Gaiam considered to be reasonable reflections of the utilization of services provided or the benefits received by us. Income tax expenses were calculated on the separate return approach. The historical financial data in our audited consolidated financial statements may not be indicative of what our results of operations, financial position, changes in equity and cash flows will be in the future, or, with respect to periods prior to our initial public offering, what such results would have been had we been a separate stand-alone entity during the periods presented.

	Years ended December 31,
(in thousands, except per share data)	2010	2009	2008	2007	2006
Consolidated Statements of Operations Data:
Net revenue	$77,324	$64,328	$39,221	$18,922	$16,812
Cost of goods sold	55,814	48,371	28,779	12,426	10,862

Gross profit	21,510	15,957	10,442	6,496	5,950

Expenses:
Selling and operating	16,717	16,213	12,526	5,990	4,964
General and administrative	2,772	2,340	1,525	320	567
Impairment loss	—	—	27,192	—	—

Total expenses	19,489	18,553	41,243	6,310	5,531

Income (loss) from operations	2,021	(2,596)	(30,801)	186	419
Interest income (expense)	15	(2)	261	—	—

Income (loss) before income taxes and noncontrolling interest	2,036	(2,598)	(30,540)	186	419
Income tax expense (benefit)	797	(1,021)	(2,590)	84	169

Net income (loss)	1,239	(1,577)	(27,950)	102	250
Net (income) attributable to noncontrolling interest	—	—	(5)	—	—

Net income (loss) attributable to Real Goods Solar, Inc.	$1,239	$(1,577)	$(27,955)	$102	$250

Net income (loss) per share attributable to Real Goods Solar, Inc. common shareholders (a):
Basic and diluted	$0.07	$(0.09)	$(1.86)	$0.01	$0.03

Weighted average shares outstanding (a):
Basic	18,301	18,181	15,014	10,000	10,000

Diluted	18,367	18,101	15,014	10,000	10,000

(a)	Net income per share for 2007 and 2006 is calculated as if Gaiam transferred our business assets and operations to us in return for 10,000,000 shares of our Class B common stock on January 1, 2006. We did not exist as a separate company during those two years. We computed earnings per share based on the shares outstanding following this contribution as if such shares were outstanding from the beginning of the periods presented.

	As of December 31,
(in thousands)	2010	2009	2008	2007	2006
Consolidated Balance Sheet Data:
Cash and cash equivalents	$11,123	$12,206	$12,339	$542	$248
Working capital (deficit)	23,559	20,583	22,330	(11,266)	(8,126)
Total assets	47,963	43,294	40,065	20,986	16,041
Payable to Gaiam	2,865	1,636	1,111	16,286	13,919
Total liabilities	16,029	12,957	9,147	19,336	14,493
Total shareholders’ equity	31,934	30,337	30,918	1,650	1,548

Item 7.	Management’s discussion and analysis of financial condition and results of operations

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

Overview

We are a leading residential and commercial solar energy integrator. We offer turnkey solar energy services, including design, procurement, permitting, build-out, grid connection, financing referrals and warranty and customer satisfaction activities. We install residential and small commercial systems that are generally between 3 kW and 500 kW output, with the average residential installation being approximately 5 kW output. We also on occasion install larger commercial projects of up to 3MW output.

Our revenues primarily result from the installation of solar energy systems. We also derive a portion of our revenues from the retail sale of renewable energy products. Our expenses primarily consist of labor costs incurred in connection with solar installations, product costs for solar photovoltaic modules and other products sold, and related office and warehouse costs.

2010 was a record year for us. We grew revenues through marketing and sales initiatives, while at the same time holding expenses roughly constant by realizing significant cost savings through integration of previously acquired businesses onto a single set of systems and a unified brand. As a result, we returned to profitability during 2010 and posted record revenue and net income. We were also able to increase our gross profit margin in 2010 due to improved selling and installation practices, as well as continued declines in PV module prices.

As we enter 2011, we anticipate continuing to build on our 2010 initiatives by expanding marketing and sales efforts to further leverage our solar installation capabilities. We continue to expect strong demand for both residential and commercial solar installations despite the overall economic weakness in the U.S.

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

Results of Operations

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Net revenue. Net revenue increased $13.0 million, or 20.2%, to $77.3 million during 2010 from $64.3 million during 2009. All the revenue growth was organic and was primarily driven by an increase in marketing and sales initiatives.

Gross profit. Gross profit increased $5.6 million, or 34.8%, to $21.5 million during 2010 from $16.0 million during 2009. As a percentage of net revenue, gross profit increased to 27.8% during 2010 from 24.8% during 2009. The increase in gross profit percentage is approximately two-thirds due to declines in solar module prices over the last year and from improved selling and installation practices. No further significant changes to the gross profit margin are anticipated.

Selling and operating expenses. Selling and operating expenses increased $0.5 million, or 3.1%, to $16.7 million during 2010 from $16.2 million during 2009. As a percentage of net revenue, selling and operating expenses decreased to 21.6% during 2010 from 25.2% during 2009. The decrease in selling and operating expenses primarily reflects the significant cost savings achieved by integrating previously acquired businesses onto a single set of systems and a unified brand. Further leveraging of the selling and operating expenses, as a percentage of net revenue, is expected as sales continue to grow.

General and administrative expenses. General and administrative expenses increased $0.4 million, or 18.5%, to $2.8 million during 2010 from $2.3 million during 2009. As a percentage of net revenue, general and administrative expenses remained consistent at 3.6% during each of the years ended December 31, 2010 and 2009.

Net income (loss). As a result of the above factors, net income was $1.2 million during 2010 compared to a net loss of $1.6 million during 2009. Net income per share was $0.07 per share during 2010 compared to a net loss of $0.09 per share during 2009.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Net revenue. Net revenue increased $25.1 million, or 64.0%, to $64.3 million during 2009 from $39.2 million during 2008. The increase in net revenue is approximately 43% the result of organic growth, with the remainder due to our acquisitions during 2008.

Gross profit. Gross profit increased $5.5 million, or 52.8%, to $16.0 million during 2009 from $10.4 million during 2008. As a percentage of net revenue, gross profit decreased to 24.8% during 2009 from 26.6% during 2008. The decrease in gross profit percentage is approximately three-quarters the result of an increased mix of lower margin commercial installations, with most of the remaining increase resulting from the inclusion of acquired businesses which have traditionally produced lower gross profit margins.

Selling and operating expenses. Selling and operating expenses increased $3.7 million, or 29.4%, to $16.2 million during 2009 from $12.5 million during 2008. As a percentage of net revenue, selling and operating expenses decreased to 25.2% during 2009 from 31.9% during 2008. The increase in selling and operating expenses primarily reflects the support of our revenue growth. The decrease in the selling and operating expenses percentage is approximately one-third due to a reduction in work force in early 2009 and approximately one-quarter due to other cost cutting measures, with most of the remaining decrease resulting from the leveraging of costs.

General and administrative expenses. General and administrative expenses increased $0.8 million, or 53.4%, to $2.3 million during 2009 from $1.5 million during 2008. As of percentage of net revenue, general and administrative expenses decreased to 3.6% during 2009 from 3.9% during 2008. The increase in general and administrative expenses is approximately one-half due to a full year of incremental public company costs, with most of the remaining increase resulting from significant infrastructure expansion to support our 2008 acquisitions.

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

Quarterly and Seasonal Fluctuations

The following table sets forth our unaudited quarterly results of operations during each of the quarters in 2010 and 2009. We believe this unaudited financial information includes all adjustments, consisting solely of normal recurring accruals and adjustments, necessary for a fair presentation of the results of operations for the quarters presented. This financial information should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Form 10-K. The results of operations for any quarter are not necessarily indicative of future results of operations.

(in thousands, except per share data)	Fiscal Year 2010 Quarters Ended
	March 31	June 30	September 30	December 31
Net revenue	$15,005	$17,531	$24,626	$20,162
Gross profit	4,031	5,038	6,219	6,222
Income before income taxes	28	425	1,177	406
Net income	17	268	704	250
Net income attributable to Real Goods Solar, Inc.	17	268	704	250
Diluted net income per share attributable to Real Goods Solar, Inc. common shareholders	$0.00	$0.02	$0.04	$0.01
Weighted average shares outstanding-diluted	18,364	18,399	18,305	18,308

(in thousands, except per share data)	Fiscal Year 2009 Quarters Ended
	March 31	June 30	September 30	December 31
Net revenue	$9,531	$12,713	$22,966	$19,118
Gross profit	2,302	3,278	5,014	5,363
Income (loss) before income taxes	(2,252)	(939)	259	334
Net income (loss)	(1,371)	(581)	158	217
Net income (loss) attributable to Real Goods Solar, Inc.	(1,371)	(581)	158	217
Diluted net income (loss) per share attributable to Real Goods Solar, Inc. common shareholders	$(0.08)	$(0.03)	$0.01	$0.01
Weighted average shares outstanding-diluted	17,890	18,270	18,273	18,364

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

Liquidity and Capital Resources

Our capital needs arise from working capital required to fund our purchases of solar PV modules and inverters, capital related to acquisitions of new businesses, development of renewable energy products, replacements, expansions and improvements to our infrastructure, and future growth. These capital requirements depend on numerous factors, including business acquisitions, the ability to attract new solar energy system installation customers, market acceptance of our product offerings, the cost of ongoing upgrades to our product offerings, the level of expenditures for sales and marketing, the level of investment in support systems and facilities and other factors. The timing and amount of these capital requirements are variable and cannot accurately be predicted. We did not have any material commitments for capital expenditures as of December 31, 2010, and we do not presently have any plans for future material capital expenditures. During 2007 and 2008, we acquired four solar energy system installation businesses. We plan to continue to pursue business acquisition and other opportunities to expand our sales territories, technologies, and products and increase our sales and marketing programs as needed.

Cash Flows

The following table summarizes our primary sources (uses) of cash during the periods presented:

	Years ended December 31,
(in thousands)	2010	2009	2008
Net cash provided by (used in):
Operating activities	$(298)	$151	$(8,653)
Investing activities	(785)	(284)	(9,652)
Financing activities	—	—	30,102

Net (decrease) increase in cash and cash equivalents	$(1,083)	$(133)	$11,797

Operating activities. Our operating activities used net cash of $0.3 million during 2010 and provided net cash of $0.2 million during 2009. Our net cash used by operating activities during 2010 was primarily attributable to increased accounts receivable of $5.3 million and inventory of $1.6 million, partially offset by increased accounts payable and accrued liabilities, and payable to Gaiam of $1.3 million and $1.2 million, respectively, net income of $1.2 million, noncash adjustments to our net income of $1.1 million, decreased deferred costs on uncompleted contract and advertising of $0.9 million, increased deferred revenue on uncompleted contracts of $0.5 million, and decreased other current assets of $0.2 million. Our net cash provided by operating activities during 2009 was primarily attributable to decreased inventory of $4.4 million and income taxes receivable of $0.2 million, increased accounts payable and accrued liabilities of $3.7 million, and increased payable to Gaiam of $0.5 million, partially offset by increased accounts receivable of $6.3 million, net loss of $1.6 million, and non-cash adjustments to our net loss and decrease deferred revenue of $0.4 million each.

Investing activities. Our investing activities used net cash of $0.8 million and $0.3 million during 2010 and 2009, respectively. Our cash used in investing activities during both 2010 and 2009 was used to acquire property and equipment.

We believe our available cash (which was approximately $11 million as of December 31, 2010) and cash expected to be generated from operations should be sufficient to fund our business for the foreseeable future. However, our projected cash needs may change as a result of possible acquisitions, unforeseen operational difficulties, or other factors. If required by our liquidity needs, we believe that we could obtain debt financing that would assist us in meeting any unanticipated cash requirements. In particular, our current assets (other than the cash balance referred to above) significantly exceed our current liabilities. In addition, to the extent debt financing was unavailable or if we elected not to proceed with debt financing, we may also consider equity financing to meet any unanticipated cash requirements.

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

Contractual Obligations

We have commitments under operating leases and various service agreements with Gaiam (see Note 10 to our notes to consolidated financial statements), but do not have any outstanding commitments under long-term debt obligations or purchase obligations. The following table shows our commitments to make future payments under our operating leases:

(in thousands)	Total	< 1 year	1-3 years	3-5 years	> 5 yrs
Operating lease obligations	$528	$320	$208	$—	$—

To the extent we become entitled to utilize certain pre-initial public offering loss carryforwards from our separate tax returns, we will distribute to Gaiam the tax effect (estimated to be 34% for federal income tax purposes) of the amount of such tax loss carryforwards so utilized. Accordingly, we recognized a valuation allowance against all of our deferred tax assets as of the effective date of our tax sharing agreement with Gaiam, May 13, 2008. These net operating loss carryforwards expire beginning in 2018 if not utilized. Due to Gaiam’s step acquisitions of our company, we experienced “ownership changes” as defined in Section 382 of the Internal Revenue Code. Accordingly, our use of the net operating loss carryforwards is limited by annual limitations described in Sections 382 and 383 of the Internal Revenue Code. As of December 31, 2010, $5.0 million of these net operating loss carryforwards are available for utilization, meaning that potential future payments to Gaiam, which would be made over a period of several years, could therefore aggregate to approximately $1.7 million based on current tax rates. Based upon our estimated utilization of some of these loss carryforwards on our 2010 tax returns, as of December 31, 2010 we recorded a payable to Gaiam of $0.5 million, which is subject to adjustment based on our final income tax return for 2010.

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

Report of independent registered public accounting firm

To the Board of Directors and Shareholders of

Real Goods Solar, Inc.

Louisville, Colorado

We have audited the accompanying consolidated balance sheets of Real Goods Solar, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Real Goods Solar, Inc. and subsidiaries as of December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

Ehrhardt Keefe Steiner & Hottman PC

March 11, 2011

Denver, Colorado

REAL GOODS SOLAR, INC.

Consolidated balance sheets

	As of December 31,
(in thousands, except share and per share data)	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$11,123	$12,206
Accounts receivable, net	19,259	13,996
Inventory, net	6,394	4,769
Deferred costs on uncompleted contracts	215	1,024
Deferred advertising costs	49	114
Receivable and deferred tax assets	1,861	833
Other current assets	687	598

Total current assets	39,588	33,540
Property and equipment, net	5,401	5,145
Goodwill	732	732
Deferred tax assets	1,744	3,064
Other assets	498	813

Total assets	$47,963	$43,294

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,000	$8,821
Accrued liabilities	2,630	2,500
Deferred revenue on uncompleted contracts	534	—
Payable to Gaiam	2,865	1,636

Total current liabilities	16,029	12,957

Commitments and contingencies

Shareholders’ equity:
Preferred stock, par value $.0001 per share; 50,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, par value $.0001 per share; 150,000,000 shares authorized; 16,157,339 and 16,136,299 shares issued and outstanding at December 31, 2010 and 2009, respectively	1	1
Class B common stock, par value $.0001 per share; 50,000,000 shares authorized; 2,153,293 shares issued and outstanding at December 31, 2010 and 2009	—	—
Additional paid-in capital	60,726	60,368
Accumulated deficit	(28,793)	(30,032)

Total shareholders’ equity	31,934	30,337

Total liabilities and shareholders’ equity	$47,963	$43,294

See accompanying notes to consolidated financial statements.

REAL GOODS SOLAR, INC.

Consolidated statements of operations

	Years ended December 31,
(in thousands, except per share data)	2010	2009	2008
Net revenue	$77,324	$64,328	$39,221
Cost of goods sold	55,814	48,371	28,779

Gross profit	21,510	15,957	10,442

Expenses:
Selling and operating	16,717	16,213	12,526
General and administrative	2,772	2,340	1,525
Impairment loss	—	—	27,192

Total expenses	19,489	18,553	41,243

Income (loss) from operations	2,021	(2,596)	(30,801)

Interest income (expense)	15	(2)	261

Income (loss) before income taxes and noncontrolling interest	2,036	(2,598)	(30,540)

Income tax expense (benefit)	797	(1,021)	(2,590)

Net income (loss)	1,239	(1,577)	(27,950)

Net (income) attributable to noncontrolling interest	—	—	(5)

Net income (loss) attributable to Real Goods Solar, Inc.	$1,239	$(1,577)	$(27,955)

Net income (loss) per share attributable to Real Goods Solar, Inc. common shareholders:
Basic and diluted	$0.07	$(0.09)	$(1.86)

Weighted average shares outstanding:
Basic	18,301	18,181	15,014

Diluted	18,367	18,181	15,014

See accompanying notes to consolidated financial statements.

REAL GOODS SOLAR, INC.

Consolidated statement of changes in shareholders’ equity

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
(in thousands, except share data)	Shares	Amount	Shares	Amount
Balance at December 31, 2007	—	$—	—	$—	$2,150	$(500)	$1,650
Establishment and conversion of Class B common stock to Class A common stock	7,846,707	—	2,153,293	—	—	—	—
Initial public offering of Class A common stock, net	5,500,000	1	—	—	48,153	—	48,154
Issuance of common stock and other equity changes related to acquisitions, compensation and affiliate transactions	2,389,976	—	—	—	11,446	—	11,446
Noncash deemed dividend to Gaiam due to tax sharing agreement	—	—	—	—	(2,377)	—	(2,377)
Net loss	—	—	—	—	—	(27,955)	(27,955)

Balance at December 31, 2008	15,736,683	1	2,153,293	—	59,372	(28,455)	30,918
Issuance of common stock and other equity changes related to acquisitions and compensation	399,616	—	—	—	996	—	996
Net loss	—	—	—	—	—	(1,577)	(1,577)

Balance at December 31, 2009	16,136,299	1	2,153,293	—	60,368	(30,032)	30,337
Issuance of common stock and other equity changes related to compensation	21,040	—	—	—	358	—	358
Net income	—	—	—	—	—	1,239	1,239

Balance at December 31, 2010	16,157,339	$1	2,153,293	$—	$60,726	$(28,793)	$31,934

See accompanying notes to consolidated financial statements.

REAL GOODS SOLAR, INC.

Consolidated statements of cash flows

	Years ended December 31,
(in thousands)	2010	2009	2008
Operating activities:
Net income (loss)	$1,239	$(1,577)	$(27,950)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation	529	438	245
Amortization	—	—	202
Share-based compensation expense	348	282	172
Impairment loss	—	—	27,192
Deferred income tax expense (benefit)	264	(1,115)	(2,590)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(5,263)	(6,285)	(1,845)
Income taxes receivable	27	163	202
Inventory, net	(1,625)	4,401	(3,654)
Deferred costs on uncompleted contracts and advertising	874	84	1,071
Other current assets	238	(49)	(1,110)
Accounts payable	1,178	2,320	1,812
Accrued liabilities	130	1,365	(1,452)
Deferred revenue on uncompleted contracts	534	(400)	(2,523)
Payable to Gaiam	1,229	524	1,575

Net cash (used in) provided by operating activities	(298)	151	(8,653)(a)

Investing activities:
Purchase of property and equipment	(785)	(284)	(282)
Purchase of acquisitions, net of cash acquired	—	—	(9,370)

Net cash used in investing activities	(785)	(284)	(9,652)

Financing activities:
Proceeds from initial public offering, net	—	—	48,154
Payment to Gaiam	—	—	(16,749)
Net payments on acquired business’ line of credit	—	—	(1,303)

Net cash provided by financing activities	—	—	30,102

Net (decrease) increase in cash and cash equivalents	(1,083)	(133)	11,797
Cash and cash equivalents at beginning of year	12,206	12,339	542

Cash and cash equivalents at end of year	$11,123	$12,206	$12,339

Supplemental cash flow information:
Income taxes paid	$6	$—	$—
Liabilities assumed from acquisitions	—	—	8,638
Common stock issued for acquisitions	—	732	11,082

(a)	Cash used in 2008’s operating activities includes $8.6 million of liabilities assumed in business acquisitions which are shown in operating activities in accordance with GAAP. The remaining purchase price for these acquisitions is shown in investing activities.

See accompanying notes to consolidated financial statements.

Notes to consolidated financial statements

1. Principles of Consolidation, Organization and Nature of Operations

We are a leading residential solar energy integrator. We were incorporated in Colorado on January 29, 2008 under the name Real Goods Solar, Inc. (“Real Goods”, “we”, “us”, or “our”). As of December 31, 2010, we were 54.6% owned by Gaiam, Inc. (“Gaiam”). Our initial public offering of common stock occurred on May 7, 2008. The accompanying consolidated financial statements represent the solar energy business of Gaiam and its subsidiaries as though the transfer of such business and the related net assets occurred on January 1, 2006.

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

2. Significant Accounting Policies

No changes were made to our significant accounting policies during the year ended December 31, 2010.

We have evaluated events subsequent to December 31, 2010 and concluded that no material event has occurred which either would impact the results reflected in this report or our results going forward.

Cash and Cash Equivalents

Cash and cash equivalents include demand deposit accounts with financial institutions and highly liquid investments, which mature within three months of date of purchase. The fair value of the cash and cash equivalents approximates their carrying value because of their short maturities.

Concentration of Risk and Allowance for Doubtful Accounts

We have a potential concentration of credit risk in our accounts receivable in that a financing company who purchases and then leases installed solar energy system to host users, one other large customer, and two public utility companies who fund rebates accounted for 24.0%, 20.1%, and 9.0%, respectively, of our accounts receivable as of December 31, 2010. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We make estimates of the collectibility of our accounts receivable by analyzing historical bad debts, specific customer creditworthiness and current economic trends. The allowance for doubtful accounts was $0.3 million as of December 31, 2010 and 2009. If the financial condition of our customers or the public utilities or financing companies were to deteriorate such that their ability to make payments to us was impaired, additional allowances could be required.

Sales to our largest two customers for 2010 accounted for approximately 32.8% and 21.8%, respectively, of our total net revenue.

Inventory

Inventory consists primarily of solar energy system components (such as solar panels and inverters) located at our various warehouses and finished goods held for sale at our Solar Living Center located in Hopland, California. We state our inventory at the lower of cost (first-in, first-out method) or market. We identify the inventory items to be written down for obsolescence based on the item’s current sales status and condition. We write down discontinued or slow moving inventories based on an estimate of the markdown to retail price needed to sell through our current stock level of the inventories. As of December 31, 2010 and 2009, we estimated obsolete or slow-moving inventory to be $0.2 million. Gaiam has historically fulfilled approximately 80% of our catalog and Internet sales through its central distribution center. We pay Gaiam supplier product costs, order fulfillment fees, and freight charges to drop-ship these sales to our customers, which payments are made through our intercorporate services agreement. We determine the selection of products to be offered and set the sales price. We are responsible for the selling, marketing, and providing of these products to our customers and have our own customer service department to ensure the acceptability of our products. We bear the credit risk for the amount being billed to our customer. We leverage our multichannel distribution (web promotions and our retail outlet located at the Solar Living Center) to market slow-moving or obsolete products.

Deferred Advertising Costs

Deferred advertising costs relate to the preparation, printing, advertising and distribution of catalogs. We defer such costs for financial reporting purposes until the catalogs are distributed, then amortize such costs over succeeding periods on the basis of estimated direct relationship sales. We amortize seasonal catalogs within seven months and our annual catalogs within one year. Forecasted sales statistics are the principal factor used in estimating the amortization rate. We expense other advertising and promotional costs as incurred. Amounts recorded as advertising expense were $2.2 million, $2.3 million and $2.5 million for the years ended December 31, 2010, 2009 and 2008, respectively, and are included in selling and operating expense in the consolidated statements of operations.

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

Our goodwill balance as of December 31, 2010 was $0.7 million and has not changed over the last two years.

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

Revenue Recognition

Revenue consists of solar energy system installation contract fees and sales of renewable and sustainable energy products. We recognize revenue from fixed price contracts using either the completed contract or percentage-of-completion method, based on the energy size of the solar energy system installation project. We recognize revenue from solar energy system installations of less than 110 kilowatts when the installation is substantially complete, determined based on departure from the job site following completion of the installation or passing of building inspection, while we recognize revenue from solar energy system installations equal to or greater than 110 kilowatts on a percentage-of-completion basis, measured by the percentage of contract costs incurred to date to total estimated costs for each contract. We recognize revenue from the sale of renewable and sustainable energy products when the following four basic criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the seller’s price to the buyer is fixed and determinable; and (4) collectibility is reasonably assured. We recognize amounts billed to customers for postage and handling as revenue at the same time that the revenues arising from the product sale are recognized. We include postage and handling costs, which were approximately $0.2 million each year for 2010, 2009 and 2008, in selling and operating expense along with other fulfillment costs.

The current asset “Deferred costs on uncompleted contracts” represents contract costs incurred but not recognizable until recognition of the related contract revenue. The current liability “Deferred revenue on uncompleted contracts” represents billings in excess of revenue recognized. We bill our large installation customers for contract performance progress according to milestones defined in their respective contracts. The prerequisite for billing is the completion of an application and certificate of payment form as per the contract, which is done after each month end. As a result, the accounts receivable on our consolidated balance as of December 31, 2009 included $2.3 million of revenues in excess of amounts billed on uncompleted contracts accounted for under the percentage-of-completion method. Revenues in excess of billings were immaterial at December 31, 2010 and 2009.

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

Net Income (Loss) Per Share Attributable To Real Goods Solar, Inc. Common Shareholders

We compute net income (loss) per share attributable to Real Goods Solar, Inc. common shareholders by dividing our net income (loss) attributable to Real Goods Solar, Inc. by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share attributable to Real Goods Solar, Inc. common shareholders reflects the potential dilution that could occur if options or warrants to issue our Class A common shares were exercised. Common share equivalents of 584,000, 517,000 and 221,000 shares have been omitted from net income (loss) per share attributable to Real Goods Solar, Inc. common shareholders for 2010, 2009 and 2008, respectively, as they are anti-dilutive.

The following table sets forth the computation of basic and diluted net income (loss) per share attributable to Real Goods Solar, Inc. common shareholders:

	For the Years Ended December 31,
(In thousands, except per share data)	2010	2009	2008

Numerator for basic and diluted net income (loss) per share attributable to Real Goods Solar, Inc. common shareholders	$1,239	$(1,577)	$(27,955)

Denominator:
Weighted average shares for basic net income (loss) per share attributable to Real Goods Solar, Inc. common shareholders	18,301	18,181	15,014

Effect of dilutive securities:
Weighted average of common stock, stock options and warrants	66	—	—

Denominators for diluted net income (loss) per share attributable to Real Goods Solar, Inc. common shareholders	18,367	18,181	15,014

Net income (loss) per share attributable to Real Goods Solar, Inc. common shareholders - basic	$0.07	$(0.09)	$(1.86)

Net income (loss) per share attributable to Real Goods Solar, Inc. common shareholders - diluted	$0.07	$(0.09)	$(1.86)

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

3. Property and Equipment

Property and equipment, stated at lower of cost or estimated fair value, consists of the following as of December 31:

(in thousands)	2010	2009
Land	$3,100	$3,100
Buildings and leasehold improvements	1,931	1,894
Furniture, fixtures and equipment	551	451
Website development	223	140
Vehicles and Machinery	1,458	905

	7,263	6,490

Accumulated depreciation and amortization	(1,862)	(1,345)

	$5,401	$5,145

4. Payable to Gaiam

From 1999 until our initial public offering in May 2008, our business was funded by intercompany borrowings from Gaiam and through our operating income. Historically, Gaiam never charged us interest on the intercompany borrowings and still does not as the payables are now short-term. Prior to our initial public offering, the transactions that generated the intercompany borrowings consisted of virtually all activities conducted by Gaiam on our behalf, including allocation of product and sales fulfillment costs, allocation of payroll costs, and funding used for and costs related to our business acquisitions, including the purchase of Marin Solar and Carlson Solar. The average balance due to Gaiam on the intercompany payables was $2.3 million, $1.4 million and $8.7 million for the years ended December 31, 2010, 2009 and 2008.

5. Commitments and Contingencies

Operating Leases

We lease office and warehouse space through operating leases. Some of the leases have renewal clauses, which range from three to five years. We lease our Campbell facility from DTTC Properties, LLC, a limited liability company partially owned by our former chief executive officer, who is also a beneficial shareholder of Real Goods. The lease agreement, which expires in July 2011, requires monthly base payments of $10,080 plus common area operating expenses. Under this lease, we incurred expense of $161,000, $158,000 and $39,000 for the years ended December 31, 2010, 2009, and 2008, respectively. The following schedule represents the annual future minimum payments of all our leases as of December 31, 2010:

(in thousands)	Operating
2011	$320
2012	167
2013	41

Total minimum lease payments	$528

We incurred rent expense of $0.5 million, $0.6 million and $0.3 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Risks and Uncertainties

We are subject to risks and uncertainties in the normal course of our business, including legal proceedings; governmental regulation, such as the interpretation of tax and labor laws; and seasonal nature of our business due to weather-related factors. We have accrued for probable and estimatable costs that may be incurred with respect to identified risks and uncertainties based upon the facts and circumstances currently available to us. Due to uncertainties in the estimation process, actual costs could vary from those accruals.

6. Share-Based Compensation

Our share-based compensation program is a long-term retention program that is intended to attract, retain and provide incentives for talented employees, officers, and directors and to align shareholder and employee interests. Our predecessor granted options in 2007 that we assumed on January 31, 2008 as options granted under the Real Goods 2008 Long-Term Incentive Plan (the “Incentive Plan”). These options vested 50% on May 13, 2008 when our initial public offering was consummated (see Note 7, Shareholders’ Equity and Warrants) and this vested portion was recorded as an offering cost. The remaining options vest 2% each month after May 2008.

Our Incentive Plan provides for the granting of options to purchase up to 1,000,000 of our Class A common shares. Both incentive stock options and nonqualified stock options may be issued under the provisions of the Incentive Plan. Employees, members of the board of directors, consultants, business partners, and certain key advisors are eligible to participate in the Incentive Plan, which terminates upon the earlier of a board resolution terminating the Incentive Plan or ten years after the effective date of the Incentive Plan. Options under the Incentive Plan are generally granted with an exercise price equal to the closing market price of our stock on the date of the grant. Options vest based on performance (attainment of a certain amount of pre-tax income for a given year) or service conditions, or some combination thereof. Grants typically expire seven years from the date of grant.

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

The following are the variables we used in the Black-Scholes option pricing model to determine the estimated grant date fair value for options granted under our Incentive Plan for each of the years presented:

	2010	2009	2008
Expected volatility	88%	81%	63% -76%
Weighted-average volatility	88%	81%	74%
Expected dividends	0%	0%	0%
Expected term (in years)	5.0	5.0	5.0
Risk-free rate	1.25% -2.38%	1.88%	3.13% -3.50%

The table below presents a summary of option activity under the Incentive Plan as of December 31, 2010, and changes during the year then ended:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value
Outstanding at January 1, 2010	370,000	$3.07
Granted	549,000	2.94
Exercised	—	—
Forfeited or expired	(49,000)	2.96

Outstanding at December 31, 2010	870,000	$2.94	5.2	$—

Exercisable at December 31, 2010	327,400	$2.95	3.7	$—

During 2009, for options previously granted under our Incentive Plan to three employees, including our president, we reset the exercise price to $2.92 per share and suspended option exercises for six months from the date of modification. The options continue to vest over their remaining original vesting periods. These modifications will result in total incremental share-based compensation cost of approximately $20,000 during 2009 through 2011.

The weighted-average grant-date fair value of options granted during the years 2010, 2009 and 2008 was $2.04, $1.25 and $4.07, respectively. The total fair value of shares vested during the years ended December 31, 2010 was $0.1 million and for 2009 and 2008 was $0.6 million each year. Our share-based compensation cost charged against income was $0.4 million, $0.3 million, and $0.2 million during 2010, 2009 and 2008, respectively, and is shown in general and administrative expenses. The total income tax benefit recognized for share-based compensation was $0.1 million each year for 2010, 2009 and 2008. For the performance based stock options granted during 2010, the attainment of the performance condition became probable during the third quarter of 2010 and, therefore, compensation expense for these grants was recorded. As of December 31, 2010, there was $0.9 million of unrecognized cost related to nonvested shared-based compensation arrangements granted under the Plan. We expect that cost to be recognized over a weighted-average period of 3.9 years.

7. Shareholders’ Equity and Warrants

During 2010, we issued 21,040 of our Class A common shares to our independent directors, in lieu of cash compensation, for services rendered during 2010. Following this transaction, Gaiam owned 54.6% of our stock. For the last four years, we have valued shares issued to our independent directors at estimated fair value based on the closing price of our Class A common stock on the date the shares were issued, which by policy is the last trading day of each quarter in which the services were rendered.

During 2009, we issued 36,112 of our Class A common shares to our independent directors, in lieu of cash compensation, for services rendered during 2009 and issued 163,504 of our Class A common shares as purchase price true-up and 200,000 of our Class A common shares as contingent consideration at a combined value of $0.7 million for a business acquired in 2008 (see Note 9, Mergers and Acquisitions). Following these transactions, Gaiam owned 54.7% of our outstanding common stock.

During 2008, we consummated our initial public offering of 5.5 million of our Class A common shares which we sold at $10 per share for total net offering proceeds of $48.2 million after underwriters’ commissions and offering costs. We also issued 280,000 of our Class A common shares valued at $1.9 million to acquire a noncontrolling interest in one of our subsidiaries, issued 2,094,679 of our Class A common shares valued at $9.2 million as partial consideration to acquire 100% ownership of two businesses (see Note 9, Mergers and Acquisitions), issued an additional 15,297 of our Class A common shares valued at $94,000 to compensate independent board members for services rendered, and made other non-share related equity transactions. We used a period beginning two days before and two days after the date that the terms of the acquisition were agreed to and announced in determining the estimated fair value of the securities issued for business combinations. Following these transactions, Gaiam owned 55.9% of our stock as of December 31, 2008. Our shares are generally valued based upon the closing price of our Class A common shares, which ranged from $2.89 to $8.84 per share during the period from May 8, 2008 to December 31, 2008.

Additionally, upon consummation of our initial public offering on May 13, 2008, we ceased to be a member of Gaiam’s consolidated group for federal income tax purposes and, under our tax sharing agreement with Gaiam, we will distribute to Gaiam the tax effect (estimated to be 34% for federal income tax purposes) of the amount of certain pre-initial public offering tax loss carryforwards we utilize from our separate tax returns. Accordingly, we recognized a valuation allowance of $2.4 million against certain of our tax loss carryforwards as of the effective date of the tax sharing agreement. The valuation allowance charge, which did not require tax affecting, is reported in our additional paid-in capital on our consolidated balance sheet as of December 31, 2008.

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

As of December 31, 2010, we had the following Class A common shares reserved for future issuance:

Conversion of Class B common shares	2,153,293
Stock options under the Incentive Plan	870,000
Warrants outstanding	70,000

Total shares reserved for future issuance	3,093,293

Each holder of our Class A common shares is entitled to one vote for each share held on all matters submitted to a vote of shareholders. Each Class B common share is entitled to ten votes on all matters submitted to a vote of shareholders. There are no cumulative voting rights. All holders of Class A common shares and Class B common shares vote as a single class on all matters that are submitted to the shareholders for a vote. Accordingly, Gaiam, as the holder of a majority of the Class A common shares and Class B common shares entitled to vote in any election of directors, may elect all of the directors who stand for election. Shareholders with the minimum number of votes that would be necessary to authorize or take action at a meeting at which all of the shares entitled to vote were present and voted may consent to an action in writing and without a meeting under certain circumstances.

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

Our provision for income tax expense (benefit) is comprised of the following:

	Years ended December 31,
(in thousands)	2010	2009	2008
Current:
Federal	$476	$—	$—
State	34	—	—

	510	—	—

Deferred:
Federal	246	(875)	(2,224)
State	41	(146)	(366)

	287	(1,021)	(2,590)

	$797	$(1,021)	$(2,590)

Variations from the federal statutory rate are as follows:

(in thousands)	2010	2009	2008
Expected federal income tax expense (benefit) at statutory rate of 34%	$692	$(883)	$(10,383)
Effect of permanent impairment differences	—	—	9,256
Effect of permanent other differences	13	(8)	244
Other	(24)	18	—
State income tax expense (benefit), net of federal benefit	116	(148)	(1,707)

Income tax expense (benefit)	$797	$(1,021)	$(2,590)

Deferred income taxes reflect net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the net accumulated deferred income tax asset as of December 31, 2010 and 2009 are as follows:

(in thousands)	2010	2009
Deferred tax assets (liabilities):
Current:
Provision for doubtful accounts	$103	$109
Inventory-related expense	141	134
Accrued liabilities	819	604
Net operating loss carryforward	817	—
Prepaid and deferred catalog costs	(19)	(42)

Total current deferred tax assets	$1,861	$805

Non-current:
Depreciation and amortization	$38	$(27)
Net operating loss carryforward	1,701	3,067
Other	5	24

Total non-current deferred tax assets	$1,744	$3,064

Total net deferred tax assets	$3,605	$3,869

At December 31, 2010, we had $0.3 million in tax effected state net operating loss carryforwards. These operating loss carryforwards, if unused, will begin to expire in 2018. Additionally, we had $2.2 million in tax effected federal net operating loss carryforwards. These operating loss carryforwards, if unused, begin to expire in 2018. The Internal Revenue Code contains provisions that limit the net operating loss available for use in any given year upon the occurrence of certain events, including significant changes in ownership interest. A change in ownership of a company of greater than 50% within a three-year period results in an annual limitation on the utilization of net operating loss carryforwards from tax periods prior to the ownership changes. Certain of our net operating loss carryforwards as of December 31, 2010 are subject to annual limitations due to changes in ownership.

Additionally, upon consummation of our initial public offering on May 13, 2008, we ceased to be a member of Gaiam’s consolidated group for federal income tax purposes. To the extent we become entitled to utilize pre-initial public offering loss carryforwards from our separate tax returns, we will distribute to Gaiam the tax effect (estimated to be 34% for federal income tax purposes) of the amount of such tax loss carryforwards so utilized. Accordingly, we recognized a valuation allowance of $2.4 million against all of our tax loss carryforwards as of the effective date of our tax sharing agreement with Gaiam. This valuation allowance charge, which did not require tax affecting, is reported in our additional paid-in capital on our consolidated balance sheet as of December 31, 2008. As of December 31, 2010, $5.0 million of these net operating loss carryforwards are available for utilization, meaning that potential future payments to Gaiam, which would be made over a period of several years, could therefore aggregate to approximately $1.7 million based on current tax rates. Based upon our estimated utilization of some of these loss carryforwards on our 2010 tax returns, as of December 31, 2010 we recorded a payable to Gaiam of $0.5 million, which is subject to adjustment based on our final income tax return for 2010.

We expect the remainder of our deferred tax assets at December 31, 2010 to be fully recoverable through the reversal of taxable temporary differences in future years as a result of normal business activities. Accordingly, no other valuation allowances for deferred tax items were considered necessary as of December 31, 2010.

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

On October 1, 2008, we acquired 100% ownership of Regrid Power, a northern California designer and installer of residential and commercial solar electric systems, for $3.8 million in cash, $8.9 million worth of our Class A common shares, $1.3 million of assumed liabilities and $0.3 million of estimated direct acquisition costs. The purchase cost includes $72,000 of direct acquisition costs incurred by the selling shareholder for which we were reimbursed. In addition, this acquisition had purchase price true-up and contingent share consideration, which were settled in 2009 as described above. We acquired Regrid Power because it was an established local market leader with a good reputation and compatible geography. We realized synergies from this acquisition by leveraging our existing infrastructure as well as by taking advantage of its existing operational systems.

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

The following is supplemental unaudited pro forma information for the Carlson Solar and Regrid Power acquisitions as if we had acquired these businesses on January 1, 2008. The pro forma adjustments are based on currently available information and upon assumptions that we believe are reasonable in order to reflect, on a pro forma basis, the impact of these acquisitions on our historical financial information.

Pro Forma
(in thousands, except per share data)	Year Ended December 31, 2008
(unaudited)
Net revenue	$50,679

Loss before income taxes and noncontrolling interest	(31,355)

Net loss attributable to Real Goods Solar, Inc.	$(28,319)

Net loss per share attributable to Real Goods Solar, Inc. common shareholders:
Basic and diluted	$(1.59)

We include results from operations of acquired companies in our consolidated financial statements from their respective effective acquisition dates.

10. Related Party Transactions

During 2010, we commenced a project for our Chairman to design and install an upgrade to an existing solar system for Mr. Rysavy’s residence. The contract price remains under negotiation. We anticipate submitting the contract price to our audit committee for approval prior to finalizing it. Since this transaction is being accounted for under the completed contract method, no revenue or costs have been recorded yet in our statement of operations.

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

Services performed under this agreement have and will be provided under our direction, and Gaiam has no power to act independently on our behalf other than as specifically authorized under the agreement or from time to time, by us. Gaiam and we have and will agree on the aggregate annual amount for a particular year for the services based upon a good faith estimate of the services required for that year and the estimated fees for such services. Upon a change to the annual amounts for a particular year, the parties have and will make appropriate payments to reflect such change. The annual amount and formula for various services making up the annual amount, as well as any quarterly changes, have and must be approved in writing by each of Gaiam’s and our board of directors.

11. Impairment Loss

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

12. Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2010 and 2009:

(in thousands, except per share data)	Fiscal Year 2010 Quarters Ended
	March 31	June 30	September 30	December 31
Net revenue	$15,005	$17,531	$24,626	$20,162
Gross profit	4,031	5,038	6,219	6,222
Income before income taxes	28	425	1,177	406
Net income	17	268	704	250
Net income attributable to Real Goods Solar, Inc.	17	268	704	250
Diluted net income per share attributable to Real Goods Solar, Inc. common shareholders	$0.00	$0.02	$0.04	$0.01
Weighted average shares outstanding-diluted	18,364	18,399	18,305	18,308

(in thousands, except per share data)	Fiscal Year 2009 Quarters Ended
	March 31	June 30	September 30	December 31
Net revenue	$9,531	$12,713	$22,966	$19,118
Gross profit	2,302	3,278	5,014	5,363
Income (loss) before income taxes	(2,252)	(939)	259	334
Net income (loss)	(1,371)	(581)	158	217
Net income (loss) attributable to Real Goods Solar, Inc.	(1,371)	(581)	158	217
Diluted net income (loss) per share attributable to Real Goods Solar, Inc. common shareholders	$(0.08)	$(0.03)	$0.01	$0.01
Weighted average shares outstanding-diluted	17,890	18,270	18,273	18,364

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our president and chief financial officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and Rule 15d-15(e) under the Exchange Act. Based upon their evaluation as of December 31, 2010, they have concluded that those disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making the assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control-Integrated Framework.” Based on that assessment, we concluded that, as of December 31, 2010, our internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

We incorporate herein the information required by this Item by reference to our Proxy Statement for our Annual Meeting of Shareholders, to be held on May 12, 2011, to be filed with the Commission pursuant to Regulation 14A.

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

We incorporate herein the information required by this Item by reference to our Proxy Statement for our Annual Meeting of Shareholders, to be held on May 12, 2011, to be filed with the Commission pursuant to Regulation 14A.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We incorporate herein the information required by this Item by reference to our Proxy Statement for our Annual Meeting of Shareholders, to be held on May 12, 2011, to be filed with the Commission pursuant to Regulation 14A.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

We incorporate herein the information required by this Item by reference to our Proxy Statement for our Annual Meeting of Shareholders, to be held on May 12, 2011, to be filed with the Commission pursuant to Regulation 14A.

Item 14.	Principal Accountant Fees and Services

We incorporate herein the information required by this Item by reference to our Proxy Statement for our Annual Meeting of Shareholders, to be held on May 12, 2011, to be filed with the Commission pursuant to Regulation 14A.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Documents filed as part of this report are as follows:

1.	Consolidated Financial Statements.

See listing of Consolidated Financial Statements included as part of this Form 10-K in Item 8 of Part II.

2.	Exhibits:

The following exhibits are incorporated by reference or are filed or furnished with this report as indicated below:

Exhibit No.	Description

3.1	Articles of Incorporation of Real Goods Solar, Inc. (1)

3.2	Bylaws of Real Goods Solar, Inc. (1)

4.1	Form of Real Goods Class A Common Stock Certificate (1)

10.1	Amended and Restated Real Goods Solar, Inc. 2008 Long-Term Incentive Plan (1)*

10.2	Form of Real Goods Solar, Inc. Employee Stock Option Agreement (2)*

10.3	Agreement and Plan of Merger among Darlene J. and D. Thompson McCalmont, Regrid Power, Inc. and Real Goods Solar, Inc. (3)

10.4	Registration Rights Agreement between Real Goods Solar and Gaiam (2)

10.5	Intercorporate Services Agreement between Real Goods Solar and Gaiam (2)

10.6	Tax Sharing and Indemnification Agreement between Real Goods Solar and Gaiam (2)

10.7	Agreement made as of February 27, 2008, by and between Real Goods Solar and Erik Zech (2)*

21.1	Subsidiaries of the Registrant (filed herewith).

23.1	Consent of Ehrhardt Keefe Steiner & Hottman PC (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

(1)	Incorporated by reference to Exhibits A of Real Goods Solar’s Definitive Proxy Statement for its annual shareholders’ meeting held May 20, 2009
(2)	Incorporated by reference to Exhibits to Real Goods Solar’s Registration Statement on Form S-1, No. 149092
(3)	Incorporated by reference to Exhibit 2.1 to Real Goods Solar’s Current Report on Form 8-K filed October 21, 2008
(4)	Incorporated by reference to Exhibit 10.9 to Real Goods Solar’s Annual Report on Form 10-K filed March 31, 2009

*	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

Real Goods Solar, Inc.

/s/ John Schaeffer
By: John Schaeffer
President

March 11, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jirka Rysavy	Chairman of the Board	March 11, 2011
Jirka Rysavy

/s/ John Schaeffer	President and Director (Principal Executive Officer)	March 11, 2011
John Schaeffer

/s/ James Argyropoulos	Director	March 11, 2011
James Argyropoulos

/s/ Scott Lehman	Director	March 11, 2011
Scott Lehman

/s/ Barbara Mowry	Director	March 11, 2011
Barbara Mowry

/s/ Lynn Powers	Director	March 11, 2011
Lynn Powers

/s/ Erik Zech	Chief Financial Officer (Principal Financial and Accounting Officer)	March 11, 2011
Erik Zech