Form 10-Q
period 2011-03-31
Real Goods Solar, Inc.
filed 2011-05-10
CIK 1425565

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 9, 2011
Class A Common Stock ($.0001 par value)	16,163,000
Class B Common Stock ($.0001 par value)	2,153,293

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

Unaudited Interim Condensed Consolidated Financial Statements

We have prepared our unaudited interim condensed consolidated financial statements included herein pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to these rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In our opinion, the unaudited interim condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly, in all material respects, our consolidated financial position as of March 31, 2011, the interim results of operations for the three months ended March 31, 2011 and 2010, and cash flows for the three months ended March 31, 2011 and 2010. These interim statements have not been audited. The balance sheet as of December 31, 2010 was derived from our audited consolidated financial statements included in our annual report on Form 10-K. The interim condensed consolidated financial statements contained herein should be read in conjunction with our audited financial statements, including the notes thereto, for the year ended December 31, 2010.

REAL GOODS SOLAR, INC.

Condensed consolidated balance sheets

(in thousands, except share and per share data)	March 31, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash	$13,355	$11,123
Accounts receivable, net	15,625	19,259
Inventory, net	5,809	6,394
Deferred costs on uncompleted contracts	183	215
Deferred advertising costs	16	49
Deferred tax assets	1,647	1,861
Other current assets	793	687

Total current assets	37,428	39,588
Property and equipment, net	5,348	5,401
Deferred tax assets	1,992	1,744
Goodwill	732	732
Other assets	385	498

Total assets	$45,885	$47,963

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,128	$10,000
Accrued liabilities	2,573	2,630
Deferred revenue on uncompleted contracts	36	534
Payable to Gaiam	3,100	2,865

Total current liabilities	13,837	16,029

Commitments and contingencies

Shareholders’ equity:
Class A common stock, $.0001 par value, 150,000,000 shares authorized, 16,163,000 and 16,157,339 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	1	1
Class B common stock, $.0001 par value, 50,000,000 shares authorized, 2,153,293 shares issued and outstanding at March 31, 2011 and December 31, 2010	—	—
Additional paid-in capital	60,803	60,726
Accumulated deficit	(28,756)	(28,793)

Total shareholders’ equity	32,048	31,934

Total liabilities and shareholders’ equity	$45,885	$47,963

See accompanying notes to the interim condensed consolidated financial statements.

REAL GOODS SOLAR, INC.

Condensed consolidated statements of operations

	For the Three Months Ended March 31,
(in thousands, except per share data)	2011	2010
	(unaudited)
Net revenue	$17,425	$15,005
Cost of goods sold	12,396	10,974

Gross profit	5,029	4,031

Expenses:
Selling and operating	4,272	3,352
General and administrative	691	651

Total expenses	4,963	4,003

Income from operations	66	28

Interest income	2	—

Income before income taxes	68	28

Income tax expense	31	11

Net income	$37	$17

Net income per share:
Basic	$0.00	$0.00

Diluted	$0.00	$0.00

Weighted-average shares outstanding:
Basic	18,310	18,290

Diluted	18,310	18,364

See accompanying notes to the interim condensed consolidated financial statements.

REAL GOODS SOLAR, INC.

Condensed consolidated statements of cash flows

	For the Three Months Ended March 31,
(in thousands)	2011	2010
	(unaudited)
Operating activities
Net income	$37	$17
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	140	122
Share-based compensation expense	82	74
Deferred income tax expense (benefit)	(34)	12
Changes in operating assets and liabilities:
Accounts receivable, net	3,634	(1,132)
Inventory, net	585	392
Deferred costs on uncompleted contracts and advertising	65	935
Other assets	2	255
Accounts payable	(1,872)	(1,841)
Accrued liabilities and deferred revenue	(556)	1
Payable to Gaiam	235	866

Net cash provided by (used in) operating activities	2,318	(299)

Investing activities
Purchase of property and equipment	(86)	(129)

Net cash used in investing activities	(86)	(129)

Net change in cash	2,232	(428)
Cash at beginning of period	11,123	12,206

Cash at end of period	$13,355	$11,778

Supplemental cash flow information
Income taxes paid	$6	$6

See accompanying notes to the interim condensed consolidated financial statements

Notes to interim condensed consolidated financial statements

1.	Organization, Nature of Operations, and Principles of Consolidation

We are a leading residential and commercial solar energy integrator. We were incorporated in Colorado on January 29, 2008 under the name Real Goods Solar, Inc. (“Real Goods Solar”, “we”, “us”, or “our”). As of March 31, 2011, we were 54.6% owned by Gaiam, Inc. (“Gaiam”). Our initial public offering of common stock occurred on May 7, 2008.

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

No changes were made to our significant accounting policies during the three months ended March 31, 2011.

We have evaluated events subsequent to March 31, 2011 and concluded that no material event has occurred which would impact either the results reflected in this report or our results going forward.

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

For large installations, we bill for contract performance progress each month. Billing requires completion of an application and certificate of payment form required by the contract, which is done after each month end. As a result, accounts receivable on our condensed consolidated balance sheet as of March 31, 2011 included $1.6 million of unbilled receivables, representing such contract performance progress.

4.	Shareholders’ Equity

During the first quarter of 2011, we issued 5,661 of our Class A common shares to our independent directors, in lieu of cash compensation, for services rendered during 2011. Following this transaction, Gaiam owned 54.6% of our stock.

5.	Share-Based Payments

During the first quarter of 2011, we granted 34,000 new stock options and cancelled 13,000 stock options under our 2008 Long-Term Incentive Plan. The new stock options vest at 2% per month for the 50 months beginning in the eleventh month after date of grant.

Total share-based compensation expense recognized was $0.1 million for each of the three months ended March 31, 2011 and 2010, and is shown in general and administrative expenses on our condensed consolidated statements of operations.

6.	Net Income Per Share

Basic net income per share excludes any dilutive effects of options. We compute basic net income per share using the weighted average number of common shares outstanding during the period. We compute diluted net income per share using the weighted average number of common shares and common stock equivalents outstanding during the period. We excluded common stock equivalents of 943,000 and 332,000 from the computation of diluted net income per share for the three months ended March 31, 2011 and 2010, respectively, because their effect was antidilutive.

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended March 31,
(in thousands, except per share data)	2011	2010
Numerator for basic and diluted net income per share	$37	$17
Denominator:
Weighted average share for basic net income per share	18,310	18,290
Effect of dilutive securities:
Weighted average of warrants and stock options	—	74

Denominator for diluted net income per share	18,310	18,364

Net income per share – basic	$0.00	$0.00

Net income per share – diluted	$0.00	$0.00

7.	Related Party Transaction

During the three months ended March 31, 2011, we completed a project for our Chairman to design and install an upgrade to an existing solar system originally built in 1997 for Mr. Rysavy’s residence. The contract price or revenue recognized was $244 thousand, which is priced at a customary rate for work performed for employees. The contract price is included in our accounts receivable, net balance on our consolidated condensed balance sheet at March 31, 2011.

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

The first three months of 2011 were a record first quarter for us. The performance was particularly impressive given that this winter was one of the rainiest in California’s history. We grew revenues through marketing and sales initiatives, while at the same time controlled expenses by realizing significant cost savings through the integration of previously acquired businesses onto a single set of systems and a unified brand. As a result, we were able to maintain profitability during our seasonally slowest quarter. We were also able to increase our gross profit margin during the first quarter of 2011 due to improved selling and installation practices, as well as continued declines in PV module prices.

As we enter the second quarter of 2011, we anticipate continuing to build on our growth initiatives by expanding marketing and sales efforts to further leverage our solar installation capabilities. We continue to expect strong demand for both residential and commercial solar installations despite the overall economic weakness in the U.S.

Results of Operations

The following table sets forth certain financial data as a percentage of revenue for the periods indicated:

	Three Months Ended March 31,
	2011	2010
Net revenue	100.0%	100.0%
Cost of goods sold	71.1%	73.1%

Gross profit	28.9%	26.9%

Expenses:
Selling and operating	24.5%	22.4%
General and administrative	4.0%	4.3%

Total expenses	28.5%	26.7%

Income before income taxes	0.4%	0.2%
Income tax expense	0.2%	0.1%

Net income	0.2%	0.1%

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Net revenue. Net revenue increased $2.4 million, or 16.1%, to $17.4 million during the first quarter of 2011 from $15.0 million during the first quarter of 2010. All the revenue growth was organic and was primarily driven by an increase in marketing and sales initiatives.

Gross profit. Gross profit increased $1.0 million, or 24.8%, to $5.0 million during the first quarter of 2011 from $4.0 million during the first quarter of 2010. As a percentage of net revenue, gross profit increased to 28.9% during the first quarter of 2011 from 26.9% during the first quarter of 2010. Approximately half of the increase in gross profit percentage was due to a shift in revenue mix towards higher margin residential installations, with most of the remainder due to lower product costs and improved selling and installation practices.

Selling and operating expenses. Selling and operating expenses increased $0.9 million, or 27.5%, to $4.3 million during the first quarter of 2011 from $3.4 million during the first quarter of 2010. As a percentage of net revenue, selling and operating expenses increased to 24.5% during the first quarter of 2011 from 22.4% during the first quarter of 2010. Approximately two-thirds of the percentage increase was the result of an investment in our commercial operations, with the remainder due to increased marketing and travel costs, partially offset by the leveraging of fixed costs.

General and administrative expenses. General and administrative expenses remained consistent at $0.7 million during the first quarters of 2011 and 2010. As of percentage of net revenue, general and administrative expenses decreased to 4.0% during the first quarter of 2011 from 4.3% during the first quarter of 2010, reflecting our leveraging of fixed costs.

Net income. As a result of the above factors, net income was $37 thousand during the first quarter of 2011 compared to $17 thousand during the first quarter of 2010. Net income per share was $0.00 per share during the first quarters of both 2011 and 2010.

Seasonality

Our quarterly net revenue and operating results for solar energy system installations are difficult to predict and have in the past and may in the future fluctuate from quarter to quarter as a result of changes in state, federal, or private utility company subsidies, as well as weather, economic trends and other factors. We have historically experienced seasonality in our solar installation business, with the first quarter representing our slowest installation quarter of the year. Additionally, the fourth quarter is often impacted by unfavorable weather in certain geographic regions. Much of the seasonality in our business in past years has been offset by the timing of government activities as well as the strong organic growth of our business.

Liquidity and Capital Resources

Our capital needs arise from working capital required to fund our purchases of solar PV modules and inverters, capital related to acquisitions of new businesses, development of renewable energy products, replacements, expansions and improvements to our infrastructure, and future growth. These capital requirements depend on numerous factors, including business acquisitions, the ability to attract new solar energy system installation customers, market acceptance of our product offerings, the cost of ongoing upgrades to our product offerings, the level of expenditures for sales and marketing, the level of investment in support systems and facilities and other factors. The timing and amount of these capital requirements are variable and cannot accurately be predicted. We did not have any material commitments for capital expenditures as of March 31, 2011, and we do not presently have any plans for future material capital expenditures. During 2007 and 2008, we acquired four solar energy system installation businesses. We plan to continue to pursue business acquisition and other opportunities to expand our sales territories, technologies, and products and increase our sales and marketing programs as needed.

Cash Flows

The following table summarizes our primary sources (uses) of cash during the periods presented:

	Three Months Ended March 31,
(in thousands)	2011	2010
Net cash provided by (used in):
Operating activities	$2,318	$(299)
Investing activities	(86)	(129)

Net change in cash	$2,232	$(428)

Operating activities. Our operating activities provided net cash of $2.3 million and used net cash of $0.3 million during the first quarters of 2011 and 2010, respectively. Our net cash provided by operating activities during the first quarter of 2011 was primarily attributable to decreased accounts receivable and inventory of $3.6 million and $0.6 million, respectively, and increased payable to Gaiam of $0.7 million, partially offset by decreased accounts payable and accrued liabilities of $1.9 million and $0.6 million, respectively, and noncash adjustments to net income of $0.3 million. Our net cash used in operating activities during the first quarter of 2010 was primarily attributable to decreased accounts payable, including our payable to Gaiam, of $0.9 million and increased accounts receivable of $1.1 million, partially offset by decreased deferred costs on uncompleted contracts and advertising of $0.9 million and increased inventory and other assets of $0.4 million and $0.3 million, respectively.

Investing activities. Our investing activities used net cash of $86 thousand and $129 thousand during the first quarters of 2011 and 2010, respectively. Our cash used in investing activities during the first quarters of 2011 and 2010 was used to acquire property and equipment.

We believe our available cash (which was approximately $13.4 million as of March 31, 2011) and cash expected to be generated from operations should be sufficient to fund our business for the foreseeable future. However, our projected cash needs may change as a result of possible acquisitions, unforeseen operational difficulties, or other factors. If required by our liquidity needs, we believe that we could obtain debt financing that would assist us in meeting any unanticipated cash requirements. In particular, our current assets (other than the cash balance referred to above) significantly exceed our current liabilities. In addition, to the extent debt financing was unavailable or if we elected not to proceed with debt financing, we may also consider equity financing to meet any unanticipated cash requirements.

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

Contractual Obligations

We have commitments under operating leases and various service agreements with Gaiam, but do not have any outstanding commitments under long-term debt obligations or purchase obligations. The following table shows our commitments to make future payments under our operating leases:

(in thousands)	Total	< 1 year	1-3 years	3-5 years	> 5 yrs
Operating lease obligations	$581	$323	$254	$4	$—

To the extent we become entitled to utilize certain loss carryforwards relating to periods prior to our initial public offering, we will distribute to Gaiam the tax effect (estimated to be 34% for federal income tax purposes) of the amount of such tax loss carryforwards so utilized. Accordingly, we recognized a valuation allowance against all of our deferred tax assets as of the effective date of our tax sharing agreement with Gaiam, May 13, 2008. These net operating loss carryforwards expire beginning in 2018 if not utilized. Due to Gaiam’s step acquisitions of our company, we experienced “ownership changes” as defined in Section 382 of the Internal Revenue Code. Accordingly, our use of the net operating loss carryforwards is limited by annual limitations described in Sections 382 and 383 of the Internal Revenue Code. As of March 31, 2011, $5.0 million of these net operating loss carryforwards are available for current and future utilization, meaning that potential future payments to Gaiam, which would be made over a period of several years, could therefore aggregate to approximately $1.7 million based on current tax rates. Based upon our estimated utilization of some of these loss carryforwards on our tax returns, as of March 31, 2011 we recorded a payable to Gaiam of $0.5 million, which is subject to adjustment based on our final income tax returns.

Risk Factors

We wish to caution you that there are risks and uncertainties that could cause our actual results to be materially different from those indicated by forward looking statements that we make from time to time in filings with the Securities and Exchange Commission, news releases, reports, proxy statements, registration statements and other written communications as well as oral forward looking statements made from time to time by our representatives. These risks and uncertainties include, but are not limited to, those risks listed in our Annual Report on Form 10-K for the year ended December 31, 2010. Except for the historical information contained herein, the matters discussed in this analysis are forward-looking statements that involve risk and uncertainties, including, but not limited to, general economic and business conditions, competition, pricing, brand reputation, consumer trends, and other factors which are often beyond our control. We do not undertake any obligation to update forward-looking statements except as required by law.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks, which include changes in U.S. interest rates and foreign exchange rates. We do not engage in financial transactions for trading or speculative purposes.

We purchase a significant amount of our product inventory from vendors outside of the United States in transactions that are primarily U.S. dollar denominated transactions. Since the percentage of our international purchases denominated in currencies other than the U.S. dollar is small, any currency risks related to these transactions are immaterial to us. However, a decline in the relative value of the U.S. dollar to other foreign currencies could lead to increased purchasing costs. In order to mitigate this exposure, we make virtually all of our purchase commitments in U.S. dollars.

Item 4T.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) at the end of the period covered by this report. Based on such evaluation, our President and Chief Financial Officer concluded that, at the end of such period, our disclosure controls and procedures were effective in alerting them, on a timely basis, to material information required to be disclosed in the reports that we file or furnish under the Securities Exchange Act of 1934.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we are involved in legal proceedings that we consider to be in the normal course of business. We do not believe that any of these proceedings will have a material adverse effect on our business.

Item 1A.	Risk Factors

No material changes.

Item 2.	Sales of Unregistered Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Removed and Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits

a)	Exhibits.

Exhibit No.	Description

31.1	Certification of the President pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification of the President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

Signatures

In accordance with the requirements of the Securities and Exchange Act, the registrant caused this report to be signed on its behalf, by the undersigned, thereunto duly authorized.

Real Goods Solar, Inc.
(Registrant)
May 10, 2011

By:	/s/ John Schaeffer
John Schaeffer
President (principal executive officer)

By:	/s/ Erik Zech
Erik Zech
Chief Financial Officer
(principal financial and accounting officer)