Form 10-Q
period 2011-06-30
Real Goods Solar, Inc.
filed 2011-08-11
CIK 1425565

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 8, 2011
Class A Common Stock ($.0001 par value)	15,801,129
Class B Common Stock ($.0001 par value)	2,153,293

REAL GOODS SOLAR, INC.

FORM 10-Q

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report may contain forward-looking statements that involve risks and uncertainties. The words “anticipate,” “believe,” “plan,” “estimate,” “expect,” “strive,” “future,” “intend” and similar expressions as they relate to us are intended to identify such forward-looking statements. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures about Market Risk”, “Risk Factors” and elsewhere in this report. Risks and uncertainties that could cause actual results to differ include, without limitation, general economic conditions, competition, adoption of solar energy technologies, loss of key personnel, pricing including pricing of conventional energy sources, the level of government subsidies and economic incentives for solar energy, changing energy technologies, our geographic concentration, brand reputation, consumer trends, acquisitions, new initiatives we undertake, security and information systems, legal liability for website content, merchandise and solar panel supply problems, product liabilities, failure of third parties to provide adequate service, our reliance on centralized customer service, overstocks and merchandise returns, our reliance on a centralized fulfillment center, increases in postage and shipping costs, our majority shareholder’s control of us, our dependence on Gaiam, Inc. for certain services, fluctuations in quarterly operating results, customer interest in our products, the effect of government regulation and other risks and uncertainties included in our filings with the Securities and Exchange Commission. We caution you that no forward-looking statement is a guarantee of future performance, and you should not place undue reliance on these forward-looking statements which reflect our view only as of the date of this report. We undertake no obligation to update any forward-looking information.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Unaudited Interim Condensed Consolidated Financial Statements

We have prepared our unaudited interim condensed consolidated financial statements included herein pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to these rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In our opinion, the unaudited interim condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly, in all material respects, our consolidated financial position as of June 30, 2011, the interim results of operations for the three and six months ended June 30, 2011 and 2010, and cash flows for the six months ended June 30, 2011 and 2010. These interim statements have not been audited. The balance sheet as of December 31, 2010 was derived from our audited consolidated financial statements included in our annual report on Form 10-K. The interim condensed consolidated financial statements contained herein should be read in conjunction with our audited financial statements, including the notes thereto, for the year ended December 31, 2010. The unaudited condensed consolidated financial position, results of operations and cash flows for the interim periods disclosed in this report are not necessarily indicative of future financial results.

REAL GOODS SOLAR, INC.

Condensed consolidated balance sheets

(in thousands, except share and per share data)	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash	$14,604	$11,123
Restricted cash	847	—
Accounts receivable, net	17,529	19,259
Costs in excess of billings on uncompleted contracts	5,168	—
Inventory, net	10,400	6,394
Deferred costs on uncompleted contracts	2,026	215
Receivable and deferred tax assets	2,074	1,861
Other current assets	1,755	736

Total current assets	54,403	39,588

Property and equipment, net	6,642	5,401
Deferred tax assets	7,374	1,744
Goodwill	20,029	732
Other intangibles, net	590	—
Other assets	47	498

Total assets	$89,085	$47,963

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Line of credit	$2,132	$—
Accounts payable	21,717	10,000
Accrued liabilities	4,436	2,630
Billings in excess of costs on uncompleted contracts	2,822	—
Debt	2,599	—
Payable to Gaiam	1,738	2,865
Deferred revenue and other current liabilities	2,454	534

Total current liabilities	37,898	16,029

Commitments and contingencies

Shareholders’ equity:
Class A common stock, $.0001 par value, 150,000,000 shares authorized, 15,801,129 and 16,157,399 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	1	1
Class B common stock, $.0001 par value, 50,000,000 shares authorized, 2,153,293 shares issued and outstanding at June 30, 2011 and December 31, 2010	—	—
Additional paid-in capital	59,941	60,726
Equity in consideration for business acquisition	21,576	—
Accumulated deficit	(30,331)	(28,793)

Total shareholders’ equity	51,187	31,934

Total liabilities and shareholders’ equity	$89,085	$47,963

See accompanying notes to the interim condensed consolidated financial statements.

REAL GOODS SOLAR, INC.

Condensed consolidated statements of operations

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share data)	2011	2010	2011	2010
	(unaudited)		(unaudited)
Net revenue	$19,954	$17,531	$37,379	$32,536
Cost of goods sold	14,594	12,493	26,990	23,467

Gross profit	5,360	5,038	10,389	9,069

Expenses:
Selling and operating	4,583	3,930	8,855	7,282
General and administrative	641	686	1,332	1,337
Acquisition-related costs	2,010	—	2,010	—

Total expenses	7,234	4,616	12,197	8,619

Income (loss) from operations	(1,874)	422	(1,808)	450

Interest and other income (expense)	(9)	3	(7)	3

Income (loss) before income taxes	(1,883)	425	(1,815)	453

Income tax expense (benefit)	(308)	157	(277)	168

Net income (loss)	$(1,575)	$268	$(1,538)	$285

Net income (loss) per share:
Basic	$(0.08)	$0.02	$(0.08)	$0.02

Diluted	$(0.08)	$0.02	$(0.08)	$0.02

Weighted-average shares outstanding:
Basic	19,112	18,299	18,714	18,295

Diluted	19,112	18,399	18,714	18,381

See accompanying notes to the interim condensed consolidated financial statements.

REAL GOODS SOLAR, INC.

Condensed consolidated statements of cash flows

	For the Six Months Ended June 30,
(in thousands)	2011	2010
	(unaudited)
Operating activities
Net income (loss)	$(1,538)	$285
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	305	249
Deferred income tax benefit	(334)	(3)
Share-based compensation expense	165	130
Changes in operating assets and liabilities, net of effects from an acquisition:
Accounts receivable, net	6,242	(3,329)
Costs in excess of billings on uncompleted contracts	(5,085)	—
Inventory, net	1,003	(1,018)
Deferred costs on uncompleted contracts and advertising	(153)	777
Other assets	406	481
Accounts payable	633	703
Accrued liabilities	(1,459)	(452)
Billings in excess of costs on uncompleted contracts	760	—
Deferred revenue and other current liabilities	1,296	—
Payable to Gaiam	(1,126)	2,106

Net cash provided by (used in) operating activities	1,115	(71)

Investing activities
Cash from acquired business	3,416	—
Change in restricted cash	55	—
Purchase of property and equipment	(109)	(277)

Net cash provided by (used in) investing activities	3,362	(277)

Financing activities
Principal borrowings (payments) on revolving line of credit, net	(987)	—
Principal payments on debt, net	(9)	—

Net cash used in financing activities	(996)	—

Net change in cash	3,481	(348)
Cash at beginning of period	11,123	12,206

Cash at end of period	$14,604	$11,858

Supplemental cash flow information
Income taxes paid	$245	$6
Interest paid	$12	$—

See accompanying notes to the interim condensed consolidated financial statements.

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

2. Significant Accounting Policies

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

We have evaluated events subsequent to June 30, 2011 and concluded that no material event has occurred other than that disclosed below which would impact either the results reflected in this report or our results going forward.

No changes were made to our significant accounting policies during the three and six months ended June 30, 2011, except for the following:

Revenue Recognition

As a result of a recent business acquisition (see Note 3. Mergers and Acquisitions), we are slightly modifying our method of applying revenue recognition for fixed price contracts in that we will recognize revenue from energy system installations of less than 100 kilowatts when the installation is substantially complete and recognize revenue from energy installations greater than 100 kilowatts on a percentage-of-completion basis. The rest of our revenue recognition policy remains the same. This change in accounting principle was applied retrospectively, and did not have and is not expected to have in the future a material impact on our financial results.

Restricted Cash

Restricted cash represents amounts reserved under our outstanding surety bonds.

3. Mergers and Acquisitions

We obtained financial control, through an Agreement and Plan of Merger (the “Merger”), of 100% of the voting equity interests of Earth Friendly Energy Group Holdings, LLC d/b/a Alteris Renewables, Inc. (“Alteris”) on June 21, 2011 (the “acquisition date”). Alteris sells, designs, installs, and supports renewable energy systems, primarily solar, for both residential and commercial customers. Alteris has more than a dozen offices across seven states.

Our board of directors and the manager of Alteris have each approved the Merger, which is subject to approval by our shareholders, with respect to which we intend to distribute an information statement as soon as practical. Gaiam, Inc. (“Gaiam”), the holder of a majority of our outstanding equity, has agreed to execute a written consent to approve the Merger following distribution of our information statement.

The total consideration to be transferred is estimated to be approximately $21.7 million and is expected to be comprised of 8.7 million shares, or $21.6 million worth, of our Class A common stock and $0.1 million worth of replacement share-based payment awards attributable to services rendered prior to the acquisition date. Of this amount, 0.7 million shares will be issued based on Alteris’ recent completion of a financing arrangement for commercial installation jobs, which we estimated, as of the acquisition date, would be completed. The consideration excludes $2.0 million of costs that are reported as acquisition-related costs in our condensed consolidated statements of operations for the three and six months ended June 30, 2011. In addition, the transaction has remaining contingent equity consideration of 2.0 million shares of our Class A common stock, which is contingent upon Alteris’ achievement of certain pre-tax income and cash flow performance targets for 2011, which we have estimated will not be met. The fair value of the consideration shares to be issued upon closing of the transactions and those contingently issuable was based on the closing price of our Class A common stock on the acquisition date.

We acquired Alteris, with its premier commercial customer experience, array of financing solutions, and strong in-house engineering expertise, to create a leading renewable energy EPC provider with a strong presence on both coasts. We plan to capitalize on Alteris’ east coast presence and realize synergies from this acquisition by leveraging our existing infrastructure as well as by taking advantage of Alteris’ expertise with commercial installations. These strategic benefits expected to be received largely contributed to the preliminary goodwill resulting from the acquisition.

We are awaiting additional information to finalize our valuation of intangible assets, and, thus, the allocation of the consideration to be transferred is subject to refinement. We have provided a provisional amount of $0.6 million for customer-related intangibles (20 month weighted-average useful life). Goodwill is not expected to be deductible for tax purposes.

The following table summarizes the estimated fair values of Alteris’ net assets acquired at the acquisition date.

(in thousands)	June 21, 2011
Cash	$3,416
Restricted cash	902
Accounts receivable	4,511
Inventory	5,008
Deferred costs on uncompleted contracts	1,609
Other current assets	2,194
Property and equipment	1,427
Deferred tax asset	4,416
Goodwill	19,297
Other intangibles	600

Total assets	43,380

Line of credit	(3,119)
Accounts payable and accrued liabilities	(11,681)
Debt	(2,608)
Billings in excess of costs on uncompleted contracts	(2,062)
Deferred revenue and other current liabilities	(2,239)

Net assets acquired	$21,671

We included the results of operations from Alteris in our consolidated financial statements from the acquisition date. Consequentially, $1.1 million and $0.2 million of Alteris post-acquisition date revenue and net loss, respectively, are included in our condensed consolidated statement of operations for the three and six months ended June 30, 2011.

As a result of the timing of the acquisition of Alteris, we have not had sufficient time to finalize the purchase price allocation or assemble the pro forma information related to the acquisition. We expect to provide pro forma information related to our acquisition of Alteris in our future filings.

4. Unbilled Receivables

Accounts receivable on our condensed consolidated balance sheet as of June 30, 2011 included $0.7 million of unbilled receivables resulting from the timing of the creation and submission of the final billings on our completed contract method installations.

5. Revolving Line of Credit

Our recently consolidated subsidiary, Alteris, has a revolving line of credit agreement which provides for advances not to exceed $7.0 million. The agreement contains a change of control provision that will require us to pay any outstanding borrowings at the consummation of the Merger. We will fund this required payment with a new line of credit and/or with cash on hand. All borrowings are collateralized by a security interest in substantially all assets of Alteris and bear interest at the bank’s prime rate plus 1.75% (total interest rate of 5.75% at June 30, 2011). The line of credit facility will mature on November 30, 2011. The line of credit has a facility fee of 0.5% per year of the average daily unused portion of the available line of credit during the applicable calendar quarter. Alteris may reserve up to $500,000 for stand-by letters of credit under the line of credit. As of June 30, 2011, there were no outstanding stand-by letters of credit under this facility.

6. Debt

Most of the following debt and subordinated debt, along with any unpaid accrued interest, have change of control provisions that require us to pay the debt upon the consummation of our acquisition of Alteris (see Note 3. Mergers and Acquisitions). We intend to pay the remaining debt within the next twelve months. We will fund the payment of this debt with a new line of credit and/or with cash on hand.

Our debt, all of which relates to Alteris, consisted of the following at June 30, 2011:

(in thousands, except installment amounts and interest rates)	June 30, 2011
Note payable to the Business Development Company of Rhode Island in 24 monthly installments of $20,833, including interest at 5.5% through March 2012. The note is secured by property and equipment of Alteris	$188
Notes payable to finance companies for the purchase of vehicles and equipment in 36 to 60 monthly installments totaling $23,083, including interest ranging from 0% to 11.3%. The notes are secured by Alteris’ vehicles and equipment	519

Total – all expected to be paid within the next twelve months	$707

Maturities of debt for each of the periods ended December 31st are as follows:

(in thousands)	Periods Ending December 31,
2011	$307
2012	198
2013	133
2014	67
2015	2

$707

The notes are subject to both positive and negative restrictions and covenants, which include maintaining certain debt service and adjusted leverage ratios.

Our subordinated debt, all of which relates to Alteris, consisted of the following at June 30, 2011:

(in thousands, except installment and unamortized discount amounts and interest rates)	June 30, 2011
Notes payable to the former owners of Solar Works, Inc., to be paid on a date which will be mutually agreed to by both parties. The notes contain a provision whereby interest will continue to accrue at a rate increasing by 2% annually. The interest rate was 10% at June 30, 2011	$1,681
Non-interest bearing notes payable to the former owners of Renewable Power Systems, LLC (imputed interest of 5.5%), due in three annual installments of $222,222 beginning on January 1, 2010, less unamortized discount of $11,875	211

Total – all excepted to be paid within the next twelve months	$1,892

Accrued interest of $0.4 million related to these subordinated debt agreements is included in accrued liabilities on our condensed consolidated balance sheet at June 30, 2011.

7. Shareholders’ Equity

During the six months ended June 30, 2011, we issued 8,529 of our Class A common shares to our independent directors, in lieu of cash compensation, for services rendered during 2011.

On June 30, 2011, we repurchased 379,400 of our Class A common shares for a total cost of $1.1 million. We recorded this repurchase of our shares in accordance with the cost method of accounting for treasury stock. Since we have not yet decided the ultimate disposition of the re-acquired shares, their cost is reflected in our condensed consolidated balance sheet at June 30, 2011 as a $1.1 million reduction to additional paid-in capital.

Following these transactions, Gaiam owned 55.7% of our shares and 78.7% of our equity voting rights.

As a result of our acquisition of Alteris, as discussed in Note 3. Mergers and Acquisitions, our equity as of June 30, 2011 reflects consideration to be transferred upon consummation of the acquisition of 8.7 million of our Class A common shares worth $21.6 million. Upon consummation of this acquisition, Gaiam will own approximately 38% of our shares and 64% of our equity voting rights.

8. Share-Based Payments

During the first half of 2011, we granted 334,000 stock options, of which 300,000 were issued to our new chief executive officer, and cancelled 60,400 stock options under our 2008 Long-Term Incentive Plan. The new stock options vest at 2% per month for the 50 months beginning in the eleventh month after date of grant.

On May 13, 2011, we granted 3,000 restricted stock awards to each of our three non-employee board members serving at that time. The awards are restricted in that they vest 50% on each of the next two annual anniversaries of the grant date. On June 17, 2011, we granted 205,000 restricted stock awards to our new chief executive officer, which are restricted in that they vest at 2% per month for 50 months commencing on the first day of the eleventh month after date of grant.

Total share-based compensation expense recognized was $0.1 million for each of the three months ended June 30, 2011 and 2010, and $0.2 million and $0.1 million for the six months ended June 30, 2011 and 2010, respectively, and is shown in general and administrative expenses on our condensed consolidated statements of operations.

As a result of our acquisition of Alteris (see Note 3. Mergers and Acquisitions), upon consummation of the Merger, options for Alteris membership units will be replaced with equal in fair value options to purchase our stock. Under the terms of the Merger, up to 620,000 replacement options may be issued in this regard.

9. Net Income (Loss) Per Share Attributable to Real Goods Solar, Inc. Common Shareholders

Basic net income (loss) per share attributable to Real Goods Solar, Inc. common shareholders excludes any dilutive effects of options, restricted awards, and warrants. We compute basic net income (loss) per share attributable to Real Goods Solar, Inc. common shareholders using the weighted average number of common shares outstanding during the period, including for 2011 the 8 million shares that were owed as of June 21, 2011 and which will be issued upon closing of the Merger with Alteris (see Note 3. Merger and Acquisitions). We compute diluted net income (loss) per share attributable to Real Goods Solar, Inc. common shareholders using the weighted average number of common shares and common stock equivalents outstanding during the period. We excluded common stock equivalents of 1,194,000 and 635,000 for the three months ended June 30, 2011 and 2010, respectively, and 1,171,000 and 467,000 for the six months ended June 30, 2011 and 2010, respectively, from the computation of diluted net income (loss) per share attributable to Real Goods Solar, Inc. common shareholders because their effect was antidilutive.

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2011	2010	2011	2010
Numerator for basic and diluted net income (loss) per share	$(1,575)	$268	$(1,538)	$285
Denominator:
Weighted average shares for basic net income (loss) per share	19,112	18,299	18,714	18,295
Effect of dilutive securities:
Weighted average of stock options, restricted stock awards, and warrants	—	100	—	86

Denominators for diluted net income (loss) per share	19,112	18,399	18,714	18,381

Net income (loss) per share - basic	$(0.08)	$0.02	$(0.08)	$0.02

Net income (loss) per share - diluted	$(0.08)	$0.02	$(0.08)	$0.02

10. Related Party Transactions

During the first half of 2011, we completed a project for our Chairman to design and install an upgrade to an existing solar system originally built in 1997 for his residence. The contract price or revenue recognized was $244 thousand, which is priced at a customary rate for work performed for employees.

In consideration for Gaiam providing additional services under our Intercorporate Services Agreement with Gaiam and agreeing to amend our existing Intercorporate Services and the Tax Sharing Agreements with Gaiam, we expensed additional fees payable to Gaiam of $672,000.

11. Income Taxes

Our income tax benefit for the three and six months ended June 30, 2011 was reduced by certain nondeductible acquisition-related costs for our Alteris acquisition that for tax purposes are capitalized into the basis of the stock investment.

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

The second quarter of 2011 saw record revenue of $20.0 million. We grew revenues through marketing and sales initiatives, while at the same time controlling expenses by optimizing the business and realizing cost savings through the integration of previously acquired businesses onto a single set of systems and a unified brand. Acquisition-related costs during the second quarter associated with the Alteris acquisition were $2.0 million. We have also been making investments in the business to help drive future growth in areas such as commercial installation operations and lead generation initiatives.

During the second half of 2011, we anticipate continuing to build on our growth initiatives by expanding marketing and sales efforts to further leverage our solar installation capabilities. We will also be working to integrate Alteris and trying to drive benefits from the resulting scale of the combined company.

Results of Operations

The following table sets forth certain financial data as a percentage of revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	73.1%	71.3%	72.2%	72.1%

Gross profit	26.9%	28.7%	27.8%	27.9%

Expenses:
Selling and operating	23.0%	22.4%	23.7%	22.4%
General and administrative	3.2%	3.9%	3.5%	4.1%
Acquisition-related costs	10.1%	0.0%	5.4%	0.0%

Total expenses	36.3%	26.3%	32.6%	26.5%

Income (loss) from operations	-9.4%	2.4%	-4.8%	1.4%

Interest and other income (expense)	-0.0%	0.0%	0.0%	0.0%

Income tax expense (benefit)	-1.5%	0.9%	-0.7%	0.5%

Net income (loss)	-7.9%	1.5%	-4.1%	0.9%

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Net revenue. Net revenue increased $2.4 million, or 13.8%, to $20.0 million during the second quarter of 2011 from $17.5 million during the second quarter of 2010. The majority of the revenue growth was organic through sales and marketing initiatives, with $1.1 million attributable to our acquisition of Alteris.

Gross profit. Gross profit increased $0.3 million, or 6.4%, to $5.4 million during the second quarter of 2011 from $5.0 million during the second quarter of 2010. As a percentage of net revenue, gross profit decreased to 26.9% during the second quarter of 2011 from 28.7% during the second quarter of 2010. The decrease in gross profit percentage was due to a shift in revenue mix towards lower margin commercial installations.

Selling and operating expenses. Selling and operating expenses increased $0.7 million, or 16.6%, to $4.6 million during the second quarter of 2011 from $3.9 million during the second quarter of 2010. As a percentage of net revenue, selling and operating expenses increased to 23.0% during the second quarter of 2011 from 22.4% during the second quarter of 2010. Approximately two-thirds of the increase was the result of an investment in our commercial operations, with the remainder due to increased sales commissions, greater marketing expenditures and higher travel costs, partially offset by the leveraging of fixed costs.

General and administrative expenses. General and administrative expenses decreased $45 thousand, or 6.6%, to $0.6 million during the second quarter of 2011 from $0.7 million during the second quarter of 2010. As of percentage of net revenue, general and administrative expenses decreased to 3.2% during the second quarter of 2011 from 3.9% during the second quarter of 2010. The decrease was due primarily to lower legal and insurance costs.

Acquisition-related costs. Acquisition-related costs were $2.0 million during the second quarter of 2011 and were the result of our acquisition of Alteris.

Income tax benefit. Income tax benefit during the second quarter of 2011 was reduced by certain nondeductible acquisition-related costs for the Alteris acquisition that for tax purposes were capitalized into the basis of the stock investment.

Net income (loss). As a result of the above factors, net loss was $1.6 million during the second quarter of 2011 compared to net income of $268 thousand during the second quarter of 2010. Net loss per share was $0.08 during the second quarter of 2011 compared to net income per share of $0.02 during the second quarter of 2010.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Net revenue. Net revenue increased $4.8 million, or 14.9%, to $37.4 million during the first half of 2011 from $32.5 million during the first half of 2010. Three quarters of the revenue growth was organic and primarily driven by marketing and sales initiatives, with the remainder attributable to our acquisition of Alteris.

Gross profit. Gross profit increased $1.3 million, or 14.6%, to $10.4 million during the first half of 2011 from $9.1 million during the first half of 2010. As a percentage of net revenue, gross profit decreased slightly to 27.8% during the first half of 2011 from 27.9% during the first half of 2010. The decrease in gross profit percentage was due to a shift in revenue mix towards lower margin commercial installations.

Selling and operating expenses. Selling and operating expenses increased $1.6 million, or 21.6%, to $8.9 million during the first half of 2011 from $7.3 million during the first half of 2010. As a percentage of net revenue, selling and operating expenses increased to 23.7% during the first half of 2011 from 22.4% during the first half of 2010. Approximately half of the increase was the result of an investment in our commercial operations, with the remainder due to increased sales commissions, greater marketing expenditures and higher travel costs, partially offset by the leveraging of fixed costs.

General and administrative expenses. General and administrative expenses remained consistent at $1.3 million during the first halves of both 2011 and 2010. As of percentage of net revenue, general and administrative expenses decreased to 3.5% during the first half of 2011 from 4.1% during the first half of 2010. The decrease in the percentage was the result of leveraging fixed costs.

Acquisition-related costs. Acquisition-related costs were $2.0 million during the first half of 2011 and were the result of our acquisition of Alteris.

Income tax expense (benefit). Income tax benefit during the first half of 2011 was reduced by certain nondeductible acquisition-related costs for the Alteris acquisition that for tax purposes were capitalized into the basis of the stock investment.

Net income (loss). As a result of the above factors, net loss was $1.5 million during the first half of 2011 compared to net income of $285 thousand during the first half of 2010. Net loss per share was $0.08 during the first half of 2011 compared to net income per share $0.02 during the first half of 2010.

Seasonality

Our quarterly net revenue and operating results for solar energy system installations are difficult to predict and have in the past and may in the future fluctuate from quarter to quarter as a result of changes in state, federal, or private utility company subsidies, as well as weather, economic trends and other factors. We have historically experienced seasonality in our solar installation business, with the first quarter representing our slowest installation quarter of the year. Much of the seasonality in our business in past years has been offset by the timing of government activities as well as strong organic growth. With the addition of Alteris, we expect increased seasonal fluctuations due to the severity of winters in the northeast.

Liquidity and Capital Resources

Our capital needs arise from working capital required to fund our purchases of solar PV modules and inverters, capital related to acquisitions of new businesses, development of renewable energy products, replacements, expansions and improvements to our infrastructure, and future growth. These capital requirements depend on numerous factors, including business acquisitions, the ability to attract new solar energy system installation customers, market acceptance of our product offerings, the cost of ongoing upgrades to our product offerings, the level of expenditures for sales and marketing, the level of investment in support systems and facilities and other factors. The timing and amount of these capital requirements are variable and cannot accurately be predicted. We did not have any material commitments for capital expenditures as of June 30, 2011, and we do not presently have any plans for future material capital expenditures. Recently we acquired a large solar integrator and during 2007 and 2008 we acquired four solar energy system installation businesses. We plan to continue to pursue business acquisition and other opportunities to expand our sales territories, technologies, and products and increase our sales and marketing programs as needed.

Our recently consolidated subsidiary, Alteris, has a revolving line of credit agreement which provides for advances not to exceed $7.0 million. The agreement contains a change of control provision that will require us to pay any outstanding borrowings at the consummation of the Alteris transaction. We will fund this required payment with a new line of credit and/or with cash on hand. All borrowings are collateralized by a security interest in substantially all assets of Alteris and bear interest at the bank’s prime rate plus 1.75% (total interest rate of 5.5% at June 30, 2011). The facility will mature on November 30, 2011. The line of credit has a facility fee of 0.5% per year of the average daily unused portion of the available line of credit during the applicable calendar quarter. Alteris may reserve up to $500,000 for stand-by letters of credit under the line of credit. As of June 30, 2011, there were no outstanding stand-by letters of credit under the facility.

In addition, on July 22, 2011, Alteris entered into a new financing arrangement with a bank to fund commercial solar installations. Under a master lease Agreement between a project finance subsidiary of Alteris and the bank, the project finance subsidiary may form new subsidiaries that would enter into sale leaseback arrangements with solar installation customers to finance specifically designated solar installations. The project finance entities will grant a security interest in substantially all their assets, and the project finance subsidiary’s equity will be pledged by Alteris on a non-recourse basis to the bank. Alteris will provide limited unsecured guarantees of payment and performance of the obligations of the project finance entities, including operating, maintenance and indemnity obligations and payment of certain fees and expenses.

Upon closing of the Alteris transaction, we anticipate receiving a loan commitment from Gaiam for up to $1.7 million and from Riverside Renewable Energy Investments, LLC, the majority owner of Earth Friendly Energy Holding Group, LLC, for up to $3.0 million, which amounts we may call on a pro rata basis until the end of 2011. If drawn, the loans will bear interest at a rate of 10%, mature in three years, and be subordinated to our other indebtedness, if any.

Cash Flows

The following table summarizes our primary sources (uses) of cash during the periods presented:

	Six Months Ended June 30,
(in thousands)	2011	2010
Net cash provided by (used in):
Operating activities	$1,115	$(71)
Investing activities	3,362	(277)
Financing activities	(996)	—

Net change in cash	$3,481	$(348)

Operating activities. Our operating activities provided net cash of $1.1 million and used net cash of $0.1 million during the first halves of 2011 and 2010, respectively. Our net cash provided by operating activities during the first half of 2011 was primarily attributable to decreased accounts receivable and inventory of $6.2 million and $1.0 million, respectively, increased deferred revenue and other current liabilities of $1.3 million, increased billings in excess of costs on uncompleted contracts of $0.8 million, increased accounts payable of $0.6 million and decreased other assets of $0.4 million, partially offset by increased costs in excess of billings on uncompleted contracts of $5.1 million, our net loss of $1.5 million, decreased accrued liabilities of $1.5 million and decreased payable to Gaiam of $1.1 million. Our net cash used in operating activities during the first half of 2010 was primarily attributable to increased accounts receivable and inventory of $3.3 million and $1.0 million, respectively, and decreased accrued liabilities of $0.5 million, partially offset by increased payable to Gaiam and accounts payable of $2.1 million and $0.7 million, respectively, decreased deferred costs on uncompleted contracts and advertising of $0.8 million, decreased other assets of $0.5 million, noncash adjustments of $0.4 million and net income of $0.3 million.

Investing activities. Our investing activities provided net cash of $3.4 million and used net cash of $0.3 million during the first halves of 2011 and 2010, respectively. Our net cash provided by investing activities during the first half of 2011 was primarily attributable to $3.4 million of cash acquired from our acquisition of Alteris. Our cash used in investing activities during the first half of 2010 was used to acquire property and equipment.

Financing activities. Our financing activities used net cash of $1.0 million during the first half of 2011 to repay borrowings on Alteris’ line of credit of $1.0 million.

We believe our available cash (which was approximately $14.6 million as of June 30, 2011) and cash expected to be generated from operations should be sufficient to fund our normal business operations for the foreseeable future. We anticipate that approximately $8 million will be required for the payment of Alteris’ line of credit and debt and our Merger transaction fees upon the consummation of our Merger with Alteris. We will fund these required Merger payments with a new line of credit and/or with cash on hand. Our projected cash needs may change as a result of possible acquisitions, unforeseen operational difficulties, or other factors. If required by our liquidity needs, we believe that we could obtain debt financing that would assist us in meeting any unanticipated cash requirements. In addition, to the extent debt financing was unavailable or if we elected not to proceed with debt financing, we may also consider equity financing to meet any unanticipated cash requirements.

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

Contractual Obligations

We have commitments under operating leases and various service agreements with Gaiam, but do not have any purchase obligations. The following table shows our commitments to make future payments under our operating leases:

(in thousands)	Total	< 1 year	1-3 years	3-5 years	> 5 yrs
Operating lease obligations	$702	$480	$222	$—	$—

To the extent we become entitled to utilize certain loss carryforwards relating to periods prior to our initial public offering, we will distribute to Gaiam the tax effect (estimated to be 34% for federal income tax purposes) of the amount of such tax loss carryforwards so utilized. Accordingly, we recognized a valuation allowance against all of our deferred tax assets as of the effective date of our tax sharing agreement with Gaiam, May 13, 2008. These net operating loss carryforwards expire beginning in 2018 if not utilized. Due to Gaiam’s step acquisitions of our company, we experienced “ownership changes” as defined in Section 382 of the Internal Revenue Code. Accordingly, our use of the net operating loss carryforwards is limited by annual limitations described in Sections 382 and 383 of the Internal Revenue Code. On our 2010 federal income tax return, we utilized some of these loss carryforwards and, therefore, during the quarter ended June 30, 2011, we paid Gaiam $0.5 million. As of June 30, 2011, $3.7 million of these net operating loss carryforwards remained available for current and future utilization, meaning that potential future payments to Gaiam, which would be made over a period of several years, could therefore aggregate to approximately $1.3 million based on current tax rates.

As a condition of entering into some of our construction contracts, we had surety bonds of approximately $23.9 million at June 30, 2011.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) at the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at the end of such period, our disclosure controls and procedures were effective in alerting them, on a timely basis, to material information required to be disclosed in the reports that we file or furnish under the Securities Exchange Act of 1934.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the three and six months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we are involved in legal proceedings that we consider to be in the normal course of business. We do not believe that any of these proceedings will have a material adverse effect on our business.

Item 1A.	Risk Factors

No material changes.

Item 2.	Sales of Unregistered Securities and Use of Proceeds

We had no sales of unregistered securities during the three and six months ended June 30, 2011, although as described above, we agreed to issue unregistered shares upon the consummation of our Merger with Alteris.

We purchased shares of our Class A common stock as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
6/30/2011 (1)	379,400	$2.79	—	—

(1)	On June 30, 2011, we repurchased these shares of our Class A common stock in a negotiated transaction.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Removed and Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits

a)	Exhibits.

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

Signatures

In accordance with the requirements of the Securities and Exchange Act, the registrant caused this report to be signed on its behalf, by the undersigned, thereunto duly authorized.

Real Goods Solar, Inc. (Registrant) August 11, 2011

By:	/s/ William S. Yearsley
William S. Yearsley
Chief Executive Officer (principal executive officer)

By:	/s/ Erik Zech
Erik Zech
Chief Financial Officer
(principal financial and accounting officer)