Form 10-Q
period 2011-09-30
Real Goods Solar, Inc.
filed 2011-11-09
CIK 1425565

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 7, 2011
Class A Common Stock ($.0001 par value)	15,801,403
Class B Common Stock ($.0001 par value)	2,153,293

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

Unaudited Interim Condensed Consolidated Financial Statements

We have prepared our unaudited interim condensed consolidated financial statements included herein pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to these rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In our opinion, the unaudited interim condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly, in all material respects, our consolidated financial position as of September 30, 2011, the interim results of operations for the three and nine months ended September 30, 2011 and 2010, and cash flows for the nine months ended September 30, 2011 and 2010. These interim statements have not been audited. The balance sheet as of December 31, 2010 was derived from our audited consolidated financial statements included in our annual report on Form 10-K. The interim condensed consolidated financial statements contained herein should be read in conjunction with our audited financial statements, including the notes thereto, for the year ended December 31, 2010. The unaudited condensed consolidated financial position, results of operations and cash flows for the interim periods disclosed in this report are not necessarily indicative of future financial results.

REAL GOODS SOLAR, INC.

Condensed consolidated balance sheets

(in thousands, except share and per share data)	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash	$12,627	$11,123
Restricted cash	214	—
Accounts receivable, net	19,526	19,259
Costs in excess of billings on uncompleted contracts	3,231	—
Inventory, net	11,255	6,394
Deferred costs on uncompleted contracts	1,312	215
Receivable and deferred tax assets	1,615	1,861
Other current assets	1,797	736

Total current assets	51,577	39,588
Property and equipment, net	6,476	5,401
Deferred tax assets	8,101	1,744
Goodwill	20,029	732
Other intangibles, net	490	—
Other assets	46	498

Total assets	$86,719	$47,963

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Line of credit	$1,077	$—
Accounts payable	22,305	10,000
Accrued liabilities	3,520	2,630
Billings in excess of costs on uncompleted contracts	1,057	—
Debt	2,472	—
Payable to Gaiam	2,538	2,865
Deferred revenue and other current liabilities	2,878	534

Total current liabilities	35,847	16,029
Commitments and contingencies
Shareholders’ equity:
Class A common stock, $.0001 par value, 150,000,000 shares authorized, 15,801,403 and 16,157,399 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	1	1
Class B common stock, $.0001 par value, 50,000,000 shares authorized, 2,153,293 shares issued and outstanding at September 30, 2011 and December 31, 2010	—	—
Additional paid-in capital	60,104	60,726
Equity in consideration for business acquisition	21,576	—
Accumulated deficit	(30,809)	(28,793)

Total shareholders’ equity	50,872	31,934

Total liabilities and shareholders’ equity	$86,719	$47,963

See accompanying notes to the interim condensed consolidated financial statements.

REAL GOODS SOLAR, INC.

Condensed consolidated statements of operations

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data)	2011	2010	2011	2010
	(unaudited)		(unaudited)
Net revenue	$31,586	$24,626	$68,965	$57,162
Cost of goods sold	23,733	18,407	50,723	41,874

Gross profit	7,853	6,219	18,242	15,288

Expenses:
Selling and operating	6,917	4,338	15,772	11,620
General and administrative	1,188	706	2,520	2,043
Acquisition-related costs	383	—	2,393	—

Total expenses	8,488	5,044	20,685	13,663

Income (loss) from operations	(635)	1,175	(2,443)	1,625
Interest and other income (expense)	(104)	2	(111)	5

Income (loss) before income taxes	(739)	1,177	(2,554)	1,630
Income tax expense (benefit)	(261)	473	(538)	641

Net income (loss)	$(478)	$704	$(2,016)	$989

Net income (loss) per share:
Basic	$(0.02)	$0.04	$(0.09)	$0.05

Diluted	$(0.02)	$0.04	$(0.09)	$0.05

Weighted-average shares outstanding:
Basic	26,655	18,305	22,534	18,298

Diluted	26,655	18,305	22,534	18,373

See accompanying notes to the interim condensed consolidated financial statements.

REAL GOODS SOLAR, INC.

Condensed consolidated statements of cash flows

	For the Nine Months Ended September 30,
(in thousands)	2011	2010
	(unaudited)
Operating activities
Net income (loss) before acquisition-related costs	$(140)	$989
Acquisition-related costs, net of tax	(1,876)	—

Net income (loss)	(2,016)	989
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	665	382
Deferred income tax benefit	(625)	(66)
Share-based compensation expense	335	272
Changes in operating assets and liabilities, net of effects from an acquisition:
Accounts receivable, net	4,244	(2,034)
Costs in excess of billings on uncompleted contracts	(3,148)	—
Inventory, net	148	(2,542)
Deferred costs on uncompleted contracts and advertising	561	571
Other assets	383	197
Accounts payable	1,221	5,631
Accrued liabilities	(1,304)	(40)
Billings in excess of costs on uncompleted contracts	(1,005)	—
Deferred revenue and other current liabilities	1,719	8
Payable to Gaiam	(327)	107

Net cash provided by operating activities	851	3,475

Investing activities
Cash from acquired business	3,416	—
Change in restricted cash	687	—
Purchase of property and equipment	(202)	(454)

Net cash provided by (used in) investing activities	3,901	(454)

Financing activities
Principal borrowings (payments) on revolving line of credit, net	(2,042)	—
Principal payments on debt, net	(136)	—
Repurchase of Class A common stock, including related costs	(1,070)	—

Net cash used in financing activities	(3,248)	—

Net change in cash	1,504	3,021
Cash at beginning of period	11,123	12,206

Cash at end of period	$12,627	$15,227

Supplemental cash flow information
Income taxes paid	$247	$6
Interest paid	$61	$—

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

We have evaluated events subsequent to September 30, 2011 and concluded that no material event has occurred that would impact either the results reflected in this report or our results going forward.

No changes were made to our significant accounting policies during the three and nine months ended September 30, 2011, except for the following:

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

3. Mergers and Acquisitions

We obtained financial control, through an Agreement and Plan of Merger (the “Merger Agreement”), of 100% of the voting equity interests of Earth Friendly Energy Group Holdings, LLC d/b/a Alteris Renewables, Inc. (“Alteris”) on June 21, 2011 (the “acquisition date”). Alteris sells, designs, installs, and supports renewable energy systems, primarily solar, for both residential and commercial customers. Alteris has more than a dozen offices across seven states.

Our board of directors and the manager of Alteris each approved the Merger Agreement prior to the acquisition date. On September 13, 2011 we distributed an information statement to our shareholders with respect to the execution by Gaiam, Inc. (“Gaiam”), the holder of a majority of our outstanding equity, of a written consent approving the Merger Agreement. The acquisition is expected to close in November 2011.

The total consideration to be transferred is estimated to be approximately $21.7 million and will be comprised of 8.7 million shares, or $21.6 million worth based on our Class A common stock closing market price of $2.48 per share on June 21, 2011, and $0.1 million worth of replacement share-based payment awards attributable to services rendered prior to the acquisition date. Of this amount, 0.7 million shares will be issued based on Alteris’ completion of a financing arrangement for commercial installation jobs, which we estimated, as of the acquisition date, would be completed. The consideration excludes $0.4 million and $2.4 million of expenses that are reported as acquisition-related costs in our condensed consolidated statements of operations for the three and nine months ended September 30, 2011, respectively. In addition, the transaction had remaining contingent equity consideration of 2.0 million shares of our Class A common stock, which was contingent upon Alteris’ achievement of certain pre-tax income and cash flow performance targets for 2011, which Alteris’ shareholders and us have agreed will not be earned. The fair value of the contingently issuable consideration shares was based on the closing price of our Class A common stock on the acquisition date.

We acquired Alteris, with its premier commercial customer experience, array of financing solutions, and strong in-house engineering expertise, to create a leading renewable energy engineering, procurement and construction provider with a strong presence on both coasts. We plan to capitalize on Alteris’ east coast presence and realize synergies from this acquisition by leveraging our existing infrastructure as well as by taking advantage of Alteris’ expertise with commercial installations. These strategic benefits expected to be received largely contributed to the goodwill resulting from the acquisition.

With regards to our acquisition of Alteris, we have recorded $0.6 million for customer-related intangibles (20 month weighted-average useful life). Goodwill is not expected to be deductible for tax purposes.

The following table summarizes the estimated fair values of Alteris’ net assets acquired at the acquisition date.

(in thousands)	June 21, 2011
Cash	$3,416
Restricted cash	902
Accounts receivable	4,457
Inventory	5,008
Deferred costs on uncompleted contracts	1,609
Other current assets	2,194
Property and equipment	1,427
Deferred tax asset	4,416
Goodwill	19,297
Other intangibles	600

Total assets	43,326

Line of credit	(3,119)
Accounts payable and accrued liabilities	(11,627)
Debt	(2,608)
Billings in excess of costs on uncompleted contracts	(2,062)
Deferred revenue and other current liabilities	(2,239)

Net assets acquired	$21,671

We included the results of operations from Alteris in our consolidated financial statements from the acquisition date. Consequentially, $14.4 million and $15.5 million of revenue and $0.5 million and $0.7 million of net loss attributable to Alteris are included in our condensed consolidated statements of operations for the three and nine months ended September 30, 2011, respectively.

The following is supplemental unaudited interim pro forma information for the Alteris acquisition as if we had issued 8.7 million Class A common shares to acquire this business on January 1, 2010. The pro forma net revenue and cost of goods sold were decreased by $1.3 million and $0.9 million, respectively, for the nine months ended September 30, 2011 to reflect Alteris’ adoption of our method, cost to cost, of measuring progress towards completion for jobs accounted for under the percentage of completion method. Additionally, the pro forma net loss was adjusted to exclude $0.4 million and $2.4 million of nonrecurring expenses incurred during the three and nine months ended September 30, 2011, respectively, related to our acquisition of Alteris. Finally, pro forma net income (loss) was adjusted by $0.2 million for the three months ended September 30, 2010 and by $0.1 million and $0.5 million for the nine months ended September 30, 2010 and 2011, respectively, to include amortization of intangible assets and share-based compensation expense related to replacement stock options, both resulting from the acquisition of Alteris. All pro forma adjustments are based on currently available information and upon assumptions that we believe are reasonable in order to reflect, on a supplemental pro forma basis, the impact of this acquisition on our historical financial information.

	Supplemental Pro Forma (Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2011	2010	2011	2010
Net revenue	$31,586	$35,960	$81,041	$91,835

Net income (loss)	$(247)	$170	$(3,653)	$(2,767)

Net income (loss) per share - basic	$(0.01)	$0.01	$(0.14)	$(0.10)

Net income (loss) per share - diluted	$(0.01)	$0.01	$(0.14)	$(0.10)

4. Unbilled Receivables

Accounts receivable on our condensed consolidated balance sheet as of September 30, 2011 included $1.0 million of unbilled receivables resulting from the timing of the creation and submission of the final billings on our completed contract method installations.

5. Revolving Line of Credit

Our recently consolidated subsidiary, Alteris, has a revolving line of credit agreement which provides for advances not to exceed $7.0 million. All borrowings are collateralized by a security interest in substantially all assets of Alteris and bear interest at the bank’s prime rate plus 1.75% (total interest rate of 5.75% at September 30, 2011). The line of credit facility will mature on November 30, 2011 and prior to such date we hope to either amend this agreement or enter into a new line of credit. The line of credit has a facility fee of 0.5% per year of the average daily unused portion of the available line of credit during the applicable calendar quarter. Alteris may reserve up to $500,000 for stand-by letters of credit under the line of credit. As of September 30, 2011, there were no outstanding stand-by letters of credit under this facility.

6. Debt

Most of the following debt and subordinated debt, along with any unpaid accrued interest, have change of control provisions that required us to pay the debt upon the consummation of our acquisition of Alteris (see Note 3. Mergers and Acquisitions). We intend to pay the debt remaining after the consummation of the acquisition within the next twelve months and will fund such debt payments with a line of credit and/or with cash on hand.

Our debt, all of which relates to Alteris, consisted of the following at September 30, 2011:

(in thousands, except installment amounts and interest rates)	September 30, 2011
Note payable to the Business Development Company of Rhode Island in 24 monthly installments of $20,833, including interest at 5.5% through March 2012. The note is secured by property and equipment of Alteris	$125
Notes payable to finance companies for the purchase of vehicles and equipment in 36 to 60 monthly installments totaling $23,083, including interest ranging from 0% to 11.3%. The notes are secured by Alteris’ vehicles and equipment	455

Total – all expected to be paid within the next twelve months	$580

Maturities of debt for each of the periods ended December 31st are as follows:

(in thousands)	Periods Ending December 31,
2011	$180
2012	198
2013	133
2014	67
2015	2

$580

The notes are subject to both positive and negative restrictions and covenants, which include maintaining certain debt service and adjusted leverage ratios.

Our subordinated debt, all of which relates to Alteris, consisted of the following at September 30, 2011:

(in thousands, except installment and unamortized discount amounts and interest rates)	September 30, 2011
Notes payable to the former owners of Solar Works, Inc., to be paid on a date which will be mutually agreed to by both parties. The notes contain a provision whereby interest will continue to accrue at a rate increasing by 2% annually. The interest rate was 10% at September 30, 2011	$1,681
Non-interest bearing notes payable to the former owners of Renewable Power Systems, LLC (imputed interest of 5.5%), due in three annual installments of $222,222 beginning on January 1, 2010, less unamortized discount of $11,875	211

Total – all excepted to be paid within the next twelve months	$1,892

Accrued interest of $0.5 million related to these subordinated debt agreements is included in accrued liabilities on our condensed consolidated balance sheet at September 30, 2011.

7. Shareholders’ Equity

During the nine months ended September 30, 2011, we issued 23,464 of our Class A common shares to our independent directors, in lieu of cash compensation, for services rendered during 2011.

On June 30, 2011, we repurchased 379,400 of our Class A common shares for a total cost of $1.1 million. We recorded this repurchase of our shares in accordance with the cost method of accounting for treasury stock. Since we have not yet decided the ultimate disposition of the re-acquired shares, their cost is reflected in our condensed consolidated balance sheet at September 30, 2011 as a $1.1 million reduction to additional paid-in capital.

Following these transactions, Gaiam owned 55.7% of our shares and 78.7% of our equity voting rights.

As a result of our acquisition of Alteris, as discussed in Note 3. Mergers and Acquisitions, our equity as of September 30, 2011 reflects consideration to be transferred upon consummation of the acquisition of 8.7 million of our Class A common shares worth $21.6 million. Upon consummation of this acquisition, Gaiam will own approximately 38% of our shares and 64% of our equity voting rights.

8. Share-Based Payments

During the nine months ended September 30, 2011, we granted 600,000 stock options to our new chief executive officer under the Real Goods Solar 2011 CEO Compensation Plan, and granted 34,000 stock options and cancelled 82,840 stock options under the Real Goods Solar 2008 Long-Term Incentive Plan. The new stock options vest 2% per month over 50 months commencing in the eleventh month following the date of grant.

On May 13, 2011, we granted 3,000 restricted stock awards to each of our three non-employee board members serving at that time. The awards are restricted in that they vest 50% on each of the next two annual anniversaries of the grant date.

Total share-based compensation expense recognized was $0.2 million and $0.1 million for the three months ended September 30, 2011 and 2010, respectively, and $0.4 million and $0.3 million for the nine months ended September 30, 2011 and 2010, respectively, and is shown in general and administrative expenses on our condensed consolidated statements of operations.

As specified under the terms of our acquisition of Alteris (see Note 3. Mergers and Acquisitions), upon consummation of the acquisition, options for Alteris membership units will be replaced with equal in fair value options to purchase our stock. In this regard, 582,500 replacement options are expected to be granted by us.

9. Net Income (Loss) Per Share Attributable to Real Goods Solar, Inc. Common Shareholders

Basic net income (loss) per share attributable to Real Goods Solar, Inc. common shareholders excludes any dilutive effects of options, restricted awards, and warrants. We compute basic net income (loss) per share attributable to Real Goods Solar, Inc. common shareholders using the weighted average number of common shares outstanding during the period, including for 2011 the 8 million shares that were owed as of June 21, 2011 and the 700,000 shares that were owed as of July 22, 2011 as a result of the satisfaction of the condition to their issuance, all of which will be issued upon closing of the acquisition of Alteris (see Note 3. Merger and Acquisitions). We compute diluted net income (loss) per share attributable to Real Goods Solar, Inc. common shareholders using the weighted average number of common shares and common stock equivalents outstanding during the period. We excluded common stock equivalents of 1,404,000 and 930,000 for the three months ended September 30, 2011 and 2010, respectively, and 1,250,000 and 523,000 for the nine months ended September 30, 2011 and 2010, respectively, from the computation of diluted net income (loss) per share attributable to Real Goods Solar, Inc. common shareholders because their effect was antidilutive.

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2011	2010	2011	2010
Numerator for basic and diluted net income (loss) per share	$(478)	$704	$(2,016)	$989
Denominator:
Weighted average shares for basic net income (loss) per share	26,655	18,305	22,534	18,298
Effect of dilutive securities:
Weighted average of stock options, restricted stock awards, and warrants	—	—	—	75

Denominators for diluted net income (loss) per share	26,655	18,305	22,534	18,373

Net income (loss) per share - basic	$(0.02)	$0.04	$(0.09)	$0.05

Net income (loss) per share - diluted	$(0.02)	$0.04	$(0.09)	$0.05

10. Related Party Transactions

During the first half of 2011, we completed a project for our Chairman to design and install an upgrade to an existing solar system originally built in 1997 for his residence. The contract price or revenue recognized was $244 thousand, which was priced at a customary rate for work performed for employees.

In consideration for Gaiam providing additional services under our Intercorporate Services Agreement with Gaiam and agreeing to amend our existing Intercorporate Services and the Tax Sharing Agreements with Gaiam, we expensed during the second quarter of 2011 additional fees payable to Gaiam of $672,000.

11. Income Taxes

Our income tax benefit for the three and nine months ended September 30, 2011 was reduced by certain nondeductible acquisition-related costs for our Alteris acquisition that for tax purposes are capitalized into the basis of the stock investment.

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

Overview

We are a leading residential and commercial solar energy EPC provider. We offer turnkey solar energy services, including design, procurement, permitting, build-out, grid connection, financing referrals and warranty and customer satisfaction activities. We install residential and commercial systems that are generally between 3 kW and 500 kW output, with the average residential installation being approximately 5 kW output. We also on occasion install larger commercial projects of up to 3MW output.

Our revenues primarily result from the installation of solar energy systems. We also derive a portion of our revenues from the retail sale of renewable energy products. Our expenses primarily consist of labor costs incurred in connection with solar installations, product costs for solar photovoltaic modules and other products sold, payroll, marketing and other selling and operating costs.

The third quarter of 2011 saw record revenue of $31.6 million. This revenue growth was attributable to the acquisition of Alteris. Real Goods Solar without Alteris showed a year-over-year decline in revenue largely due to $10.0 million of revenue included in the third quarter of 2010 related to our Fremont Union High School District project. Acquisition-related costs during the third quarter associated with the Alteris acquisition were $0.4 million. We have also been making investments in the business to help drive future growth in areas such as commercial installation operations and lead generation initiatives.

We anticipate continuing to build on our growth initiatives by expanding marketing and sales efforts to further leverage our solar installation capabilities. We will also be working to integrate Alteris and trying to drive benefits from the resulting scale of the combined company.

Results of Operations

The following table sets forth certain financial data as a percentage of revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	75.1%	74.7%	73.5%	73.3%

Gross profit	24.9%	25.3%	26.5%	26.7%

Expenses:
Selling and operating	21.9%	17.6%	22.9%	20.3%
General and administrative	3.8%	2.9%	3.6%	3.6%
Acquisition-related costs	1.2%	0.0%	3.5%	0.0%

Total expenses	26.9%	20.5%	30.0%	23.9%

Income (loss) from operations	-2.0%	4.8%	-3.5%	2.8%
Interest and other income (expense)	-0.3%	0.0%	-0.2%	0.0%
Income tax expense (benefit)	-0.8%	1.9%	-0.8%	1.1%

Net income (loss)	-1.5%	2.9%	-2.9%	1.7%

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Net revenue. Net revenue increased $7.0 million, or 28.3%, to $31.6 million during the third quarter of 2011 from $24.6 million during the third quarter of 2010. All of the revenue growth was attributable to our acquisition of Alteris.

Gross profit. Gross profit increased $1.6 million, or 26.3%, to $7.9 million during the third quarter of 2011 from $6.2 million during the third quarter of 2010. As a percentage of net revenue, gross profit decreased slightly to 24.9% during the third quarter of 2011 from 25.3% during the third quarter of 2010. The decrease in gross profit percentage was due to a lower average margin on our commercial projects. Gross margins for residential improved in the third quarter of 2011 as compared to the prior year due to improved selling practices and lower module pricing.

Selling and operating expenses. Selling and operating expenses increased $2.6 million, or 59.5%, to $6.9 million during the third quarter of 2011 from $4.3 million during the third quarter of 2010. As a percentage of net revenue, selling and operating expenses increased to 21.9% during the third quarter of 2011 from 17.6% during the third quarter of 2010. The increase in selling and operating expenses was entirely attributable to the consolidation of Alteris.

General and administrative expenses. General and administrative expenses increased $0.5 million, or 68.3%, to $1.2 million during the third quarter of 2011 from $0.7 million during the third quarter of 2010. As of percentage of net revenue, general and administrative expenses increased to 3.8% during the third quarter of 2011 from 2.9% during the third quarter of 2010. Approximately two-thirds of the increase in general and administrative expenses was due to the consolidation of Alteris with the remainder due to the addition of senior management positions.

Acquisition-related costs. Acquisition-related costs were $0.4 million during the third quarter of 2011 and were the result of our acquisition of Alteris.

Income tax benefit. Income tax benefit during the third quarter of 2011 was reduced by certain nondeductible acquisition-related costs for the Alteris acquisition that for tax purposes were capitalized into the basis of the stock investment.

Net income (loss). As a result of the above factors, net loss was $0.5 million during the third quarter of 2011 compared to net income of $0.7 million during the third quarter of 2010. Net loss per share was $0.02 during the third quarter of 2011 compared to net income per share of $0.04 during the third quarter of 2010.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Net revenue. Net revenue increased $11.8 million, or 20.7%, to $69.0 million during the nine months ended September 30, 2011 from $57.2 million during the nine months ended September 30, 2010. All of the revenue growth was attributable to our acquisition of Alteris.

Gross profit. Gross profit increased $3.0 million, or 19.3%, to $18.2 million during the nine months ended September 30, 2011 from $15.3 million during the nine months ended September 30, 2010. As a percentage of net revenue, gross profit decreased slightly to 26.5% during the nine months ended September 30, 2011 from 26.7% during the nine months ended September 30, 2010. The decrease in gross profit percentage was due to a lower average margin on our commercial projects. Gross margins for residential improved in the third quarter of 2011 as compared to the prior year due to improved selling practices and lower module pricing

Selling and operating expenses. Selling and operating expenses increased $4.2 million, or 35.7%, to $15.8 million during the nine months ended September 30, 2011 from $11.6 million during the nine months ended September 30, 2010. As a percentage of net revenue, selling and operating expenses increased to 22.9% during the nine months ended September 30, 2011 from 20.3% during the nine months ended September 30, 2010. Approximately three-quarters of the increase in selling and operating expenses was due to the consolidation of Alteris, with the remainder due to increases in marketing spend, sales commissions, and travel expenses.

General and administrative expenses. General and administrative expenses increased $0.5 million, or 23.4%, to $2.5 million during the nine months ended September 30, 2011 from $2.0 million during the nine months ended September 30, 2010. As of percentage of net revenue, general and administrative expenses remained consistent at 3.6% for each of the nine months ended September 30, 2011 and 2010. Approximately three-quarters of the increase in general and administrative expenses was due to the consolidation of Alteris, with the remainder due to the addition of senior management positions.

Acquisition-related costs. Acquisition-related costs were $2.4 million during the nine months ended September 30, 2011 and were the result of our acquisition of Alteris.

Income tax expense (benefit). Income tax benefit during the nine months ended September 30, 2011 was reduced by certain nondeductible acquisition-related costs for the Alteris acquisition that for tax purposes were capitalized into the basis of the stock investment.

Net income (loss). As a result of the above factors, net loss was $2.0 million during the nine months ended September 30, 2011 compared to net income of $1.0 million during the nine months ended September 30, 2010. Net loss per share was $0.09 during the nine months ended September 30, 2011 compared to net income per share of $0.05 during the nine months ended September 30, 2010.

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

Liquidity and Capital Resources

Our capital needs arise from capital related to acquisitions of new businesses, working capital required to fund our purchases of solar PV modules and inverters, replacements, expansions and improvements to our infrastructure, and future growth. These capital requirements depend on numerous factors, including business acquisitions, the ability to attract new solar energy system installation customers, market acceptance of our product offerings, the cost of ongoing upgrades to our product offerings, the level of expenditures for sales and marketing, the level of investment in support systems and facilities and other factors. The timing and amount of these capital requirements are variable and may fluctuate from time to time and cannot accurately be predicted.

Recently we acquired Alteris, a large solar integrator and we anticipate significant capital requirements as a result of the acquisition. To the extent we have or can arrange available capital, we plan to continue to pursue acquisitions and other opportunities to expand our sales territories, technologies, and products and increase our sales and marketing programs as needed.

We did not have any material commitments for capital expenditures as of September 30, 2011, and we do not presently have any plans for future material capital expenditures.

Our recently consolidated subsidiary, Alteris, has a revolving line of credit agreement which provides for advances not to exceed $7.0 million. All borrowings are collateralized by a security interest in substantially all assets of Alteris and bear interest at the bank’s prime rate plus 1.75% (total interest rate of 5.75% at September 30, 2011). The line of credit has a facility fee of 0.5% per year of the average daily unused portion of the available line of credit during the applicable calendar quarter. Alteris may reserve up to $500,000 for stand-by letters of credit under the line of credit. As of September 30, 2011, there were no outstanding stand-by letters of credit under the facility. The facility will mature on November 30, 2011 and we are currently in discussions with the bank to enter into a new $7.0 million line of credit to replace the current Alteris facility.

In addition, on July 22, 2011, Alteris entered into a new financing arrangement with a bank to fund commercial solar installations. Under a master lease agreement between a project finance subsidiary of Alteris and the bank, the project finance subsidiary may form new subsidiaries that will enter into sale leaseback arrangements with solar installation customers to finance specifically designated solar installations. The project finance entities will grant a security interest in substantially all their assets, and the project finance subsidiary’s equity will be pledged by Alteris on a non-recourse basis to the bank. Alteris will provide limited unsecured guarantees of payment and performance of the obligations of the project finance entities, including operating, maintenance and indemnity obligations and payment of certain fees and expenses. This financing arrangement would not generate capital for use in our business, but instead would offer a financing alternative to our commercial installation customers. As of September 30, 2011, there were no commercial solar installations funded under this financing arrangement.

Upon the closing of the Alteris transaction, we will receive a commitment from Riverside Renewable Energy Investments, LLC (“Riverside”), the former majority owner of Earth Friendly Energy Holding Group, LLC, to advance us up to $3.0 million and from Gaiam to advance us up to $1.7 million, which amounts our chairman may call on a pro rata basis until the end of 2011. If drawn, the advances will bear interest at a rate of 10%, except that interest will be waived on any part of the principal amount that is repaid within one year of the draw date. The advances mature in three years and will be subordinated to our other indebtedness, if any. We anticipate drawing on this commitment prior to the end of 2011.

Cash Flows

The following table summarizes our primary sources (uses) of cash during the periods presented:

	Nine Months Ended September 30,
(in thousands)	2011	2010
Net cash provided by (used in):
Operating activities	$851	$3,475
Investing activities	3,901	(454)
Financing activities	(3,248)	—

Net change in cash	$1,504	$3,021

Operating activities. Our operating activities provided net cash of $0.9 million and $3.5 million during the nine months ended September 30, 2011 and 2010, respectively. Our net cash provided by operating activities during the nine months ended September 30, 2011 was primarily attributable to decreased accounts receivable and deferred costs on uncompleted contracts and advertising of $4.2 million and $0.6 million, respectively, increased deferred revenue and other current liabilities and accounts payable of $1.7 million and $1.2 million, respectively, and decreased other assets and noncash adjustments to net loss of $0.4 million each, partially offset by decreased costs in excess of billings on uncompleted contracts of $3.2 million, net loss of $2.0 million, and decreased accrued liabilities and billings in excess of costs on uncompleted contracts of $1.3 million and $1.0 million, respectively. Our net cash provided by operating activities during the nine months ended September 30, 2010 was primarily attributable to increased accounts payable of $5.6 million, net income of $1.0 million, noncash adjustments to net income of $0.6 million, and decreases in deferred costs and other assets of $0.6 million and $0.2 million, respectively, partially offset by increased inventory and accounts receivable of $2.5 million and $2.0 million, respectively.

Investing activities. Our investing activities provided net cash of $3.9 million and used net cash of $0.5 million during the nine months ended September 30, 2011 and 2010, respectively. Our net cash provided by investing activities during the nine months ended September 30, 2011 was primarily attributable to $3.4 million of cash acquired from our acquisition of Alteris and reduction in restricted cash of $0.7 million, partially offset by the acquisition of property and equipment of $0.2 million. Our cash used in investing activities during the nine months ended September 30, 2010 was used to acquire property and equipment.

Financing activities. Our financing activities used net cash of $3.3 million during the nine months ended September 30, 2011 to repay borrowings on Alteris’ line of credit and debt of $2.2 million and repurchase 379,400 of our Class A common shares for $1.1 million.

We believe our available cash, the loan commitments from Gaiam and Riverside described above, cash expected to be available under the bank line of credit described above and cash expected to be generated from operations should be sufficient to fund our normal business operations for the foreseeable future. Our available cash was approximately $12.6 million as of September 30, 2011, but will be significantly reduced by the closing of the Alteris transaction. Approximately $7 million will be required for the payment of Alteris’ debt, transaction fees and other related expenses upon the consummation of our acquisition of Alteris. Our projected cash needs may change as a result of operational difficulties, possible acquisitions, or other factors. If required by our liquidity needs, we believe that we could obtain debt financing (in addition to or as a substitute for the line of credit discussed above) that would assist us in meeting our cash requirements.

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

Contractual Obligations

We have commitments under operating leases and various service agreements with Gaiam, but do not have any purchase obligations. The following table shows our commitments to make future payments under our operating leases:

(in thousands)	Total	< 1 year	1-3 years	3-5 years	> 5 yrs
Operating lease obligations	$608	$452	$156	$—	$—

To the extent we become entitled to utilize certain loss carryforwards relating to periods prior to our initial public offering, we will distribute to Gaiam the tax effect (estimated to be 34% for federal income tax purposes) of the amount of such tax loss carryforwards so utilized. Accordingly, we recognized a valuation allowance against all of our deferred tax assets as of the effective date of our tax sharing agreement with Gaiam, May 13, 2008. These net operating loss carryforwards expire beginning in 2018 if not utilized. Due to Gaiam’s step acquisitions of our company, we experienced “ownership changes” as defined in Section 382 of the Internal Revenue Code. Accordingly, our use of the net operating loss carryforwards is limited by annual limitations described in Sections 382 and 383 of the Internal Revenue Code. On our 2010 federal income tax return, we utilized some of these loss carryforwards and, therefore, during the quarter ended June 30, 2011, we paid Gaiam $0.5 million. As of September 30, 2011, $3.6 million of these net operating loss carryforwards remained available for current and future utilization, meaning that potential future payments to Gaiam, which would be made over a period of several years, could therefore aggregate to approximately $1.3 million based on current tax rates.

As a condition of entering into some of our construction contracts, we had surety bonds of approximately $27.6 million at September 30, 2011.

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

We purchase a significant amount of our product inventory from vendors outside of the United States in transactions that are primarily U.S. dollar denominated transactions. Since the percentage of our international purchases denominated in currencies other than the U.S. dollar is small, currency risks related to these transactions are immaterial to us. However, a decline in the relative value of the U.S. dollar to other foreign currencies could lead to increased purchasing costs. In order to mitigate this exposure, we make virtually all of our purchase commitments in U.S. dollars.

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

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the three and nine months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we are involved in legal proceedings that we consider to be in the normal course of business. We do not believe that any of these proceedings will have a material adverse effect on our business.

Item 1A.	Risk Factors

No material changes.

Item 2.	Sales of Unregistered Securities and Use of Proceeds

We had no sales of unregistered securities during the three and nine months ended September 30, 2011, although as described above, we issued unregistered shares upon the consummation of our acquisition of Alteris, which occurred on November 7, 2011.

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

Real Goods Solar, Inc. (Registrant) November 9, 2011

By:	/s/ William S. Yearsley
William S. Yearsley
Chief Executive Officer (principal executive officer)

By:	/s/ Erik Zech
Erik Zech
Chief Financial Officer
(principal financial and accounting officer)