Form 10-K
period 2011-12-31
Real Goods Solar, Inc.
filed 2012-03-15
CIK 1425565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in

Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    YES  ☐    NO  ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $22,650,584 as of June 30, 2011, based upon the closing price on the NASDAQ Global Market on that date. The registrant does not have non-voting common equity.

As of March 12, 2012, 26,660,640 shares of the registrant’s Class A common stock and no shares of the registrant’s Class B common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or portions thereof) are incorporated by reference into the Parts of this Form 10-K noted:

Part III incorporates by reference from the definitive proxy statement for the registrant’s 2012 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form.

REAL GOODS SOLAR, INC.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2011

Item 1.	Business

Introduction

We are a leading residential and commercial solar energy engineer, procure, and construct (“EPC”) provider. We offer turnkey services, including design, procurement, permitting, build-out, grid connection, financing referrals and warranty and customer satisfaction activities. Our solar energy systems use high-quality solar photovoltaic modules from manufacturers such as Kyocera, Sharp, SunTech, and SunPower. We use proven technologies and techniques to help customers achieve meaningful savings by reducing their utility costs. In addition, we help customers lower their emissions output and reliance upon fossil fuel energy sources.

We have over 30 years of experience in residential solar energy, beginning with our sale in 1978 of the first solar photovoltaic, or PV, panels in the United States. We have designed and installed over 13,000 solar systems since our founding. Our focused customer acquisition approach and our efficiency in converting customer leads into sales enable us to have what we believe are low customer acquisition costs. We believe that our Real Goods Solar brand has a national reputation for high quality customer service in the solar energy market, which leads to a significant number of word-of-mouth referrals and new customers.

Our History

We were incorporated in Colorado in 2008 as a successor to Gaiam Energy Tech, Inc. founded in 1991. Our second acquisition was Real Goods Trading Corporation, which was publicly traded from 1991 to 2001 when it was acquired by Gaiam Energy Tech, Inc. We operated essentially as a separate business (except for certain consolidated corporate functions) from 2001 to 2008, when operations were moved into our corporate entity, Real Goods Solar, Inc., upon its formation. We acquired Marin Solar in November 2007, Carlson Solar in January 2008, Independent Energy Systems (“IES”) in August 2008, Regrid Power, Inc. (“Regrid Power”) in October 2008, and Earth Friendly Energy Group Holdings LLC d/b/a Alteris Renewables, Inc. (“Alteris”) in June 2011.

Growth Strategy

Our goal is to continue to build on our industry-leading position and be the largest and most profitable residential and commercial solar energy integrator in the United States. We intend to pursue the following strategies to achieve this goal:

•

Enhance and leverage the Real Goods Solar brand name to increase our market presence. We intend to enhance and leverage the Real Goods Solar brand name and our reputation for customer service to continue to win business in existing markets and to expand into new markets in which our competitors have little or no brand recognition.

•

Expand into markets in which legislation and government incentives are favorable for solar energy. We plan to expand the geographic scope of our business as jurisdictions adopt new or improve existing incentive programs that enhance the economics of solar energy systems for a broader customer base. In addition to the $3.4 billion California Solar Initiative, or CSI, adopted in 2007, a number of states, including Arizona, Colorado, Connecticut, Hawaii, Massachusetts, Nevada, New Jersey and New York, have adopted legislation and incentives favorable to solar energy and other states are considering adopting such legislation and incentives. Federal law provides a 30% investment tax credit that was extended for eight years in 2008, when the $2,000 cap on the credit for residential systems was removed. We believe that this tax credit will continue to stimulate the solar market on a national basis.

•

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

•

Expand our “community of customers” to enhance revenue and lower our customer acquisition costs. We intend to leverage the reputation for authenticity associated with our Real Goods Solar brand to expand our “community of customers,” which cares deeply about solar energy and a renewable energy lifestyle and views us as the premier solar EPC provider. We intend to leverage our customer base to continue to provide us with new leads and referrals, which, in conjunction with our marketing efforts, should allow us to continue to lower our customer acquisition costs.

•

Make a difference in the world. We intend to promote our solar energy systems as a way for individuals and communities to reduce their carbon footprint, eliminate U.S. dependence on foreign and fossil fuel-based energy sources and foster a culture of respect for the Earth and its natural resources for the benefit of future generations.

Competitive Advantages

We believe that we have a number of advantages over our competitors, including the following:

•

Brand recognition and authenticity. We believe that our customers often buy our solar energy systems because of the strength of the Real Goods Solar brand, our longevity in the marketplace and our reputation for excellent customer service. As a result of over 30 years of operating in the solar energy industry, we believe that we are frequently the first company in the industry approached by new solar companies with innovative products.

•

Strength of management. We have a highly experienced management team. Our Chief Executive Officer, William Yearsley, has more than 30 years of experience in the EPC construction industry. In addition, our Chairman, Jirka Rysavy, founded and grew Corporate Express from $30 million to $3 billion in revenue in less than five years, and founded Gaiam. Mr. Rysavy and other members of our management team have considerable experience in the consolidation of fragmented industries, having acquired over 250 companies.

•

Low-cost customer acquisition model. Our business model gives us a significant marketing advantage by providing us access to potential purchasers of solar energy systems from visitors to our Solar Living Center and from our strong web presence. In addition, our strong brand name and reputation for outstanding customer service provide us with word-of-mouth referrals.

•

Strong supplier base. We maintain strong relationships with many leading solar PV module manufacturers, including Kyocera, Sharp, SunTech, and SunPower, which provides us with continued access to a supply of our key system components and early review of innovative market products. Our financial strength and market position enable us to purchase directly from these manufacturers which lowers our purchasing costs relative to those of many of our competitors that are only able to purchase through third-party distributors.

•

Strong financial profile. We had $11.8 million of cash and only $1.0 million of debt and capital lease obligations at December 31, 2011. We believe that our strong balance sheet and our overall financial strength meaningfully differentiate us from our competitors, providing our suppliers and customers with confidence in our stability and longevity, and further supporting our consolidation strategy.

Challenges Facing the Electric Power Industry

We believe that as demand for electric power increases, the electric power industry will face various challenges, including the following:

•

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

•

Finite natural resources. Non-renewable energy resources are finite. Although coal, the largest non-renewable energy resource, is estimated to have over 100 years of reserves left, the rate of global energy consumption is expected to continue to increase, jeopardizing economical access to sufficient energy supply for future generations if renewable energy sources are not developed.

•

Increased electricity rates. As a result of aging infrastructure and high energy demand, residential and commercial customers are facing rising electricity rates, creating economic pressures for consumers and businesses alike.

•

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

Drivers of Solar Energy Industry Growth

We expect a number of factors will contribute to growth in the solar energy industry, including the following:

•

Legislative initiatives. A number of initiatives have been enacted by the federal government and various states, municipalities and utilities that encourage or require the installation of grid-tied solar energy systems. In 1996, the state of California enabled individual energy systems to tie into the conventional utility grid and began to require that various rebates and incentives be provided to support the use of solar energy systems, making California the focus for the development of the solar energy market in the United States. California has mandated an increase in the percentage of renewable energy retail sales by certain utilities to 20%, with a goal of 33% by 2020. Colorado has enacted an RPS goal of 20% for investor-owned utilities and 10% for electric cooperatives and municipal utilities serving more than 40,000 customers by 2020. The various states in the northeast in which we operate have also implemented a variety of solar initiatives.

•

Financial incentives. As RPS programs are implemented, it is common for financial incentives to be made available, making the purchase of solar energy systems more affordable and opening additional solar markets in the United States.

•

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

•

Tax credits. There is currently a 30% federal tax credit for residential and commercial solar energy systems, and in October 2008 Congress extended the availability of this credit for both residential and commercial solar installations for another eight years and eliminated the $2,000 cap on the tax credit for residential installations.

•

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

•	Renewable energy credits. In many states, the installation of a solar energy system generates a renewable energy credit, which is marketable in certain states.

•

Property tax exemptions. In certain jurisdictions, such as California, assessors are prohibited from increasing a solar energy system owner’s property tax assessment as a result of the added value of qualified solar energy systems.

•	Benefits of solar energy systems. Solar energy as a source of electrical power offers the following benefits compared to conventional energy sources:

•

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

•

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

•

Security. The use of solar energy systems improves energy security by reducing fossil fuel purchases from hostile or politically or economically unstable countries and by reducing power strains on local electrical transmission and distribution systems.

Challenges to the Solar Energy Industry

We believe growth in the solar energy industry faces the following challenges:

•

Customer economics and financing. The decision to install a solar energy system represents a significant investment of approximately $10,000 to $30,000 or more (net of rebates and federal tax credits), if purchased outright, for the typical home. Financing sources specifically for solar energy systems, including loans and system leases, are not always available depending upon the state and the customer’s credit rating. The return on each customer’s investment in a solar energy system will occur over a different period or at a different rate depending upon individual circumstances. A potential purchaser has to weigh the costs associated with the initial investment decision against the potential benefit associated with anticipated longer-term utility cost reductions, increased property value and low system maintenance costs provided by a solar energy system.

•

Evolving regulatory landscape. The solar energy industry is significantly driven by federal, state and local regulations and incentives, which are continually changing. Changes in regulations and incentives could adversely affect the economic viability of solar energy systems.

•

Supply of solar PV modules. At times in recent years, there has been a global shortage of solar PV modules, which has resulted in some price increases and limited availability for solar PV modules. While we believe that the risk of future shortages has lessened, it is always a possibility. In addition, other problems with the supply chain could impair the timely delivery of key system components.

•

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

•

Challenging economic environment. The challenging economic environment has created a challenging business climate for the purchase of solar systems. We believe that many customers remain interested in solar but are electing to postpone their decision to install a system until they have better visibility into the economy and their own personal financial situation.

Services

We offer turnkey solar energy services, including design, procurement, permitting, build-out, grid connection, financing referrals and warranty and customer satisfaction activities. We install residential and commercial systems that are generally between 3 kilowatts, or kW, and 1megawatt, or MW, output, with the average residential installation being approximately 5 kW output. We also on occasion install larger commercial projects of up to 3MW output.

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

•

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

•

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

Sales and Marketing

Our conventional marketing program includes presentation booths at tradeshows and consumer shows, Internet search engine optimization, pay-per-click ad words, Internet banner advertisements, affiliate marketing programs, canvassing, community involvement initiatives and customer referral programs.

To enhance our solar energy integration business by generating leads of potential solar energy system customers and promoting our brand awareness, we operate our Solar Living Center and maintain a robust website. Our website provides pricing tools, media programming, in-depth articles and product information, and how-to instructional content. We also receive new customer leads from the referrals of our satisfied customers, through our customer rewards and affinity programs, from designers and architects with whom we have worked on previous projects, and through the strength and longevity of our Real Goods Solar brand name and reputation. We believe that these attractive sources of leads lower our customer acquisition costs to below what we estimate they would be if we were to rely solely on traditional marketing methods such as print, radio, television and Internet search words.

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

We own the Real Goods Solar Living Center, which is located on a 12-acre campus in Hopland, California, approximately 95 miles north of San Francisco. The Solar Living Center is a demonstration site for the technology and culture of solar living and serves as a very effective source of qualified leads for solar installations. In 2011, the Solar Living Center had over 150,000 visitors. Since it opened in 1996, more than 2.5 million people have visited the Solar Living Center, and it has become one of the largest tourist attractions in Northern California throughout the year.

Customers

Our residential customers have historically shared a number of characteristics. They tend to be college-educated homeowners, 30 to 65 years in age, high-income earners who are generally motivated both by environmental and economic reasons to install a solar energy system. Our residential solar energy systems are generally 10kW or smaller in size, and our commercial solar energy systems are generally no larger than 1MW in size. Our typical residential customer is connected to the utility grid. Our commercial customers have included wineries, schools, apartment buildings, low income housing communities, churches and retail facilities.

Suppliers

We do not manufacture solar PV modules, inverters or other components used in our solar energy systems, but purchase those components directly from manufacturers or, in some cases, from third-party distributors. We purchase solar PV modules manufactured by Kyocera, Sharp, SunTech, SunPower and others. We purchase inverters manufactured by SMA, Enphase and others. We currently purchase the components used in our solar energy systems on a purchase order basis from a select group of manufacturers or suppliers. If we are unable to purchase from any of these sources in the future, we do not believe we would have difficulty in securing alternative supply sources, because all of the components we use in our solar energy systems are available from a number of different sources. With that said, the world-wide market for solar PV modules has from time to time experienced shortages of supply that have increased prices and affected availability.

Competition

The solar energy industry is in its early stages of development and is highly fragmented, consisting of many small, privately held companies with limited resources and operating histories but some of which benefit from operating efficiencies or low overhead requirements. A number of competitors exist in the California market, including companies such as REC Solar, Verengo and Solar City. Several of our competitors have expanded their market share in the California market by opening multiple offices within the state. We estimate that we are currently in the top two residential solar energy system installers in California. In Colorado our competitors include Namaste Solar Electric, REC Solar and Solar City, but we are not aware of published data regarding competitive positions in Colorado. In the northeast, our competitors include Solar City, Sungevity, Trinity Solar and others. We compete on factors such as brand recognition, quality of services and products, pricing, speed and quality of installation.

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

Intellectual Property

We operate under and have registered the tradenames “Real Goods”, which was last renewed in 2004, and “Real Goods Solar”, which is pending a tradename application. We believe these tradenames are significant assets to our business. The Real Goods tradename registration is valid for ten years and we endeavor to maintain such registrations as valid and current by filing all required renewal forms when due. In addition, we hold the copyright for most of the contents of the “Solar Living Sourcebook.”

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

Employees

As of February 24, 2012, we had approximately 381 full-time and 13 part-time employees, including installation personnel.

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

Government subsidies are an important economic factor in the determination to purchase a solar energy system. Certain states, localities and utilities offer incentives to offset a portion of the cost of qualified solar energy systems. These incentives can take many forms, including direct rebates, state tax credits, system performance payments and renewable energy credits, or RECs. The reduction or elimination of such incentives or delays or interruptions in the implementation of favorable federal or state laws could substantially increase the cost of our systems to our customers, resulting in a significant reduction in demand for our solar energy systems, which would negatively impact our business.

Adverse general economic conditions could have a material impact on our business.

Adverse overall economic conditions that impact consumer spending could impact our results of operations. Future economic conditions affecting disposable income such as employment levels, consumer confidence, credit availability, business conditions, stock market volatility, weather conditions, acts of terrorism, threats of war, and interest and tax rates could reduce consumer spending or cause consumers to shift their spending away from our products. If the economic conditions continue to be adverse or worsen, we may experience material adverse impacts on our business, operating results and financial condition. The ongoing financial crisis and the loss of confidence in the stock market has increased our cost of funding and limited our access to some of our traditional sources of liquidity, including both secured and unsecured borrowings. Increases in funding costs and limitations on our access to liquidity could have a negative impact on our earnings and our ability to consummate additional acquisitions. In addition, the deteriorating general economic conditions in the United States has caused a drop in consumer spending in general, and discretionary spending in particular. This has caused a decline in the number of purchases of solar energy systems. Overall, the economic environment during our 2011 fiscal year has been slightly adverse for our business compared to the previous year and there can be no assurance that these conditions will improve in the near term. Until they do, we expect our results of operations to be slightly adversely affected.

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

The solar energy market is at a relatively early stage of development, and the extent to which solar energy will be widely adopted and the extent to which demand for solar energy systems will increase are uncertain. If solar energy does not achieve widespread adoption or demand for solar energy systems fails to develop sufficiently, we may be unable to grow our business at the rate we desire. In addition, demand for solar energy systems in our targeted markets may not develop or may develop to a lesser extent or more slowly than we anticipate. Many factors may affect the demand for solar energy systems, including the following:

•	availability of government and utility company subsidies and incentives to support the development of the solar energy industry;

•	fluctuations in economic and market conditions that affect the viability of conventional and non-solar renewable energy sources, such as changes in the price of oil and other fossil fuels;

•	cost-effectiveness, performance and reliability of solar energy systems compared with conventional and other non-solar renewable energy sources and products;

•	success of other renewable energy generation technologies, such as hydroelectric, wind, geothermal, solar thermal, concentrated solar and biomass;

•	availability of financing with economically attractive terms;

•	fluctuations in expenditures by purchasers of solar energy systems, which tend to decrease in slower economic environments and periods of rising interest rates and tighter credit; and

•	deregulation of the electric power industry and the broader energy industry.

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

For some of our projects, we recognize revenue on system installations on a percentage-of-completion basis and payments are due upon the achievement of contractual milestones, and any delay or cancellation of a project could adversely affect our business.

For some of our projects, we recognize revenue on our system installations on a percentage-of-completion basis and, as a result, our revenue from these installations is driven by the performance of our contractual obligations, which is generally driven by timelines for the installation of our solar power systems at customer sites. This could result in unpredictability of revenue and, in the short term, a revenue decrease. As with any project-related business, there is the potential for delays within any particular customer project. Variation of project timelines and estimates may impact the amount of revenue recognized in a particular period. In addition, certain customer contracts may include payment milestones due at specified points during a project. Because we must invest substantial time and incur significant expense in advance of achieving milestones and the receipt of payment, failure to achieve milestones could adversely affect our business and cash flows.

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

We derive the majority of the revenue from our solar energy integration services from sales in west coast and northeast states.

We currently derive the vast majority of our revenue from solar energy integration services from projects in fewer than ten states located in the west coast and northeast. This geographic concentration exposes us to increased risks associated with the growth rates, government regulations, economic conditions, and other factors that may be specific to those states to which we would be less subject if we were more geographically diversified. The growth of our business will require us to expand our operations in existing markets and to commence operations in other states. Any geographic expansion efforts that we may make may not be successful, which would limit our growth opportunities.

Our business plan and proposed strategy have not been independently evaluated.

We have not obtained any independent evaluation of our business plan and proposed business strategy. There can be no assurance that our business plan and proposed strategy will generate sufficient revenues to maintain profitability.

Our success may depend in part on our ability to continue to make successful acquisitions.

As part of our business strategy, we plan to expand our operations through strategic acquisitions in our current markets and in new geographic markets. We acquired several businesses over the last few years. We cannot accurately predict the timing, size and success of our acquisition efforts. Our acquisition strategy involves significant risks, including the following:

•	limitations on our cash available for acquisitions;

•	market prices of our Class A common stock, to the extent we elect to use stock as all or part of the consideration for acquisitions;

•	our ability to identify suitable acquisition candidates at acceptable prices;

•	our ability to complete successfully the acquisitions of candidates that we identify;

•	our ability to compete effectively for available acquisition opportunities;

•	increases in asking prices by acquisition candidates to levels beyond our financial capability or to levels that would not result in the returns required by our acquisition criteria;

•	diversion of management’s attention to expansion efforts;

•	unanticipated costs and contingent liabilities associated with acquisitions;

•	failure of acquired businesses to achieve expected results;

•	our failure to retain key customers or personnel of acquired businesses; and

•	difficulties entering markets in which we have no or limited experience.

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

Our present indebtedness and projected future borrowings could adversely affect our financial health; future cash flows may not be sufficient to meet our obligations, and we may have difficulty obtaining additional financing; and we may experience adverse effects of interest rate fluctuations.

As of December 31, 2011, we had indebtedness of approximately $1.0 million. We have available to us a revolving line of credit of up to $7 million, of which $6.5 million was drawn on March 14, 2012. In addition, we received a loan of $1.7 million from Gaiam under the terms of the Shareholders Agreement entered into in connection with the Alteris merger and have available to us an additional $3.15 million under a commitment made by Riverside under the Shareholders Agreement.

There can be no assurance in the future whether we will generate sufficient cash flow from operations or through asset sales to meet our long-term debt service obligations. Our present indebtedness and projected future borrowings could have important adverse consequences to us, such as:

•	making it more difficult for us to satisfy our obligations with respect to our existing indebtedness;

•	limiting our ability to obtain additional financing without restructuring the covenants in our existing indebtedness to permit the incurrence of such financing;

•

requiring a substantial portion of our cash flow to be used for payments on the debt and related interest, thereby reducing our ability to use cash flow to fund working capital, capital expenditures and general corporate requirements;

•	limiting our ability to respond to changing business, industry and economic conditions and to withstand competitive pressures, which may affect our financial condition;

•

causing us to incur higher interest expense in the event of increases in interest rates on our borrowings that have variable interest rates or in the event of refinancing existing debt at higher interest rates;

•	limiting our ability to make investments, dispose of assets, pay cash dividends or repurchase stock;

•	increasing our vulnerability to downturns in our business, our industry or the general economy and restricting us from making improvements or acquisitions or exploring business opportunities;

•	placing us at a competitive disadvantage to competitors with less debt or greater resources; and

•	subjecting us to financial and other restrictive covenants in our indebtedness, the non-compliance with which could result in an event of default.

We cannot assure you that our business will generate sufficient cash flow from operations, that our anticipated revenue growth will be realized, or that future borrowings will be available to us under our available credit in amounts sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. In addition, if we consummate significant acquisitions in the future, our cash requirements and our debt service requirements may increase significantly.

If we fail to generate sufficient cash flow from future operations to meet our debt service obligations, we may need to refinance all or a portion of our debt on or before maturity. We cannot assure you that we will be able to refinance any of our debt on attractive terms, commercially reasonable terms or at all. Our future operating performance and our ability to service, extend or refinance our indebtedness will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

Our indebtedness imposes restrictive covenants on us.

Our indebtedness imposes various customary covenants on us and our subsidiaries. The restrictions that are imposed under these debt instruments include, among other obligations, limitations on our and our subsidiaries’ ability to:

•	sell assets;

•	change our business, management or ownership;

•	engage in any merger, acquisition or consolidation transactions;

•	incur additional debt;

•	make dividends or distributions and repurchase stock;

•	make investments;

•	enter into certain transactions with affiliates; and

•	make payments on subordinated obligations.

Our ability to comply with the covenants imposed by the terms of our indebtedness may be affected by general economic conditions, industry conditions, and other events beyond our control. As a result, we cannot assure you that we will be able to comply with these covenants. Our failure to comply with such covenants, including failure to comply as a result of events beyond our control, could result in an event of default, which could materially and adversely affect our operating results and our financial condition.

If there were an event of default under our indebtedness, the holders of the defaulted debt could cause all amounts outstanding with respect to that debt to be due and payable, subject to applicable grace periods. This could trigger cross-defaults under our other debt instruments. We cannot assure you that our assets or cash flow would be sufficient to repay borrowings under our outstanding debt instruments if accelerated upon an event of default, or that we would be able to repay, refinance or restructure the payments on any of those debt instruments.

Our operations are largely dependent on the skill and experience of our management and key personnel. The loss of management and other key personnel or our inability to hire additional personnel could significantly harm our business and our ability to expand, and we may not be able to effectively replace members of management who have left the company.

Our continued success and our ability to maintain our competitive position is largely dependent upon, among other things, the efforts and skills of our senior executives and management team. Other than with respect to Erik Zech, our chief financial officer, we have not entered into employment agreements with our senior executives and key personnel. We cannot guarantee that these individuals will remain with us. If we lose the services of any members of our management team or other key personnel, our business may be significantly impaired. We cannot assure you that we will be able to retain our existing senior executive and management personnel or attract additional qualified senior executive and management personnel.

The loss of or failure to hire additional personnel could materially and adversely affect our business, operating results and our ability to expand.

Further, the expansion of our business could place a significant strain on our managerial, financial and personnel resources. To reach our goals, we must successfully recruit, train, motivate and retain additional employees, including management and technical personnel, integrate new employees into our overall operations and enhance our financial and accounting systems, controls and reporting systems. While we believe we have personnel sufficient for the current requirements of our business, expansion of our business could require us to employ additional personnel. The loss of personnel or our failure to hire additional personnel could materially and adversely affect our business, operating results and our ability to expand.

Our success depends on the value of our Real Goods Solar brand.

We depend on the name recognition of our Real Goods Solar brand in our marketing efforts. Maintaining and building recognition of our brand are important to expanding our customer base. If the value of our brand were adversely affected, our ability to attract customers would be negatively impacted and our growth could be impaired.

Our failure to protect our brands may undermine our competitive position and litigation to protect our brands or defend against third-party allegations of infringement may be costly.

We believe that it is important for our business to achieve brand recognition. We rely primarily on tradenames to achieve this. Third parties may infringe or misappropriate our trademarks, trade names, and other intellectual property rights, which could have a material adverse effect on our business, financial condition, or operating results. In addition, policing unauthorized use of our trademarks, trade names, and other intellectual property can be difficult and expensive. Litigation may be necessary to enforce our intellectual property rights or determine the validity and scope of the proprietary rights of others. We cannot give assurance that the outcome of such potential litigation will be in our favor. Such litigation may be costly and may divert management attention as well as expend our other resources away from our business. An adverse determination in any such litigation will impair our intellectual property rights and may harm our business, prospects, and reputation.

We are subject to litigation which, if adversely determined, could cause us to incur substantial losses.

From time to time during the normal course of operating our businesses, we are subject to various litigation claims and legal disputes. Some of the litigation claims may not be covered under our insurance policies, or our insurance carriers may seek to deny coverage. As a result, we might also be required to incur significant legal fees, which may have a material adverse effect on our financial position. In addition, because we cannot accurately predict the outcome of any action, it is possible that, as a result of current and/or future litigation, we will be subject to adverse judgments or settlements that could significantly reduce our earnings or result in losses.

We depend upon a limited number of suppliers for the components used in our solar energy systems and our inability to purchase components would adversely affect our results of operations.

We rely on third-party suppliers for components used in our solar energy systems. During 2011, Kyocera, Sharp, SunTech, Canadian Solar and SunPower accounted for over 80% of our purchases of solar PV modules; and SMA and Enphase accounted for over 90% of our purchases of inverters. The failure of our suppliers to supply us with components in a timely manner or on commercially reasonable terms could result in lost orders, delay our project schedules and harm our operating results and business expansion efforts. Our orders with certain of our suppliers may represent a very small portion of their total business. As a result, these suppliers may not give priority to our business, leading to potential delays in or cancellation of our orders. If any of our suppliers were to fail to supply our needs on a timely basis or to cease providing us key components we use, we would be required to secure alternative sources of supply. We may have difficulty securing alternative sources of supply in a timely manner and on commercially reasonable terms. If this were to occur, our business would be harmed.

Shortages in the supply of silicon or other supply chain issues could adversely affect the availability and cost of the solar PV modules used in our solar energy systems.

Shortages of silicon and other supply chain issues could adversely affect the availability and cost of the solar PV modules we use in our solar energy systems. Manufacturers of solar PV modules depend upon the availability and pricing of silicon, one of the primary materials used in the manufacture of solar PV modules. The worldwide market for silicon from time to time experiences a shortage of supply, primarily because of demand for silicon by the semiconductor industry. Shortages of silicon cause the prices for solar PV modules to increase and supplies to become difficult to obtain. While we have been able to obtain sufficient supplies of solar PV modules to satisfy our needs to date, this may not be the case in the future. Future increases in the price of silicon or other materials could result in an increase in costs to us, price increases to our customers or reduced margins.

If the U.S. government imposes unfair trade practices duties on certain imports used in our business, our cost of doing business may increase and our result of operations may decrease.

Historically, we have purchased solar panels and other products used in our business manufactured both in China and elsewhere. On October 19, 2011, SolarWorld Industries America Inc. filed antidumping duty and countervailing duty petitions with the Department of Commerce and the International Trade Commission concerning imports of crystalline silicon photovoltaic cells, whether or not assembled into modules (solar cells), from the People’s Republic of China. In the event that antidumping duties or countervailing duties are imposed as a result, those duties will be imposed on all imports of the products subject to the petitions and make such imports more expensive for the importer and downstream purchasers, including us, to the extent that we purchase such imports. Further, the imposition of additional duties on some products used in the U.S. solar panel installation industry may cause the market price of other, competing products used in the industry to increase as well because the downward pressure on product prices in the industry is decreased. It is expected that the Department of Commerce and the International Trade Commission will make final determinations in the ongoing investigations by the end of the third quarter 2012.

We install solar energy systems, and many factors could prevent us from completing installations as planned, including the escalation of construction costs beyond increments anticipated in our installation budgets.

Solar installations have certain inherent risks, including the risks of fire, structural collapse, human error and electrical and mechanical malfunction. In addition, our projects entail additional risks related to structural heights. Our installation projects also entail significant risks, including:

•	shortages of materials;

•	shortages of skilled labor;

•	unforeseen installation scheduling, engineering, excavation, environmental or geological problems;

•	natural disasters, hurricanes, weather interference, fires, earthquakes or other casualty losses or delays;

•	unanticipated cost increases or delays in completing the projects;

•	delays in obtaining or inability to obtain or maintain necessary licenses or permits;

•	changes to plans or specifications;

•	performance by subcontractors;

•	disputes with subcontractors;

•

increases in the cost of solar panels and other products used in our installations, including as a result of unfair trade duties described elsewhere in these risk factors, higher labor and construction costs and other factors, may cause price increases beyond those anticipated in the budgets for our construction and installation projects.

Our installation projects expose us to risks of cost overruns due to typical uncertainties associated with any project or changes in the designs, plans or concepts of such projects. For these and other reasons, installation costs may exceed the estimated cost of completions.

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

We believe that our ability to compete depends in part on a number of factors outside of our control, including the following:

•	the ownership by competitors of proprietary tools to customize solar energy systems to the needs of particular customers;

•	the availability of proprietary solar financing solutions;

•	the price at which competitors offer comparable products;

•	marketing efforts undertaken by our competitors;

•	the extent of our competitors’ responsiveness to customer needs; and

•	integrator technologies.

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

We must meet the NASDAQ Global Market continued listing requirements or we risk delisting, which may decrease our stock price and make it harder for our shareholders to trade our stock.

Our Class A common stock is currently listed for trading on the NASDAQ Global Market. We must continue to satisfy NASDAQ’s continued listing requirements or risk delisting of our securities. Delisting would have an adverse effect on the price of our Class A common stock and likely also on our business. There can be no assurance that we will meet the continued listing requirements for the NASDAQ Global Market, or that our Class A common stock will not be delisted from the NASDAQ Global Market in the future. If our Class A common stock is delisted from NASDAQ, it may trade on the over-the-counter market, which may be a less liquid market. In such case, our shareholders’ ability to trade, or obtain quotations of the market value of, shares of our Class A common stock would be severely limited because of lower trading volumes and transaction delays. These factors could contribute to lower prices and larger spreads in the bid and ask prices for our securities.

In the event the make-up of our board of directors or audit committee were not, or are not in the future, in compliance with the SEC and NASDAQ independence requirements, we face a number of risks that could materially and adversely affect our shareholders and our business.

The SEC rules and the NASDAQ Global Stock Market’s continued listing requirements require, among other things, that a majority of the members of our board of directors are independent and that our audit committee consists entirely of independent directors. We currently comply with the SEC and NASDAQ requirements regarding director independence. However, in the event that we do not remain in compliance with these requirements, our executive officers could establish policies and enter into transactions without the requisite independent review and approval. This could present the potential for a conflict of interest between us and our shareholders generally and our executive officers, shareholders, or directors.

Further, our failure to comply with these requirements may limit the quality of the decisions that are made by our board of directors and audit committee, increasing the risk of material misstatements or omissions caused by errors or fraud with respect to our financial statements or other disclosures that may occur and not be detected in a timely manner or at all, or the payment of inappropriate levels of compensation to our executive officers. In the event that there are deficiencies or weaknesses in our internal control over financial reporting, we may misreport our financial results or lose significant amounts due to misstatements caused by errors or fraud. Finally, if the composition of our board of directors or audit committee fails to meet NASDAQ’s independence requirements in the future and we fail to regain compliance with NASDAQ’s continued listing requirements, our Class A common stock will be delisted from the NASDAQ Global Market, as further described in the previous risk factor.

The market price of our Class A common stock may be volatile, which could result in substantial losses for investors.

The market price of our Class A common stock may be volatile and could fluctuate widely in response to various factors, many of which are beyond our control, including the following:

•	actual or anticipated changes in our operating results;

•	regulatory, legislative or other developments affecting us or the solar energy industry generally;

•	changes in expectations relating to our services and products, plans and strategic position or those of our competitors or customers;

•	market conditions and trends within the solar energy industry;

•	acquisitions or strategic alliances by us or by our competitors;

•	litigation involving us, our industry or both;

•	introductions of new technological innovations, services, products or pricing policies by us or by our competitors;

•	the gain or loss of significant customers;

•	recruitment or departure of key personnel;

•	our ability to execute our business plan;

•	volume and timing of customer orders;

•	price and volume fluctuations in the overall stock market from time to time;

•	changes in investor perception;

•	the level and quality of any research analyst coverage of our Class A common stock;

•	changes in earnings estimates or investment recommendations by analysts;

•	the financial guidance we may provide to the public, any changes in such guidance or our failure to meet such guidance;

•	trading volume of our Class A common stock or the sale of such stock by Gaiam, our management team or directors; and

•	economic and other external factors that impact purchasing decisions of our potential customers.

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

Securities analysts may not continue to cover our Class A common stock, and this may have a negative impact on our Class A common stock’s market price.

The trading market for our Class A common stock depends, in part, on the research and reports that securities analysts publish about us and our business. We do not have any control over these analysts. If we are covered by securities analysts, and our stock is downgraded, our stock price would likely decline. If the analyst ceases to cover us or fails to publish regular reports on us, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.

Ownership could be diluted by future issuances of our stock, options, warrants or other securities.

Ownership of our securities may be diluted by future issuances of capital stock or the exercise of outstanding or to be issued options, warrants or convertible notes to purchase capital stock. In particular, we may sell securities in the future in order to finance operations, expansions, or particular projects or expenditures.

There is a limited public trading market for our Class A common stock.

Our Class A common stock is currently traded on the NASDAQ Global Market under the trading symbol “RSOL.” There is a limited public trading market for our Class A common stock. Without an active trading market, there can be no assurance of any liquidity or resale value of our Class A common stock, and shareholders may be required to hold shares of our Class A common stock for an indefinite period of time.

Our business is subject to reporting requirements that continue to evolve and change, which could continue to require significant compliance effort and resources.

Because our Class A common stock is publicly traded, we are subject to certain rules and regulations of federal, state and financial market exchange entities charged with the protection of investors and the oversight of companies whose securities are publicly traded. These entities, including the Public Company Accounting Oversight Board, the SEC and the NASDAQ, periodically issue new requirements and regulations and legislative bodies also review and revise applicable laws such as the Sarbanes-Oxley Act of 2002 and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. As interpretation and implementation of these laws and rules and promulgation of new regulations continues, we will continue to be required to commit significant financial and managerial resources and incur additional expenses.

Risk Factors Related to our Relationship with Gaiam and Riverside Renewable Energy Investment LLC (“Riverside”)

Gaiam and Riverside have significant influence over Real Goods Solar and their interests may conflict with or differ from interests of other shareholders.

Gaiam and Riverside hold approximately 37.5% and 29.3%, respectively, of the currently outstanding shares of our Class A common stock. Further, pursuant to the terms of the Shareholders Agreement entered into in connection with the closing of the Alteris merger, Gaiam and Riverside currently each has the right to designate two individuals for appointment or nomination to our board of directors and they have agreed to vote their securities in favor of the election to our board of directors of these designated individuals. Because of their voting rights and their ability to designate individuals for appointment or nomination to our board of directors, each of them will be able to exert significant influence over our company and matters requiring approval by our shareholders, including the election of directors, increasing our authorized capital stock, financing activities, a merger or sale of our assets and the number of shares available for issuance under our Incentive Plan. Our Chairman, Jirka Rysavy, who is also the Chairman of Gaiam, currently owns approximately 27% of the outstanding equity, and in excess of 50% of the voting power, of Gaiam and is one of two individuals designated by Gaiam to serve on our board of directors.

Gaiam and Riverside are not prohibited from selling a significant interest in our company to a third party and may do so without shareholder approval and without providing for a purchase of other shares of Class A common stock. Accordingly, shares of Class A common stock may be worth less than they would be if Gaiam and Riverside did not maintain voting significance over us.

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

In connection with our initial public offering, we entered into an Intercorporate Services Agreement to retain the ability for specified periods to use certain Gaiam resources. This agreement automatically renews on a quarterly basis. Any decision by us to terminate this agreement would be approved by disinterested members of our management and board of directors under our procedures regarding related party transactions. In connection with the expiration or termination of this agreement, we will need to create our own administrative and other support systems or contracts with third parties to replace Gaiam’s services. These services may not be provided at the same level as when we were a wholly owned subsidiary of Gaiam, and we may not be able to obtain the same benefits that we received prior to the separation. These services may not be sufficient to meet our needs, and after our agreement with Gaiam expires or is terminated, we may not be able to replace these services at all or obtain these services at prices and on terms as favorable as we currently have with Gaiam. Any failure or significant downtime in our own administrative systems or in Gaiam’s administrative systems during the transitional period could result in unexpected costs, impact our results or prevent us from paying our suppliers or employees and performing other administrative services on a timely basis.

Our inability to resolve any disputes that arise between us and Gaiam with respect to our past and ongoing relationships may result in a reduction of our revenue, and such disputes may also result in claims for indemnification.

Disputes may arise between Gaiam and us in a number of areas relating to our past and ongoing relationships, including the following:

•	labor, tax, employee benefit, indemnification and other matters arising from our separation from Gaiam;

•	employee retention and recruiting;

•	business combinations involving us;

•	pricing for shared and transitional services;

•	sales or distributions by Gaiam of all or any portion of its ownership interest in us;

•	the nature, quality and pricing of services Gaiam has agreed to provide us; and

•	business opportunities that may be attractive to both Gaiam and us.

We may not be able to resolve any potential conflicts, and even if we do, the resolution may be less favorable than if we were dealing with an unaffiliated party. In addition, we have indemnification obligations under the Tax Sharing Agreement, Intercorporate Services Agreement, Facility Lease Agreement and Amended and Restated Registration Rights Agreement with Gaiam, and disputes between us and Gaiam may result in claims for indemnification. However, we do not currently expect that these indemnification obligations will materially affect our potential liability compared to what it would be if we did not enter into these agreements with Gaiam.

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

Possible future sales of shares by Gaiam or Riverside could adversely affect the market price of our Class A common stock, even if our business is doing well.

Gaiam or Riverside may sell any or all of the shares of common stock owned by it from time to time for any reason. Under the Amended and Restated Registration Rights Agreement among Gaiam, Riverside and us, entered into in connection with the closing of the Alteris merger, Gaiam and Riverside have the right to require us to register the shares of Class A common stock that they own to facilitate the possible sale of such shares. However, Gaiam and Riverside have agreed not to exercise their registration rights for the time being pursuant to the terms of the Shareholders Agreement they entered into with us in connection with the closing of the Alteris merger. Although we cannot predict the effect, if any, that future sales of shares of Class A common stock by Gaiam or Riverside would have on the market price prevailing from time to time, sales of substantial amounts of Class A common stock or the availability of such shares for sale could adversely affect prevailing market prices.

Item 1B.	Unresolved staff comments

None

Item 2.	Properties

Our principal executive offices are located in Louisville, Colorado. Our Hopland, California property is also the location of a 12-acre Solar Living Center. The following table sets forth certain information relating to our primary facilities:

Primary Locations	Size	Use	Lease Expiration

Louisville, CO	29,109 sq. ft.	Corporate Headquarters	December 2016

San Rafael, CA	11,800 sq. ft.	Office and warehouse	January 2013

Fresno, CA	10,000 sq. ft.	Office and warehouse	October 2013

Murrieta, CA	8,205 sq. ft.	Office and warehouse	April 2014

San Jose, CA	7,488 sq. ft.	Office and warehouse	September 2012

Primary Locations	Size	Use	Lease Expiration

Hopland, CA	6,700 sq. ft.	Office and retail store	Owned

Denver, CO	5,885 sq. ft.	Office and warehouse	October 2012

Orange, CA.	5,000 sq. ft.	Office and warehouse	October 2012

Wilton, CT	2,500 sq. ft.	Office and warehouse	July 2012

Providence, RI	2,500 sq. ft.	Office and warehouse	July 2012

Our existing facilities have lease renewal options ranging from 6 months to 6 years. We believe our facilities are adequate to meet our current needs and that suitable additional facilities will be available for lease or purchase when, and as, we need them.

Item 3.	Legal proceedings

From time to time, we are involved in legal proceedings that we consider to be in the normal course of business. We do not believe that any of these proceedings will have a material adverse effect on our business.

Item 4.	Mine Safety Disclosures

Not applicable.

Part II

Item 5.	Market for registrant’s common equity, related stockholder matters and issuer purchases of equity securities

Stock Price History

Our Class A common stock is listed on the NASDAQ Global Market under the symbol “RSOL”. On March 12, 2012, we had 14 shareholders of record and 26,660,640 shares of $.0001 par value Class A common stock and no shares of $.0001 par value Class B shares outstanding.

The following table sets forth certain sales price and trading volume data for our Class A common stock for the periods indicated:

	High	Low	Close	Average Daily Volume
Fiscal 2011:
Fourth Quarter	$1.99	$0.99	$1.43	26,876
Third Quarter	$3.06	$1.72	$1.82	40,055
Second Quarter	$2.99	$2.22	$2.99	25,140
First Quarter	$2.92	$2.35	$2.65	39,339
Fiscal 2010:
Fourth Quarter	$4.07	$2.35	$2.55	28,509
Third Quarter	$3.73	$2.25	$3.69	15,580
Second Quarter	$4.80	$3.00	$3.16	21,498
First Quarter	$3.91	$2.87	$3.41	13,357

Issuer Purchases of Registered Equity Securities

We purchased shares of our Class A common stock as follows:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
June 30, 2011 (1)	379,400	$2.79	—	—

(1)	On June 30, 2011, we repurchased these shares of our Class A common stock in a negotiated transaction.

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

Sale of Unregistered Securities

In connection with the closing of the Alteris merger on December 19, 2011, we issued 8.7 million shares of our Class A common stock to the sellers (former members of Alteris) as consideration for Alteris. The shares were valued at $21.6 million based on our Class A common stock closing market price of $2.48 per share on June 21, 2011. We issued the shares pursuant to the exemption from registration provided by Rule 506 of Regulation D under the Securities Act of 1933, as amended. In issuing the shares, we relied on the representations and warranties of Alteris’ members in support of the satisfaction of the conditions contained in Regulation D.

On December 31, 2011, we issued 2,153,293 shares of our Class A common stock to Gaiam upon Gaiam’s conversion of its remaining 2,153,293 shares of our Class B common stock. We issued the shares pursuant to the exemption from registration provided by Sections 3(a)(9) and 4(2) of the Securities Act of 1933, as amended.

Equity Compensation Plan Information

The following table summarizes equity compensation plan information for our Class A common stock as of December 31, 2011:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	1,302,120	$2.94	596,023
Equity compensation plans not approved by security holders	600,000	2.49	—

Total	1,902,120	$2.80	596,023

Item 6.	Selected consolidated financial data

You should read the following selected consolidated financial data together with our consolidated financial statements and the related notes appearing elsewhere in this Form 10-K and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We derived the consolidated statements of operations data for each of the years ended December 31, 2011, 2010 and 2009 and the consolidated balance sheet data as of December 31, 2011 and 2010 from our audited consolidated financial statements included elsewhere in this Form 10-K. We derived the consolidated statements of operations data for the years ended December 31, 2008 and 2007 and the consolidated balance sheet data as of December 31, 2009, 2008 and 2007 from our audited consolidated financial statements, which are not included in this Form 10-K. The consolidated financial data for 2008 includes the effects of our acquisitions from the date of the transaction.

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

	Years ended December 31,
(in thousands, except per share data)	2011	2010	2009	2008 (b)	2007
Consolidated Statements of Operations Data:
Net revenue	$109,257	$77,324	$64,328	$39,221	$18,922
Cost of goods sold	81,397	55,814	48,371	28,779	12,426

Gross profit	27,860	21,510	15,957	10,442	6,496

Expenses:
Selling and operating	23,634	16,717	16,213	12,526	5,990
General and administrative	4,109	2,772	2,340	1,525	320
Acquisition-related costs	2,393	—	—	—	—
Impairment loss	—	—	—	27,192	—

Total expenses	30,136	19,489	18,553	41,243	6,310

Income (loss) from operations	(2,276)	2,021	(2,596)	(30,801)	186
Interest income (expense)	(184)	15	(2)	261	—

Income (loss) before income taxes and noncontrolling interest	(2,460)	2,036	(2,598)	(30,540)	186
Income tax expense (benefit)	(560)	797	(1,021)	(2,226)	84

Net income (loss)	(1,900)	1,239	(1,577)	(28,314)	102
Net (income) attributable to noncontrolling interest	—	—	—	(5)	—

Net income (loss) attributable to Real Goods Solar, Inc.	$(1,900)	$1,239	$(1,577)	$(28,319)	$102

Net income (loss) per share attributable to Real Goods Solar, Inc. common shareholders (a):
Basic and diluted	$(0.08)	$0.07	$(0.09)	$(1.89)	$0.01

Weighted average shares outstanding (a):
Basic	23,572	18,301	18,181	15,014	10,000

Diluted	23,572	18,367	18,101	15,014	10,000

(a)	Net income per share for 2007 is calculated as if Gaiam transferred our business assets and operations to us in return for 10,000,000 shares of our Class B common stock on January 1, 2007. We did not exist as a separate company during 2007. We computed earnings per share based on the shares outstanding following this contribution as if such shares were outstanding from the beginning of the periods presented.

(b)	We restated 2008 to reflect the correction of immaterial errors with regards to income taxes. Income tax benefit was reduced and net loss was increased by $364 thousand, and net loss per share increased by $0.03. See Note 12 to our consolidated financial statements for 2011.

	As of December 31,
(in thousands)	2011	2010	2009	2008	2007
Consolidated Balance Sheet Data:
Cash and cash equivalents	$11,813	$11,123	$12,206	$12,339	$542
Working capital (deficit)	18,751	23,559	20,583	22,330	(11,266)
Total assets (a)	89,549	47,599	42,930	39,701	20,986
Payable to Gaiam	2,176	2,865	1,636	1,111	16,286
Total liabilities	38,743	16,029	12,957	9,147	19,336
Total shareholders’ equity (a)	50,806	31,570	29,973	30,554	1,650

(a)	We restated total assets and total shareholders’ equity to reflect the correction of immaterial errors with regards to income taxes for 2008. Commencing with 2008, total assets and total shareholders’ equity were each reduced by $364 thousand. See Note 12 to our consolidated financial statements for 2011.

Item 7.	Management’s discussion and analysis of financial condition and results of operations

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

Overview

We are a leading residential and commercial solar energy EPC provider. We offer turnkey solar energy services, including design, procurement, permitting, build-out, grid connection, financing referrals and warranty and customer satisfaction activities. We install residential and commercial systems that are generally between 3 kW and 1MW output, with the average residential installation being approximately 5 kW output. We also on occasion install larger commercial projects of up to 3MW output.

Our revenues primarily result from the installation of solar energy systems. We also derive a portion of our revenues from the retail sale of renewable energy products. Our expenses primarily consist of labor costs incurred in connection with solar installations, product costs for solar photovoltaic modules and other products sold, and related office and warehouse costs.

2011 was a significant year for us. We executed our largest business acquisition to date, establishing ourselves as one of just a few national solar EPC providers. We now have much stronger geographical diversification of our revenue, as well as a more balanced mix between commercial and residential customers. We have also focused on centralizing a number of key operational functions that will allow us to more effectively scale our business.

As we go through 2012, we anticipate continuing to build on our 2011 accomplishments by expanding marketing and sales efforts to further leverage our solar installation capabilities while beginning to take advantage of our scalability and centralization efforts. We continue to expect strong demand for both residential and commercial solar installations despite the overall economic weakness in the United States.

Mergers and Acquisitions

Marin Solar, Inc.

On November 1, 2007, we purchased 100% ownership of Marin Solar for $3.2 million in cash, plus direct acquisition costs of approximately $0.2 million. As additional consideration we granted to the sellers warrants to purchase 40,000 shares of our Class A common stock at an exercise price of $3.20 per share, which vested 50% upon our initial public offering. Following such initial vesting, 2% of the warrants will vest each month thereafter. The warrants have a seven year term and were still outstanding at December 31, 2011.

Carlson Solar

On January 1, 2008, our then 88.4% owned subsidiary acquired certain of the assets of and assumed certain liabilities from Carlson Solar for $3.2 million in cash, plus direct acquisition costs of approximately $0.2 million. As part of the acquisition, as additional consideration, we granted warrants to purchase 30,000 shares of our Class A common stock at an exercise price of $3.20 per share, which vested 50% upon our initial public offering. Following such initial vesting, 2% of the warrants will vest each month thereafter. The warrants have a seven year term. The assets acquired were determined to have all inputs and processes necessary for the transferred assets to continue to conduct normal operations after acquisition; accordingly, the purchase price was treated as a business combination. On May 23, 2008, we exchanged 280,000 shares of our Class A common stock for our current Chief Financial Officer’s 11.6% ownership in Real Goods Carlson Inc. The warrants have a seven year term and were still outstanding at December 31, 2011.

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

Earth Friendly Energy Group Holdings, LLC d/b/a Alteris Renewables, Inc.

We obtained financial control, through an Agreement and Plan of Merger, of 100% of the voting equity interests of Earth Friendly Energy Group Holdings, LLC d/b/a Alteris Renewables, Inc. on June 21, 2011. The total consideration transferred was approximately $21.7 million and was comprised of 8.7 million shares of our Class A common stock, valued at $21.6 million based on our Class A common stock closing market price of $2.48 per share on June 21, 2011, and $0.1 million worth of replacement share-based payment awards attributable to services rendered prior to the acquisition date.

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

Revenue Recognition

Revenue consists primarily of solar energy system installation fees. We recognize revenue from fixed price contracts using either the completed or percentage-of-completion method, based on the size of the energy system installation. As a result of a recent business acquisition (see Note 3. Mergers and Acquisitions), we slightly modified our method of applying revenue recognition for fixed price contracts in that we now recognize revenue from energy system installations of less than 100 kilowatts, or kW, when the installation is substantially complete, while we recognize revenue from energy system installations equal to or greater than 100 kW on a percentage-of-completion basis, measured by the percentage of contract costs incurred to date to total estimated costs for each contract.

Allowances for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We make estimates of the collectability of our accounts receivable by analyzing historical bad debts, specific customer creditworthiness, and current economic trends. If the financial condition of our customers were to deteriorate such that their ability to make payments to us was impaired, additional allowances could be required.

Inventory

Inventory consists primarily of solar energy system components (such as solar panels and inverters) located in various warehouse facilities and finished goods held for sale at our Solar Living Center located in Hopland, California. We state our inventory at the lower of cost (first-in, first-out method) or market. We identify the inventory items to be written down for obsolescence based on the item’s current sales status and condition. We write down discontinued or slow moving inventories based on an estimate of the markdown to retail price needed to sell through our current stock level of the inventories.

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

Stock-Based Compensation

We recognize compensation cost for share-based awards based on the estimated fair value of the award on date of grant. We measure compensation cost at the grant date based on the estimated fair value of the award and recognize compensation cost upon the probable attainment of a specified performance condition or over a service period. We use the Black-Scholes option pricing model to estimate the fair value for purposes of accounting and disclosures. In calculating this fair value, there are certain highly subjective assumptions that we use, consisting of estimated market value of our stock, the expected life of the option, risk-free interest rate, dividend yield, and volatility. The use of a different estimate for any one of these components could have a material impact on the amount of calculated compensation expense.

Income Taxes

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

Results of Operations

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Net revenue. Net revenue increased $31.9 million, or 41.3%, to $109.3 million during 2011 from $77.3 million during 2010. All of the revenue growth was attributable to our acquisition of Alteris.

Gross profit. Gross profit increased $6.4 million, or 29.5%, to $27.9 million during 2011 from $21.5 million during 2010. As a percentage of net revenue, gross profit decreased to 25.5% during 2011 from 27.8% during 2010. The decrease in gross profit percentage was due to an increase in the mix of commercial revenue, as well as lower average margins on those commercial projects. Gross margins for residential improved in the latter half of 2011 as compared to the prior year due to improved selling practices and lower module pricing.

Selling and operating expenses. Selling and operating expenses increased $6.9 million, or 41.4%, to $23.6 million during 2011 from $16.7 million during 2010. As a percentage of net revenue, selling and operating expenses remained constant at 21.6% during 2011 and 2010. Approximately three-quarters of the increase in selling and operating expenses was due to the consolidation of Alteris, with the remainder due to increases in marketing spend, sales commissions, and travel expenses.

General and administrative expenses. General and administrative expenses increased $1.3 million, or 48.2%, to $4.1 million during 2011 from $2.8 million during 2010. As a percentage of net revenue, general and administrative expenses increased to 3.8% during 2011 from 3.6% during 2010. Approximately three-quarters of the increase in general and administrative expenses was due to the consolidation of Alteris, with the remainder due to the addition of senior management positions.

Acquisition-related costs. Acquisition-related costs were $2.4 million during 2011 and were the result of our acquisition of Alteris.

Income tax expense (benefit). Income tax benefit during 2011 was reduced by certain nondeductible acquisition-related costs for the Alteris acquisition that for tax purposes were capitalized into the basis of the stock investment.

Net income (loss). As a result of the above factors, net loss was $1.9 million during 2011 compared to net income of $1.2 million during 2010. Net loss per share was $0.08 during 2011 compared to net income per share of $0.07 during 2010.

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

Quarterly and Seasonal Fluctuations

The following table sets forth our unaudited quarterly results of operations during each of the quarters in 2011 and 2010. We believe this unaudited financial information includes all adjustments, consisting solely of normal recurring accruals and adjustments, necessary for a fair presentation of the results of operations for the quarters presented. This financial information should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Form 10-K. The results of operations for any quarter are not necessarily indicative of future results of operations.

(in thousands, except per share data)	Fiscal Year 2011 Quarters Ended
	March 31	June 30	September 30	December 31
Net revenue	$17,425	$19,954	$31,586	$40,292
Gross profit	5,029	5,360	7,853	9,618
Income (loss) before income taxes	68	(1,883)	(739)	94
Net income (loss)	37	(1,575)	(478)	116
Diluted net income (loss) per share	$0.00	$(0.08)	$(0.02)	$0.00
Weighted average shares outstanding-diluted	18,310	19,112	26,655	26,655

(in thousands, except per share data)	Fiscal Year 2010 Quarters Ended
	March 31	June 30	September 30	December 31
Net revenue	$15,005	$17,531	$24,626	$20,162
Gross profit	4,031	5,038	6,219	6,222
Income before income taxes	28	425	1,177	406
Net income	17	268	704	250
Diluted net income per share	$0.00	$0.02	$0.04	$0.01
Weighted average shares outstanding-diluted	18,364	18,399	18,305	18,308

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

Recently we acquired Alteris, a large solar integrator, and we anticipate significant capital requirements as a result of the acquisition. To the extent we have or can arrange available capital, we plan to continue to pursue acquisitions and other opportunities to expand our sales territories, technologies, and products and increase our sales and marketing programs as needed.

We did not have any material commitments for capital expenditures as of December 31, 2011, and we do not presently have any plans for future material capital expenditures.

On July 22, 2011, Alteris entered into a new financing arrangement with a bank to fund commercial solar installations. Under a master lease agreement between a project finance subsidiary of Alteris and the bank, the project finance subsidiary may form new subsidiaries that will enter into sale leaseback arrangements with solar installation customers to finance specifically designated solar installations. The project finance entities will grant a security interest in substantially all their assets, and the project finance subsidiary’s equity will be pledged by Alteris on a non-recourse basis to the bank. Alteris will provide limited unsecured guarantees of payment and performance of the obligations of the project finance entities, including operating, maintenance and indemnity obligations and payment of certain fees and expenses. This financing arrangement would not generate capital for use in our business, but instead would offer a financing alternative to our commercial installation customers. As of December 31, 2011, there were no commercial solar installations funded under this financing arrangement.

On December 19, 2011, we entered into a Loan and Security Agreement with a bank (the “Loan and Security Agreement”). The Loan and Security Agreement replaces previous credit arrangements between the bank and Alteris. The Loan and Security Agreement provides for a revolving line of credit with advances of up to $7 million based upon the collateral value of our accounts receivable. All borrowings are collateralized by a security interest in substantially all of our assets other than our interests in Alteris Project Financing Company LLC, and bear interest at (i) the greater of the bank’s prime rate or 4.00%, plus (ii) 1.75% (or 5.75% during an event of default) unless we maintain certain liquidity benchmarks. The line of credit facility will mature on August 31, 2012. The line of credit has a facility fee of 0.5% per year of the average daily unused portion of the available line of credit during the applicable calendar quarter. The borrowers may reserve up to $500,000 for stand-by letters of credit under the line of credit. The Loan and Security

Agreement contains various covenants, including a covenant requiring compliance with a liquidity ratio defined in the Loan and Security Agreement. The obligations may be accelerated upon an event of default, including covenant and payment defaults, material adverse change, defaults under other indebtedness giving rise to the right to accelerate payment of such indebtedness, final judgments of at least $50,000, and the borrowers’ insolvency or bankruptcy, among other things. Pursuant to the Loan and Security Agreement, we have guaranteed the obligations of the borrowers under the Loan and Security Agreement and collateralized our guaranty obligations by a security interest in substantially all of our assets under a separate Security Agreement, dated December 19, 2011, with the lender.

Upon the closing of the Alteris transaction on December 19, 2011, we received a commitment from Riverside Renewable Energy Investments, LLC (“Riverside”), the former majority owner of Earth Friendly Energy Holding Group, LLC d/b/a Alteris Renewables, Inc., to make a single cash advance to us up to $3.15 million and from Gaiam to advance us up to $1.7 million. Riverside’s portion of the advance commitment, which will expire on December 31, 2012, will be funded when we call the obligation and the Gaiam portion of the advance commitment was funded on December 30, 2011. The advances are for a period of 12 months, and bear interest at a rate of 10% if not repaid within one year from the date of advance. Additionally, if we do not call the advance from Riverside on or prior to December 31, 2012, then Riverside will pay a fee of $170,000 in cash to Gaiam within ten days after December 31, 2012. However, Riverside’s obligation to pay such fee to Gaiam will be nullified if we repay Gaiam’s advance by June 30, 2012.

Cash Flows

The following table summarizes our primary sources (uses) of cash during the periods presented:

	Years ended December 31,
(in thousands)	2011	2010	2009
Net cash provided by (used in):
Operating activities	$3,665	$(298)	$151
Investing activities	3,468	(785)	(284)
Financing activities	(6,443)	—	—

Net increase (decrease) in cash and cash equivalents	$690	$(1,083)	$(133)

Operating activities. Our operating activities provided net cash of $3.7 million and used net cash of $0.3 million during 2011 and 2010, respectively. Our net cash provided by operating activities during 2011 was primarily attributable to increased accounts payable and deferred revenue and other current liabilities of $7.0 million and $1.9 million, respectively, decreased accounts receivable, other current assets, and deferred costs on uncompleted contracts and advertising of $2.2 million, $1.0 million, and $0.5 million, respectively, and noncash adjustment to the net loss of $0.9 million, partially offset by increased costs in excess of billings on uncompleted contracts of $5.3 million, net loss of $1.9 million, decreased accrued liabilities of $1.5 million, and increased inventory of $0.9 million. Our net cash used by operating activities during 2010 was primarily attributable to increased accounts receivable of $5.3 million and inventory of $1.6 million, partially offset by increased accounts payable and accrued liabilities, and payable to Gaiam of $1.3 million and $1.2 million, respectively, net income of $1.2 million, noncash adjustments to our net income of $1.1 million, decreased deferred costs on uncompleted contract and advertising of $0.9 million, increased deferred revenue on uncompleted contracts of $0.5 million, and decreased other current assets of $0.2 million.

Investing activities. Our investing activities provided net cash of $3.5 million and used net cash of $0.8 million during 2011 and 2010, respectively. Our net cash provided by investing activities during 2011 was primarily attributable to $3.4 million of cash acquired from our acquisition of Alteris and reduction in restricted cash of $0.7 million, partially offset by the acquisition of property and equipment of $0.6 million. Our cash used in investing activities during 2010 was used to acquire property and equipment.

Financing activities. Our financing activities used net cash of $6.4 million during 2011 to repay borrowings on Alteris’ line of credit, debt, and capital lease obligations of $5.3 million and to repurchase 379,400 shares of our Class A common stock for $1.1 million.

We believe our available cash, the advance commitments from Gaiam and Riverside described above, the funds available under the bank line of credit described above and cash expected to be generated from operations should be sufficient to fund our normal business operations for the foreseeable future. Our available cash was approximately $11.8 million as of December 31, 2011, but will be reduced significantly as a result of remaining fees and other expenses related to the Alteris acquisition. Our projected cash needs may change as a result of operational difficulties, possible acquisitions, or other factors. If required by our liquidity needs, we believe that we could obtain debt financing (in addition to or as a substitute for the line of credit discussed above) that would assist us in meeting our cash requirements.

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

Contractual Obligations

We have commitments under operating leases and various service agreements with Gaiam (see Note 8 to our notes to consolidated financial statements), but do not have any significant outstanding commitments under long-term debt obligations or purchase obligations. The following table shows our commitments to make future payments under our operating leases:

(in thousands)	Total	< 1 year	1-3 years	3-5 years	> 5 yrs
Operating lease obligations	$1,414	$551	$472	$391	$—

To the extent we become entitled to utilize certain loss carryforwards relating to periods prior to our initial public offering, we will distribute to Gaiam the tax effect (estimated to be 34% for federal income tax purposes) of the amount of such tax loss carryforwards so utilized. Accordingly, we recognized a valuation allowance against all of our deferred tax assets as of the effective date of our tax sharing agreement with Gaiam, May 13, 2008. These net operating loss carryforwards expire beginning in 2018 if not utilized. Due to Gaiam’s step acquisitions of our company, we experienced “ownership changes” as defined in Section 382 of the Internal Revenue Code. Accordingly, our use of the net operating loss carryforwards is limited by annual limitations described in Sections 382 and 383 of the Internal Revenue Code. As of December 31, 2011, $4.4 million of these net operating loss carryforwards remained available for current and future utilization, meaning that potential future payments to Gaiam, which would be made over a period of several years, could therefore aggregate to approximately $1.6 million based on current tax rates.

As a condition of entering into some of our construction contracts, we had surety bonds of approximately $33.0 million at December 31, 2011.

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

Report of independent registered public accounting firm

To the Board of Directors and Shareholders of

Real Goods Solar, Inc.

Louisville, Colorado

We have audited the accompanying consolidated balance sheets of Real Goods Solar, Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Real Goods Solar, Inc. and subsidiaries as of December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

Ehrhardt Keefe Steiner & Hottman PC

March 15, 2012

Denver, Colorado

REAL GOODS SOLAR, INC.

Consolidated balance sheets

	As of December 31,
(in thousands, except share and per share data)	2011	2010
ASSETS
Current assets:
Cash	$11,813	$11,123
Restricted cash	172	—
Accounts receivable, net	21,539	19,259
Costs in excess of billings on uncompleted contracts	5,411	—
Inventory, net	12,264	6,394
Deferred costs on uncompleted contracts	1,313	215
Receivable and deferred tax assets	3,333	1,861
Other current assets	1,014	736

Total current assets	56,859	39,588
Property and equipment, net	6,930	5,401
Deferred tax assets	5,444	1,380
Goodwill	19,885	732
Other intangibles, net	390	—
Other assets	41	498

Total assets	$89,549	$47,599

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,785	$10,000
Accrued liabilities	3,292	2,630
Billings in excess of costs on uncompleted contracts	2,144	—
Debt	197	—
Capital lease obligations	126	—
Payable to Gaiam	2,176	2,865
Deferred revenue and other current liabilities	2,388	534

Total current liabilities	38,108	16,029
Debt, net of current portion	202	—
Capital lease obligations, net of current portion	433	—

Total liabilities	38,743	16,029

Commitments and contingencies
Shareholders’ equity:
Preferred stock, par value $.0001 per share; 50,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, par value $.0001 per share; 150,000,000 shares authorized; 26,660,640 and 16,157,339 shares issued and outstanding at December 31, 2011 and 2010, respectively	3	1
Class B common stock, par value $.0001 per share; 50,000,000 shares authorized; no shares and 2,153,293 shares issued and outstanding at December 31, 2011 and 2010, respectively	—	—
Additional paid-in capital	81,860	60,726
Accumulated deficit	(31,057)	(29,157)

Total shareholders’ equity	50,806	31,570

Total liabilities and shareholders’ equity	$89,549	$47,599

See accompanying notes to consolidated financial statements.

REAL GOODS SOLAR, INC.

Consolidated statements of operations

	Years ended December 31,
(in thousands, except per share data)	2011	2010	2009
Net revenue	$109,257	$77,324	$64,328
Cost of goods sold	81,397	55,814	48,371

Gross profit	27,860	21,510	15,957

Expenses:
Selling and operating	23,634	16,717	16,213
General and administrative	4,109	2,772	2,340
Acquisition-related costs	2,393	—	—

Total expenses	30,136	19,489	18,553

Income (loss) from operations	(2,276)	2,021	(2,596)
Interest income (expense)	(184)	15	(2)

Income (loss) before income taxes	(2,460)	2,036	(2,598)
Income tax expense (benefit)	(560)	797	(1,021)

Net income (loss).	$(1,900)	$1,239	$(1,577)

Net income (loss) per share:
Basic and diluted	$(0.08)	$0.07	$(0.09)

Weighted average shares outstanding:
Basic	23,572	18,301	18,181

Diluted	23,572	18,367	18,181

See accompanying notes to consolidated financial statements.

REAL GOODS SOLAR, INC.

Consolidated statement of changes in shareholders’ equity

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
(in thousands, except share data)	Shares	Amount	Shares	Amount
Balance at December 31, 2008	15,736,683	$1	2,153,293	$—	$59,372	$(28,819)	$30,554
Issuance of common stock and other equity changes related to acquisitions and compensation	399,616	—	—	—	996	—	996
Net loss	—	—	—	—	—	(1,577)	(1,577)

Balance at December 31, 2009	16,136,299	1	2,153,293	—	60,368	(30,396)	29,973
Issuance of common stock and other equity changes related to compensation	21,040	—	—	—	358	—	358
Net income	—	—	—	—	—	1,239	1,239

Balance at December 31, 2010	16,157,339	1	2,153,293	—	60,726	(29,157)	31,570
Issuance of common stock and other equity changes related to compensation	29,408	—	—	—	533	—	533
Issuance of common stock and stock options related to an acquisition	8,700,000	2	—	—	21,671	—	21,673
Repurchase of common stock	(379,400)	—	—	—	(1,070)	—	(1,070)
Conversion of Class B common stock to Class A common stock	2,153,293	—	(2,153,293)	—	—	—	—
Net loss	—	—	—	—	—	(1,900)	(1,900)

Balance at December 31, 2011	26,660,640	$3	—	$—	$81,860	$(31,057)	$50,806

See accompanying notes to consolidated financial statements.

REAL GOODS SOLAR, INC.

Consolidated statements of cash flows

	Years ended December 31,
(in thousands)	2011	2010	2009
Operating activities:
Net income (loss)	$(1,900)	$1,239	$(1,577)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	811	529	438
Amortization	210	—	—
Share-based compensation expense	524	348	282
Deferred income tax expense (benefit)	(623)	264	(1,115)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	2,231	(5,263)	(6,285)
Costs in excess of billings on uncompleted contracts	(5,328)	—	—
Inventory, net	(862)	(1,625)	4,401
Deferred costs on uncompleted contracts and advertising	512	874	84
Other current assets	1,041	265	114
Accounts payable	6,993	1,178	2,320
Accrued liabilities	(1,533)	130	1,365
Billings in excess of costs on uncompleted contracts	83	—	—
Deferred revenue and other current liabilities	1,914	534	(400)
Payable to Gaiam	(408)	1,229	524

Net cash provided by (used in) operating activities	3,665	(298)	151

Investing activities:
Cash from acquired business	3,416	—	—
Change in restricted cash	730	—	—
Purchase of property and equipment	(678)	(785)	(284)

Net cash provided by (used in) investing activities	3,468	(785)	(284)

Financing activities:
Principal borrowings (payments) on revolving line of credit, net	(3,119)	—	—
Principal payments on debt and capital lease obligations	(2,254)	—	—
Repurchase of Class A common stock, including related costs	(1,070)	—	—

Net cash used in financing activities	(6,443)	—	—

Net (decrease) increase in cash	690	(1,083)	(133)
Cash at beginning of year	11,123	12,206	12,339

Cash at end of year	$11,813	$11,123	$12,206

Supplemental cash flow information:
Income taxes paid	$208	$6	$—
Interest paid	187	—	—
Common stock issued for acquisition	21,576	—	732

See accompanying notes to consolidated financial statements.

Notes to consolidated financial statements

1. Principles of Consolidation, Organization and Nature of Operations

We are a leading residential and commercial solar energy EPC provider. We were incorporated in Colorado on January 29, 2008 under the name Real Goods Solar, Inc. (“Real Goods Solar”, “we”, “us”, or “our”). Our initial public offering of common stock occurred on May 7, 2008.

The consolidated financial statements include the accounts of Real Goods Solar and its majority-owned or otherwise controlled subsidiaries. We have prepared the accompanying consolidated financial statements in accordance with accounting principles generally accepted in the United States, or GAAP, and they include our accounts and those of our subsidiaries. Intercompany transactions and balances have been eliminated. We have included the results of operations of acquired companies from the effective date of acquisition.

2. Significant Accounting Policies

No changes were made to our significant accounting policies during the year ended December 31, 2011, except for revenue recognition for fixed price energy system installation contracts, which has been incorporated into our policies below. The change in accounting principle for revenue recognition was applied retrospectively, and did not have and is not expected to have in the future a material impact on our financial results.

We have evaluated events subsequent to December 31, 2011 and concluded that no material event has occurred which either would impact the results reflected in this report or our results going forward.

Cash

Cash represents demand deposit accounts with financial institutions that are denominated in U.S. dollars.

Concentration of Risk and Allowance for Doubtful Accounts

We have a potential concentration of credit risk in our accounts receivable in that a financing company that purchases and then leases installed solar energy system to host users and two commercial customers accounted for 20.2%, 12.8%, and 11.8%, respectively, of our accounts receivable as of December 31, 2011. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We make estimates of the collectability of our accounts receivable by analyzing historical bad debts, specific customer creditworthiness and current economic trends. The allowance for doubtful accounts was $0.5 million and $0.3 million at December 31, 2011 and 2010, respectively. If the financial condition of our customers or the public utilities or financing companies were to deteriorate such that their ability to make payments to us was impaired, additional allowances could be required.

Sales to our largest three customers for 2011 accounted for approximately 20%, 13% and 11%, respectively, of our total net revenue.

Inventory

Inventory consists primarily of solar energy system components (such as solar panels and inverters) located at our various warehouses and finished goods held for sale at our Solar Living Center located in Hopland, California. We state our inventory at the lower of cost (first-in, first-out method) or market. We identify the inventory items to be written down for obsolescence based on the item’s current sales status and condition. We write down discontinued or slow moving inventories based on an estimate of the markdown to retail price needed to sell through our current stock level of the inventories. At December 31, 2011 and 2010, we estimated obsolete or slow-moving inventory to be $0.2 million. Prior to 2011, Gaiam, Inc. (“Gaiam”) had historically fulfilled approximately 80% of our catalog and Internet sales through its central distribution center. We paid Gaiam supplier product costs, order fulfillment fees, and freight charges to drop-ship these sales to our customers, which payments are made through our Intercorporate Services Agreement. We determined the selection of products to be offered and set the sales price. We were responsible for the selling, marketing, and providing of these products to our customers and have our own customer service department to ensure the acceptability of our products. We beared the credit risk for the amount being billed to our customer. We leveraged our multichannel distribution (web promotions and our retail outlet located at the Solar Living Center) to market slow-moving or obsolete products.

Deferred Advertising Costs

Prior to 2011, we had deferred advertising costs related to the preparation, printing, advertising and distribution of catalogs. We deferred such costs for financial reporting purposes until the catalogs were distributed, then amortized such costs over succeeding periods on the basis of estimated direct relationship sales. We amortized seasonal catalogs within seven months and our annual catalogs within one year. Forecasted sales statistics were the principal factor used in estimating the amortization rate. We expense other advertising and promotional costs as incurred. Amounts recorded as advertising expense were $2.7 million, $2.2 million and $2.3 million for the years ended December 31, 2011, 2010 and 2009, respectively, and are included in selling and operating expense in the consolidated statements of operations.

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

Our goodwill balances were $19.9 million and $0.7 million at December 31, 2011 and 2010, respectively, and our other intangibles balances were $0.4 million and nil at December 31, 2011 and 2010, respectively. The goodwill increase was attributable to our acquisition of Alteris during 2011. See Note 3. Mergers and Acquisitions.

The following table represents our other intangibles subject to amortization, which were all customer related, as of December 31, 2011.

(in thousands)	December 31, 2011
Customer related:
Gross carrying amount	$600
Accumulated amortization	(210)

$390

The amortization periods range from 12 to 24 months. Amortization expense for the year ended December 31, 2011 was $0.2 million. Based on the December 31, 2011 balance of other intangibles, we estimate amortization expense to be $0.3 million for 2012 and $0.1 million for 2013.

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

Revenue Recognition

Revenue consists primarily of solar energy system installation. We recognize revenue from fixed price contracts using either the completed or percentage-of-completion method, based on the size of the energy system installation. As a result of a recent business acquisition (see Note 3. Mergers and Acquisitions), we slightly modified our method of applying revenue recognition for fixed price contracts in that we now recognize revenue from energy system installations of less than 100 kilowatts, or kW, when the installation is substantially complete, while we recognize revenue from energy system installations equal to or greater than 100 kW on a percentage-of-completion basis, measured by the percentage of contract costs incurred to date to total estimated costs for each contract. We recognize amounts billed to customers for postage and handling as revenue at the same time that the revenues arising from the product sale are recognized. We include postage and handling costs, which were approximately $0.1 million for 2011 and $0.2 million each year for 2010 and 2009, in selling and operating expense along with other fulfillment costs.

The assets “Costs in excess of billings on uncompleted contracts” and “Deferred costs on uncompleted contracts” represent costs incurred plus estimated earnings in excess of amounts billed on percentage-of-completion method contracts and costs incurred but not recognizable until recognition of the related contract revenue on completed-method contracts, respectively. The liability “Billings in excess of costs on uncompleted contracts” represents billings in excess of related costs on percentage-of-completion method contracts. We bill our large installation customers for contract performance progress according to milestones defined in their respective contracts. The prerequisite for billing is the completion of an application and certificate of payment form as per the contract, which is done after each month end. Unbilled receivables were immaterial at December 31, 2011 and 2010.

Allocation of Costs

Gaiam provides us with financial, audit, accounting, tax, treasury, human resources, payroll, technical and certain occupancy and related office services under Intercorporate Services and Facility Lease Agreements. Our accompanying financial statements include an allocation of these expenses. The allocation is based on a combination of factors, including revenueand operating expenses. We believe the allocation methodologies used are reasonable and result in an appropriate allocation of costs incurred by Gaiam and its subsidiaries on our behalf. However, these allocations may not be indicative of the cost of future services.

Share-Based Compensation

We recognize compensation cost for stock-based awards based on the estimated fair value of the award on date of grant. We measure compensation cost at the grant date based on the fair value of the award and recognize compensation cost upon the probable attainment of a specified performance condition or over a service period. We use the Black-Scholes option valuation model to estimate the fair value for purposes of accounting and disclosures. In estimating this fair value, there are certain assumptions that we use, as disclosed in Note 10. Share-Based Compensation, consisting of the expected life of the option, risk-free interest rate, dividend yield, volatility and forfeiture rate. The use of a different estimate for any one of these components could have a material impact on the amount of calculated compensation expense.

Income Taxes

We provide for income taxes pursuant to the liability method. The liability method requires recognition of deferred income taxes based on temporary differences between financial reporting and income tax bases of assets and liabilities, using current enacted income tax rates and regulations. These differences will result in taxable income or deductions in future years when the reported amount of the asset or liability is recovered or settled, respectively. Considerable judgment is required in determining when these events may occur and whether recovery of an asset is more likely than not. Our effective tax rate remains fairly consistent. We have significant NOL carryforwards and more likely than not expect our deferred tax assets to be fully recoverable through the reversal of taxable temporary differences in future years as a result of normal business activities. We have agreed under our tax sharing agreement with Gaiam to make payments to Gaiam as we utilize certain of our NOLs in the future. See Note 12. Income Taxes.

We must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. We measure the tax benefits recognized in the consolidated financial statements from such a position based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures. Interpretations of and guidance surrounding income tax law and regulations change over time and may result in changes to our subjective assumptions and judgments which can materially affect amounts recognized in our consolidated balance sheets and statements of operations. The result of the reassessment of our tax positions did not have a material impact on our consolidated financial statements. Our federal and state tax returns for all years after 2008 are subject to future examination by tax authorities for all our tax jurisdictions. We recognize interest and penalties related to income tax matters in interest expense and general and administration expenses, respectively.

Net Income (Loss) Per Share

We compute net income (loss) per share by dividing our net income (loss) by the weighted average number of shares of common stock outstanding for the period. Diluted net income (loss) per share reflects the potential dilution that could occur if options or warrants to issue shares our Class A common stock were exercised. Common share equivalents of 1,262,000, 584,000 and 517,000 shares have been omitted from net income (loss) per share for 2011, 2010 and 2009, respectively, as they are anti-dilutive.

The following table sets forth the computation of basic and diluted net income (loss) per share:

	For the Years Ended December 31,
(In thousands, except per share data)	2011	2010	2009
Numerator for basic and diluted net income (loss) per share	$(1,900)	$1,239	$(1,577)
Denominator:
Weighted average shares for basic net income (loss) per share	23,572	18,301	18,181
Effect of dilutive securities:
Weighted average of common stock, stock options and warrants	—	66	—

Denominators for diluted net income (loss) per share	23,572	18,367	18,181

Net income (loss) per share - basic	$(0.08)	$0.07	$(0.09)

Net income (loss) per share - diluted	$(0.08)	$0.07	$(0.09)

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

Recently Issued Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board issued an accounting standard update that simplifies how entities test goodwill for impairment and permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This guidance is effective for our year beginning January 1, 2012. We do not expect the guidance to have a material impact on our consolidated financial statements.

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

Our board of directors and the manager of Alteris each approved the Merger Agreement prior to the acquisition date. On September 13, 2011 we distributed an information statement to our shareholders with respect to the execution by Gaiam, the holder of a majority of our outstanding equity, of a written consent approving the Merger Agreement. The acquisition closed in December 2011.

The total consideration transferred was approximately $21.7 million and was comprised of 8.7 million shares, or $21.6 million worth based on our Class A common stock closing market price of $2.48 per share on June 21, 2011, and $0.1 million worth of replacement share-based payment awards attributable to services rendered prior to the acquisition date. Of this amount, 0.7 million shares were issued based on Alteris’ completion of a financing arrangement for commercial installation jobs, which we estimated, as of the acquisition date, would be completed. The consideration excludes $2.4 million of expenses that are reported as acquisition-related costs in our condensed consolidated statements of operations for the year ended December 31, 2011. In addition, the transaction had remaining contingent equity consideration of 2.0 million shares of our Class A common stock, which was contingent upon Alteris’ achievement of certain pre-tax income and cash flow performance targets for 2011, which was not earned. The fair value of the consideration shares was based on the closing price of our Class A common stock on the acquisition date.

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

The following table summarizes the estimated fair values of Alteris’ net assets acquired at the acquisition date.

(in thousands)	June 21, 2011
Cash	$3,416
Restricted cash	902
Accounts receivable	4,511
Inventory	5,008
Deferred costs on uncompleted contracts	1,609
Other current assets	2,528
Property and equipment	1,427
Deferred tax asset	4,226
Goodwill	19,153
Other intangibles	600

Total assets	43,380

Line of credit	(3,119)
Accounts payable and accrued liabilities	(11,681)
Debt	(2,608)
Billings in excess of costs on uncompleted contracts	(2,062)
Deferred revenue and other current liabilities	(2,239)

Net assets acquired	$21,671

We included the results of operations from Alteris in our consolidated financial statements from the acquisition date. Consequently, $40.9 million of revenue and $0.7 million of net income attributable to Alteris are included in our consolidated statement of operations for the year ended December 31, 2011.

The following is supplemental unaudited interim pro forma information for the Alteris acquisition as if we had issued 8.7 million shares of our Class A common stock to acquire this business on January 1, 2010. The pro forma net revenue and cost of goods sold were decreased by $0.7 million and $0.5 million, respectively, for the year ended December 31, 2011 to reflect Alteris’ adoption of our method, cost to cost, of measuring progress towards completion for jobs accounted for under the percentage of completion method. Additionally, the pro forma net loss was adjusted to exclude $2.4 million of nonrecurring expenses incurred during the year ended December 31, 2011, related to our acquisition of Alteris. Finally, pro forma net loss was adjusted by $0.6 million for the year ended December 31, 2010, to include amortization of intangible assets and share-based compensation expense related to replacement stock options, both resulting from the acquisition of Alteris. All pro forma adjustments are based on currently available information and upon assumptions that we believe are reasonable in order to reflect, on a supplemental pro forma basis, the impact of this acquisition on our historical financial information.

	Supplemental Pro Forma (Unaudited)
	Years Ended December 31,
(in thousands, except per share data)	2011	2010
Net revenue	$121,910	$127,300

Net loss	$(3,286)	$(2,422)

Net loss per share - basic	$(0.12)	$(0.08)

Net loss per share - diluted	$(0.12)	$(0.08)

During 2009, as purchase price true-up and contingent consideration related to the Regrid Power acquisition, we issued 163,504 and 200,000 shares of our Class A common stock, respectively, with an estimated combined fair value of $0.7 million and allocated the additional consideration to goodwill, which is not expected to be tax deductible. We used a period beginning two days before and two days after the date that the consideration became payable in determining the estimated fair value of the securities issued. The securities were issued to a trust benefiting the former owners of Regrid Power, one of whom served as our chief executive officer for eleven months after the acquisition.

We include results from operations of acquired companies in our consolidated financial statements from their respective effective acquisition dates.

4. Property and Equipment

Property and equipment, stated at lower of cost or estimated fair value, consists of the following as of December 31:

(in thousands)	2011	2010
Land	$3,100	$3,100
Buildings and leasehold improvements	2,330	1,931
Furniture, fixtures and equipment	1,121	551
Website development	542	223
Vehicles and Machinery	3,716	1,458

	10,809	7,263
Accumulated depreciation and amortization	(3,879)	(1,862)

	$6,930	$5,401

5. Revolving Line of Credit

We have a revolving line of credit which provides for advances not to exceed $7.0 million based upon the collateral value of our accounts receivable. All borrowings are collateralized by a security interest in substantially all of our assets other than our interests in Alteris Project Financing Company LLC, and bear interest at (i) the greater of the bank’s prime rate or 4.00%, plus (ii) 1.75% (or 5.75% during an event of default) unless we maintain certain liquidity benchmarks. The line of credit facility will mature on August 31, 2012. The line of credit has a facility fee of 0.5% per year of the average daily unused portion of the available line of credit during the applicable calendar quarter. We may reserve up to $500,000 for stand-by letters of credit under the line of credit. The Loan and Security Agreement establishing the line of credit contains various covenants, including a covenant requiring compliance with a liquidity ratio. As of December 31, 2011, there were no outstanding borrowings or stand-by letters of credit under this facility.

6. Debt

Our debt, all of which relates to Alteris, consisted of the following at December 31, 2011:

(in thousands, except installment amounts and interest rates)	December 31, 2011
Notes payable to finance companies for the purchase of vehicles and equipment in 36 to 60 monthly installments totaling $23,083, including interest ranging from 0% to 11.3%. The notes are secured by Alteris’ vehicles and equipment	$399
Less – current portion of debt	197

Debt, net of current portion	$202

Maturities of debt for each of the periods ended December 31st are as follows:

(in thousands)	Years Ending December 31,
2012	$197
2013	133
2014	67
2015	2

$399

The notes are subject to both positive and negative restrictions and covenants, which include maintaining certain debt service and adjusted leverage ratios.

7. Capital Lease Obligations

We have vehicles financed under capital leases. The cost of the capitalized leased assets included in property and equipment was $643 thousand at December 31, 2011. Accumulated amortization of capitalized leased assets was $109 thousand at December 31, 2011. Amortization expense for capitalized leased assets was $86 thousand for the year ended December 31, 2011.

Our future minimum lease payments and capital lease obligations at December 31, 2011 are as follows:

(in thousands)	At December 31, 2011
Year ending December 31,
2012	$155
2013	203
2014	154
2015	102

Total future minimum lease payments	614
Less – amounts representing interest	55

Total capital lease obligations	559
Less – current portion of capital lease obligations	126

Capital lease obligations, net of current portion	$433

8. Commitments and Contingencies

Operating Leases

We lease office and warehouse space through operating leases. Some of the leases have renewal clauses, which range from three to five years. Until July 2011, when we relocated this portion of our operations, we leased a facility from DTTC Properties, LLC, a limited liability company partially owned by our former chief executive officer, who also was a beneficial owner of our Class A common stock. This lease agreement required monthly base payments of $10,694 plus common area operating expenses. Under this lease, we incurred expense of approximately $75,000, $161,000 and $158,000 for the years ended December 31, 2011, 2010, and 2009, respectively. On December 19, 2011, we entered into a five year facility lease with Gaiam for office space located in one of Gaiam’s owned buildings in Colorado that commences January 1, 2012 and provides for monthly payment of approximately $16,300 plus common area maintenance expenses. The following schedule represents the annual future minimum payments of all our leases at December 31, 2011:

(in thousands)	At December 31, 2011
2012	$551
2013	258
2014	214
2015	196
2016	195

Total minimum lease payments	$1,414

We incurred rent expense of $0.5 million each year for years ended December 31, 2011 and 2010 and $0.6 million for the year ended December 31, 2009.

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

9. Shareholders’ Equity and Warrants

During 2011, we issued 29,408 shares of our Class A common stock under our 2008 Incentive Plan to our independent directors, in lieu of cash compensation, for services rendered during 2011.

On June 30, 2011, we repurchased 379,400 shares of our Class A common stock for a total cost of $1.1 million. We recorded this repurchase of our shares in accordance with the cost method of accounting for treasury stock. Since we have not yet decided the ultimate disposition of the re-acquired shares, their cost is reflected in our consolidated balance sheet at December 31, 2011 as a $1.1 million reduction to additional paid-in capital.

On December 19, 2011, we issued 8.7 million shares of our Class A common stock as consideration for Alteris. See Note 3. Mergers and Acquisitions.

On December 31, 2011, Gaiam converted its remaining 2,153,293 shares of our Class B common stock into shares of Class A common stock.

During 2010, we issued 21,040 shares of our Class A common stock under our 2008 Incentive Plan to our independent directors, in lieu of cash compensation, for services rendered during 2010. Following this issuance, Gaiam owned 54.6% of our total outstanding common stock. For the last four years, we have valued shares issued to our independent directors at estimated fair value based on the closing price of our Class A common stock on the date the shares were issued, which by policy is the last trading day of each quarter in which the services were rendered.

During 2009, we issued 36,112 shares of our Class A common stock under our 2008 Incentive Plan to our independent directors, in lieu of cash compensation, for services rendered during 2009, and issued 163,504 shares of our Class A common stock as purchase price true-up and 200,000 shares of our Class A common stock as contingent consideration at a combined value of $0.7 million for a business acquired in 2008 (see Note 3. Mergers and Acquisitions). Following these issuances, Gaiam owned 54.7% of our total outstanding common stock.

Commencing at December 31, 2008, we restated our accumulated deficit and total shareholders’ equity balances to reflect the correction of immaterial errors with regards to income taxes for 2008. Accumulated deficit was increased by $364 thousand and total shareholders’ equity was reduced by $364 thousand. See Note 12. Income Taxes.

As part of the contingent consideration for the acquisition of Carlson Solar on January 1, 2008, we issued seven-year warrants to purchase 30,000 shares of our Class A common stock at an exercise price of $3.20 per share. On November 1, 2007, as part of the contingent consideration for the acquisition of Marin Solar, we issued seven-year warrants to purchase 40,000 shares of our Class A common stock at an exercise price of $3.20 per share.

As of December 31, 2011, we had the following shares of Class A common stock reserved for future issuance:

Stock options under the our incentive plans	1,902,120
Warrants outstanding	70,000

Total shares reserved for future issuance	1,972,120

Each holder of our Class A common stock is entitled to one vote for each share held on all matters submitted to a vote of shareholders. On December 31, 2011, Gaiam converted all of its holdings of our Class B common stock to Class A common stock and, as a result, we have no shares of Class B common stock outstanding as of December 31, 2011. Under the terms of our articles of incorporation and merger with Alteris, we are prohibited from issuing Class B common stock in the future. All holders of Class A common stock vote as a single class on all matters that are submitted to the shareholders for a vote. Accordingly, Gaiam and Riverside, as the holders of 37.5% and 29.3% of the Class A common stock entitled to vote in any election of directors, respectively, may exert significant influence over the election of the directors. Shareholders with the minimum number of votes that would be necessary to authorize or take action at a meeting at which all of the shares entitled to vote were present and voted may consent to an action in writing and without a meeting under certain circumstances.

Holders of our Class A common stock are entitled to receive dividends, if any, as may be declared by the board of directors out of legally available funds. In the event of a liquidation, dissolution or winding up of Real Goods Solar, our Class A common stock holders are entitled to share ratably in our assets remaining after the payment of all of our debts and other liabilities. Holders of our Class A common stock have no preemptive, subscription or redemption rights, and there are no redemption or sinking fund provisions applicable to our Class A common stock.

10. Share-Based Compensation

Our share-based compensation programs are long-term retention programs that are intended to attract, retain and provide incentives for talented employees, officers, and directors and to align shareholder and employee interests. We have two long-term incentive plans, our Real Goods Solar 2008 Long-Term Incentive Plan (“2008 Incentive Plan”) and our Real Goods Solar 2011 CEO Compensation Plan (“2011 CEO Plan”).

Our 2008 Incentive Plan provides for the granting of options to purchase up to 2,000,000 shares of our Class A common stock. Both incentive stock options and nonqualified stock options may be issued under the provisions of the 2008 Incentive Plan. Employees, members of the board of directors, consultants, business partners, and certain key advisors are eligible to participate in the 2008 Incentive Plan, which terminates upon the earlier of a board resolution terminating the Incentive Plan or ten years after the effective date of the Incentive Plan. The 2011 CEO Plan only provided for the one-time granting of 600,000 options to our CEO. Options under both plans are generally granted with an exercise price equal to the closing market price of our stock on the date of the grant. Options vest based on performance (attainment of a certain amount of pre-tax income for a given year), service conditions, or some combination thereof. Grants typically expire seven years from the date of grant.

The determination of the estimated fair value of share-based payment awards on the date of grant using the Black-Scholes option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. Expected volatilities are based on a value calculated using the combination of historical volatility of comparable public companies in our industry and our stock price volatility since our initial public offering. Expected life is based on the specific vesting terms of the option and anticipated changes to market value and expected employee exercise behavior. The risk-free interest rate used in the option valuation model is based on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options. We do not anticipate paying any cash dividends on our Class A common stock in the foreseeable future and, therefore, an expected dividend yield of zero is used in the option valuation model. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We primarily use historical data by participant groupings to estimate option forfeitures and record share-based compensation expense only for those awards that are expected to vest.

The following are the variables we used in the Black-Scholes option pricing model to determine the estimated grant date fair value for options granted under our incentive plans for each of the years presented:

	2011	2010	2009
Expected volatility	74% -88%	88%	81%
Weighted-average volatility	81%	88%	81%
Expected dividends	0%	0%	0%
Expected term (in years)	5.0 -6.7	5.0	5.0
Risk-free rate	1.17% - 2.24%	1.25% - 2.38%	1.88%

The table below presents a summary of option activity under the Incentive Plan as of December 31, 2011, and changes during the year then ended:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value
Outstanding at January 1, 2011	870,000	$2.94
Granted	1,134,500	2.70
Exercised	—	—
Forfeited or expired	(102,380)	2.95

Outstanding at December 31, 2011	1,902,120	$2.80	5.5	$—

Exercisable at December 31, 2011	546,710	$2.95	4.0	$—

As specified under the terms of our acquisition of Alteris (see Note 3. Mergers and Acquisitions), upon consummation of the acquisition, options for Alteris membership units were replaced with equal in fair value options to purchase our stock. In this regard, 478,500 replacement options were granted by us at an exercise price of $2.96 per share.

During 2009, for options previously granted under our 2008 Incentive Plan to three employees, including our president, we reset the exercise price to $2.92 per share and suspended option exercises for six months from the date of modification. The options continue to vest over their remaining original vesting periods. These modifications resulted in total incremental share-based compensation cost of approximately $20,000 during 2009 through 2011.

The weighted-average grant-date fair value of options granted during the years 2011, 2010 and 2009 was $1.67, $2.04 and $1.25, respectively. The total fair value of shares vested was $0.4 million, $0.1 million, and $0.6 million during the years 2011, 2010, and 2009, respectively. Our share-based compensation cost charged against income was $0.5 million, $0.4 million, and $0.3 million during the years 2011, 2010 and 2009, respectively, and is shown in general and administrative expenses. The total income tax benefit recognized for share-based compensation was $0.2 million for the year 2011 and $0.1 million each year for 2010 and 2009. As of December 31, 2011, there was $1.9 million of unrecognized cost related to nonvested shared-based compensation arrangements granted under the plans. We expect that cost to be recognized over a weighted-average period of 3.7 years.

11. Related Party Transactions

We are engaged in several related party transactions with Gaiam. Gaiam is the beneficial owner of approximately 37.5% of our issued and outstanding shares of Class A common stock. Our Chairman, Jirka Rysavy, also serves as the Chairman of Gaiam and is a significant shareholder of Gaiam.

We have and will continue to have a need for certain administrative and other services to be provided by Gaiam under our Intercorporate Services Agreement. These services may include, but are not limited to financial, audit, accounting, tax, treasury, human resources, payroll, technical, and certain occupancy and related office services as required from time to time. Additionally, we have an Industrial Building Lease with Gaiam for our corporate headquarters. We have determined that it is not cost effective to obtain and separately maintain the personnel and infrastructure associated with these services with a complement of full time, skilled employees.

Services performed under this Intercorporate Services Agreement have and will be provided under our direction, and Gaiam has no power to act independently on our behalf other than as specifically authorized under the agreement or from time to time by us. Gaiam and we have and will agree on the aggregate annual amount for a particular year for the services based upon a good faith estimate of the services required for that year and the estimated fees for such services. Upon a change to the annual amounts for a particular year, the parties have and will make appropriate payments to reflect such change. The annual amount and formula for various services making up the annual amount, as well as any quarterly changes, have and must be approved in writing by each of Gaiam’s and our board of directors.

During 2011, we completed a project for our Chairman to design and install an upgrade to an existing solar power system originally built in 1997 for his residence. The contract price or revenue recognized was $244,000, which was priced at a customary rate for work performed for employees.

In consideration for Gaiam providing additional services under our Intercorporate Services Agreement with Gaiam and agreeing to amend our existing Intercorporate Services and the Tax Sharing Agreements with Gaiam, we expensed during 2011 additional fees payable to Gaiam of $672,000.

Upon the closing of the Alteris transaction on December 19, 2011, we received commitments from Riverside Renewable Energy Investments, LLC (“Riverside”), who is the beneficial owner of approximately 29.3% of our issued and outstanding shares of Class A common stock, to make a single cash advance to us up to $3.15 million and from Gaiam to advance us up to $1.7 million. Riverside’s portion of the advance commitment, which will expire on December 31, 2012, will be funded when we call the obligation and the Gaiam portion of the advance commitment was funded on December 30, 2011 and is reported as part of our payable to Gaiam on our consolidated balance sheet at December 31, 2011 as we intend to repay the advance within one year. The advances are for a period of 12 months, and bear interest at a rate of 10% if not repaid within one year from the date of advance. Additionally, if we do not call the advance from Riverside on or prior to December 31, 2012, then Riverside will pay a fee of $170,000 in cash to Gaiam within ten days after December 31, 2012. However, Riverside’s obligation to pay such fee to Gaiam will be nullified if we repay Gaiam’s advance by June 30, 2012.

12. Income Taxes

Our provision for income tax expense (benefit) is comprised of the following:

	Years ended December 31,
(in thousands)	2011	2010	2009
Current:
Federal	$—	$476	$—
State	16	34	—

	16	510	—

Deferred:
Federal	(494)	246	(875)
State	(82)	41	(146)

	(576)	287	(1,021)

	$(560)	$797	$(1,021)

Variations from the federal statutory rate are as follows:

(in thousands)	2011	2010	2009
Expected federal income tax expense (benefit) at statutory rate of 34%	$(836)	$692	$(883)
Effect of permanent acquisition-related differences	461	—	—
Effect of permanent other differences	30	13	(8)
Effect of carryforward state net operating losses	(72)	—	—
Other	(3)	(24)	18
State income tax expense (benefit), net of federal benefit	(140)	116	(148)

Income tax expense (benefit)	$(560)	$797	$(1,021)

Deferred income taxes reflect net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the net accumulated deferred income tax assets as of December 31, 2011 and 2010 are as follows:

(in thousands)	2011	2010
Deferred tax assets (liabilities):
Current:
Provision for doubtful accounts	$216	$103
Inventory-related expense	192	141
Accrued liabilities	1,644	819
Net operating loss carryforward	1,015	817
Prepaid and deferred catalog costs	—	(19)
Other	5	—

Total current deferred tax assets	$3,072	$1,861

Non-current:
Depreciation and amortization	$(649)	$38
Net operating loss carryforward (a)	6,180	1,337
Other	(87)	5

Total non-current deferred tax assets (a)	$5,444	$1,380

Total net deferred tax assets (a)	$8,516	$3,241

(a)	During the fourth quarter of 2011, it was determined that we made two errors with regards to our 2008 income taxes. For tax purposes, we over estimated the amount of intangibles recognizable with regards to an asset purchase and impaired certain intangibles sooner than permitted by the Internal Revenue Code. To correct these immaterial to 2008 errors, we restated our net deferred tax assets (with corresponding adjustments to our accumulated deficit and total shareholders’ equity – see Note 9. Shareholders’ Equity and Warrants), reducing the non-current net operating loss carryforward, total non-current deferred tax assets, and total net deferred tax assets at December 31, 2010 by $364 thousand each.

At December 31, 2011, we had $1.9 million in tax effected state net operating loss carryforwards. These operating loss carryforwards, if unused, will begin to expire in 2019. Additionally, we had $5.3 million in tax effected federal net operating loss carryforwards. These operating loss carryforwards, if unused, begin to expire in 2018. The Internal Revenue Code contains provisions that limit the net operating loss available for use in any given year upon the occurrence of certain events, including significant changes in ownership interest. A change in ownership of a company of greater than 50% within a three-year period results in an annual limitation on the utilization of net operating loss carryforwards from tax periods prior to the ownership changes. Certain of our net operating loss carryforwards as of December 31, 2011 are subject to annual limitations due to changes in ownership.

Additionally, to the extent we become entitled to utilize certain loss carryforwards relating to periods prior to our initial public offering, we are required under the terms of our tax sharing agreement with Gaiam to distribute to Gaiam the tax effect (estimated to be 34% for federal income tax purposes) of the amount of such tax loss carryforwards so utilized. Accordingly, we recognized a valuation allowance against all of our deferred tax assets as of the effective date of our tax sharing agreement with Gaiam, May 13,

2008. These net operating loss carryforwards expire beginning in 2018 if not utilized. Due to Gaiam’s step acquisitions of our company, we experienced “ownership changes” as defined in Section 382 of the Internal Revenue Code. Accordingly, our use of the net operating loss carryforwards is limited by annual limitations described in Sections 382 and 383 of the Internal Revenue Code. As of December 31, 2011, $4.4 million of these net operating loss carryforwards remained available for current and future utilization, meaning that potential future payments to Gaiam, which would be made over a period of several years, could therefore aggregate to approximately $1.6 million based on current tax rates.

We expect the remainder of our deferred tax assets at December 31, 2011 to be fully recoverable through the reversal of taxable temporary differences and normal business activities in future years. Accordingly, no other valuation allowances for deferred tax items were considered necessary as of December 31, 2011.

13. Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2011 and 2010:

(in thousands, except per share data)	Fiscal Year 2011 Quarters Ended
	March 31	June 30	September 30	December 31
Net revenue	$17,425	$19,954	$31,586	$40,292
Gross profit	5,029	5,360	7,853	9,618
Income (loss) before income taxes	68	(1,883)	(739)	94
Net income (loss)	37	(1,575)	(478)	116
Diluted net income (loss) per share	$0.00	$(0.08)	$(0.02)	$0.00
Weighted average shares outstanding-diluted	18,310	19,112	26,655	26,655

(in thousands, except per share data)	Fiscal Year 2010 Quarters Ended
	March 31	June 30	September 30	December 31
Net revenue	$15,005	$17,531	$24,626	$20,162
Gross profit	4,031	5,038	6,219	6,222
Income before income taxes	28	425	1,177	406
Net income	17	268	704	250
Diluted net income per share	$0.00	$0.02	$0.04	$0.01
Weighted average shares outstanding-diluted	18,364	18,399	18,305	18,308

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and Rule 15d-15(e) under the Exchange Act. Based upon their evaluation as of December 31, 2011, they have concluded that those disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making the assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control-Integrated Framework.” Based on that assessment, we concluded that, as of December 31, 2011, our internal control over financial reporting is effective based on those criteria.

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

On March 14, 2012, Erik Zech, our Chief Financial Officer, and we entered into a Separation Agreement, whereby Mr. Zech will be resigning from Real Goods Solar effective March 31, 2012. Under the terms of the Separation Agreement, Mr. Zech will receive severance in the form of salary continuance for five weeks. We have hired a new Chief Financial Officer, John Coletta, who will begin his employment with us on March 19, 2012 with an annual salary of $250,000 and will be will be entitled to an annual bonus of up to 50% of his annual salary and stock options grants that are customary for his position.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

We incorporate herein the information required by this Item by reference to our Proxy Statement for our Annual Meeting of Shareholders, to be held on June 20, 2012, to be filed with the Commission pursuant to Regulation 14A.

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

We incorporate herein the information required by this Item by reference to our Proxy Statement for our Annual Meeting of Shareholders, to be held on June 20, 2012, to be filed with the Commission pursuant to Regulation 14A.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We incorporate herein the information required by this Item by reference to our Proxy Statement for our Annual Meeting of Shareholders, to be held on June 20, 2012, to be filed with the Commission pursuant to Regulation 14A.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

We incorporate herein the information required by this Item by reference to our Proxy Statement for our Annual Meeting of Shareholders, to be held on June 20, 2012, to be filed with the Commission pursuant to Regulation 14A.

Item 14.	Principal Accountant Fees and Services

We incorporate herein the information required by this Item by reference to our Proxy Statement for our Annual Meeting of Shareholders, to be held on June 20, 2012, to be filed with the Commission pursuant to Regulation 14A.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Documents filed as part of this report are as follows:

1.	Consolidated Financial Statements.

See listing of Consolidated Financial Statements included as part of this Form 10-K in Item 8 of Part II.

2.	Exhibits:

The following exhibits are incorporated by reference into or are filed or furnished with this report as indicated below:

Exhibit No.	Description

2.1	Agreement and Plan of Merger effective as of June 21, 2011 among Real Goods Solar, Inc., Earth Friendly Energy Group Holdings, LLC, Real Goods Alteris, LLC and Riverside Renewable Energy Investments, LLC, as agent for Earth Friendly Energy Group Holdings, LLC (1)

3.1	Articles of Incorporation of Real Goods Solar, Inc. (2)

3.2	Bylaws of Real Goods Solar, Inc. (3)

4.1	Form of Real Goods Solar Class A Common Stock Certificate (4)

4.2	Amended and Restated Registration Rights Agreement dated as of December 19, 2011 among Real Goods Solar, Inc., Gaiam, Inc. and Riverside Renewable Energy Investments, LLC (5)

4.3	Shareholders Agreement dated as of December 19, 2011 among Real Goods Solar, Inc., Riverside Renewable Energy Investments, LLC and Gaiam, Inc. (6)

10.1*	Agreement made as of February 27, 2008, between Real Goods Solar, Inc. and Erik Zech (7)

10.2	Tax Sharing and Indemnification Agreement between Real Goods Solar, Inc. and Gaiam, Inc. (8)

10.3	Intercorporate Services Agreement among Real Goods Solar, Inc. and Gaiam, Inc. and its subsidiaries (9)

10.4*	Amended and Restated Real Goods Solar, Inc. 2008 Long-Term Incentive Plan (10)

10.5*	Form of Real Goods Solar, Inc. Employee Stock Option Agreement (11)

10.6	Loan and Security Agreement, dated as of December 19, 2011 among Real Goods Energy Tech, Inc., Real Goods Trading Corporation, Earth Friendly Energy Group Holdings, LLC, Alteris Renewables, Inc., Earth Friendly Energy Group, LLC, Solar Works, LLC, Alteris RPS, LLC, Alteris ISI, LLC, and Silicon Valley Bank (12)

10.7	Security Agreement dated as of December 19, 2011 between Real Goods Solar, Inc. and Silicon Valley Bank (13)

10.8	Form of Promissory Note issued to Gaiam, Inc. on December 30, 2011(14)

21.1	Subsidiaries of the Registrant (filed herewith).

23.1	Consent of Ehrhardt Keefe Steiner & Hottman PC (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema.

Exhibit No.	Description

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase.

101.LAB**	XBRL Taxonomy Extension Label Linkbase.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase.

(1)	Incorporated by reference to Exhibit 2.1 to Real Goods Solar’s Current Report on Form 8-K filed June 27, 2011.
(2)	Incorporated by reference to Exhibit 3.1 to Real Goods Solar’s Amendment No. 1 to Registration Statement on Form S-1 filed March 28, 2008.
(3)	Incorporated by reference to Exhibit 3.2 to Real Goods Solar’s Amendment No. 1 to Registration Statement on Form S-1 filed March 28, 2008.
(4)	Incorporated by reference to Exhibit 4.1 to Real Goods Solar’s Amendment No. 5 to Registration Statement on Form S-1 filed May 2, 2008.
(5)	Incorporated by reference to Exhibit 10.3 to Real Goods Solar’s Current Report on Form 8-K filed December 21, 2011.
(6)	Incorporated by reference to Exhibit 10.4 to Real Goods Solar’s Current Report on Form 8-K filed December 21, 2011.
(7)	Incorporated by reference to Exhibit 10.8 to Real Goods Solar’s Amendment No. 2 to Registration Statement on Form S-1 filed April 11, 2008.
(8)	Incorporated by reference to Exhibit 10.7 to Real Goods Solar’s Amendment No. 3 to Registration Statement on Form S-1 filed April 17, 2008.
(9)	Incorporated by reference to Exhibit 10.6 to Real Goods Solar’s Amendment No. 4 to Registration Statement on Form S-1 filed April 30, 2008.
(10)	Incorporated by reference to Exhibits A of Real Goods Solar’s Definitive Proxy Statement for its annual shareholders’ meeting held May 20, 2009 filed April 7, 2009.
(11)	Incorporated by reference to Exhibit 10.2 to Real Goods Solar’s Amendment No. 1 to Registration Statement on Form S-1 filed March 28, 2008.
(12)	Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed December 21, 2011.
(13)	Incorporated by reference to Exhibit 10.2 to Real Goods Solar’s Current Report on Form 8-K filed December 21, 2011.
(14)	Incorporated by reference to the fourth attachment to the Shareholders Agreement filed as Exhibit 4.3 to this Form 10-K.
*	Indicates management contract or compensatory plan or arrangement.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes or Section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

Real Goods Solar, Inc.

/s/ William S. Yearsley
By: William S. Yearsley
Chief Executive Officer

March 15, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jirka Rysavy Jirka Rysavy	Chairman of the Board	March 15, 2012

/s/ William S. Yearsley William S. Yearsley	Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2012

/s/ James Argyropoulos James Argyropoulos	Director	March 15, 2012

/s/ David L. Belluck David L. Belluck	Director	March 15, 2012

/s/ Steven B. Kaufman Steven B. Kaufman	Director	March 15, 2012

/s/ Scott Lehman Scott Lehman	Director	March 15, 2012

/s/ Barbara Mowry Barbara Mowry	Director	March 15, 2012

/s/ John Schaeffer John Schaeffer	Director and President	March 15, 2012

/s/ Erik Zech Erik Zech	Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2012