Form 10-Q
period 2012-03-31
Real Goods Solar, Inc.
filed 2012-05-14
CIK 1425565

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 9, 2012
Class A Common Stock ($.0001 par value)	26,669,950

REAL GOODS SOLAR, INC.

FORM 10-Q

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report may contain forward-looking statements that involve risks and uncertainties. The words “anticipate,” “believe,” “plan,” “estimate,” “expect,” “strive,” “future,” “intend” and similar expressions as they relate to us are intended to identify such forward-looking statements. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures about Market Risk”, “Risk Factors” and elsewhere in this report. Risks and uncertainties that could cause actual results to differ include, without limitation, the level of government subsidies and economic incentives for solar energy, general economic conditions, adoption of solar energy technologies, consumer trends, customer interest in our products, pricing of energy from solar energy systems and conventional energy sources, risks associated with revenue recognition, the effect of government regulation, changing energy technologies, our geographic concentration, our business plan and strategy, new initiatives we undertake, our inability to make successful acquisitions and integrate acquired businesses into our operations, the availability of capital, our debt service, interest rate fluctuation, our compliance with restrictive covenants imposed by our indebtedness, loss of management and key personnel, our inability to hire additional personnel, brand reputation, litigation, our dependence on suppliers, global supply of and demand for silicon, merchandise and solar panel supply problems, unfair trade practice duties on imports used in our industry, delays in completing solar energy system installations on time, competition, product liabilities, warranty claims, the availability of consumer financing of solar energy systems, our inability to comply with NASDAQ continued listing standards, our dependence on Gaiam, Inc. for certain services, conflicts of interest with Gaiam and Renewable Energy Investment LLC (“Riverside”), security and information systems, legal liability for website content, failure of third parties to provide adequate service, and other risks and uncertainties included in our filings with the Securities and Exchange Commission. We caution you that no forward-looking statement is a guarantee of future performance, and you should not place undue reliance on these forward-looking statements which reflect our view only as of the date of this report. We undertake no obligation to update any forward-looking information.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Unaudited Interim Condensed Consolidated Financial Statements

We have prepared our unaudited interim condensed consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to these rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In our opinion, the unaudited interim condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly, in all material respects, our consolidated financial position as of March 31, 2012, the interim results of operations for the three months ended March 31, 2012 and 2011, and cash flows for the three months ended March 31, 2012 and 2011. These interim statements have not been audited. The balance sheet as of December 31, 2011 was derived from our audited consolidated financial statements included in our annual report on Form 10-K. The interim condensed consolidated financial statements contained herein should be read in conjunction with our audited financial statements, including the notes thereto, for the year ended December 31, 2011.

REAL GOODS SOLAR, INC.

Condensed consolidated balance sheets

(in thousands, except share and per share data)	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash	$7,688	$11,813
Restricted cash	—	172
Accounts receivable, net	15,374	21,539
Costs in excess of billings on uncompleted contracts	5,260	5,411
Inventory, net	11,839	12,264
Deferred costs on uncompleted contracts	1,761	1,313
Receivable and deferred tax assets	2,454	3,333
Other current assets	1,508	1,014

Total current assets	45,884	56,859
Property and equipment, net	6,929	6,930
Deferred tax assets	7,646	5,444
Goodwill	19,746	19,885
Other intangibles, net	290	390
Other assets	55	41

Total assets	$80,550	$89,549

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Line of credit	$6,500	$—
Accounts payable	15,146	27,785
Accrued liabilities	2,770	3,292
Billings in excess of costs on uncompleted contracts	1,449	2,144
Debt	196	197
Capital lease obligations	144	126
Payable to Gaiam	3,080	2,176
Deferred revenue and other current liabilities	1,525	2,388

Total current liabilities	30,810	38,108
Debt, net of current portion	153	202
Capital lease obligations, net of current portion	492	433

Total liabilities	31,455	38,743

Commitments and contingencies
Shareholders’ equity:
Class A common stock, $.0001 par value, 150,000,000 shares authorized, 26,669,950 and 26,660,640 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	3	3
Additional paid-in capital	82,005	81,860
Accumulated deficit	(32,913)	(31,057)

Total shareholders’ equity	49,095	50,806

Total liabilities and shareholders’ equity	$80,550	$89,549

See accompanying notes to the interim condensed consolidated financial statements.

REAL GOODS SOLAR, INC.

Condensed consolidated statements of operations

	For the Three Months Ended March 31,
(in thousands, except per share data)	2012	2011
	(unaudited)
Net revenue	$18,256	$17,425
Cost of goods sold	11,829	12,396

Gross profit	6,427	5,029

Expenses:
Selling and operating	7,915	4,272
General and administrative	1,515	691

Total expenses	9,430	4,963

Income (loss) from operations	(3,003)	66
Interest income (expense), net	(49)	2

Income (loss) before income taxes	(3,052)	68
Income tax expense (benefit)	(1,196)	31

Net income (loss)	$(1,856)	$37

Net income (loss) per share:
Basic	$(0.07)	$0.00

Diluted	$(0.07)	$0.00

Weighted-average shares outstanding:
Basic	26,661	18,310

Diluted	26,661	18,310

See accompanying notes to the interim condensed consolidated financial statements.

REAL GOODS SOLAR, INC.

Condensed consolidated statements of cash flows

	For the Three Months Ended March 31,
(in thousands)	2012	2011
	(unaudited)
Operating activities
Net income (loss)	$(1,856)	$37
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	260	140
Amortization	100	—
Share-based compensation expense	153	82
Deferred income tax benefit	(1,223)	(34)
Changes in operating assets and liabilities:
Accounts receivable, net	6,165	3,634
Costs in excess of billings on uncompleted contracts	150	—
Inventory, net	426	585
Deferred costs on uncompleted contracts and advertising	(448)	65
Other current assets	(475)	2
Accounts payable	(12,640)	(1,749)
Accrued liabilities	(522)	(321)
Billings in excess of costs on uncompleted contracts	(696)	—
Deferred revenue and other current liabilities	(862)	(358)
Payable to Gaiam	904	235

Net cash provided by (used in) operating activities	(10,564)	2,318

Investing activities
Change in restricted cash	172	—
Purchase of property and equipment	(148)	(86)

Net cash provided by (used in) investing activities	24	(86)

Financing activities
Principal borrowings on revolving line of credit, net	6,500	—
Principal payments on debt and capital lease obligations	(85)	—

Net cash provided by financing activities	6,415	—

Net change in cash	(4,125)	2,232
Cash at beginning of period	11,813	11,123

Cash at end of period	$7,688	$13,355

Supplemental cash flow information
Income taxes paid	$12	$6
Interest paid	$34	$—

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

2. Significant Accounting Policies

No changes were made to our significant accounting policies during the three months ended March 31, 2012, except for the adoption of the Financial Accounting Standards Board’s accounting standard update that simplified how we test goodwill for impairment and permitted us to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit was less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. We do not expect the guidance to have a material impact on our consolidated financial statements.

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

3. Mergers and Acquisitions

We obtained financial control, through an Agreement and Plan of Merger (the “Merger Agreement”), of 100% of the voting equity interests of Earth Friendly Energy Group Holdings, LLC d/b/a Alteris Renewables, Inc. (“Alteris”) on June 21, 2011 (the “acquisition date”). Alteris sells, designs, installs, and supports renewable energy systems, primarily solar, for both residential and commercial customers. Alteris has more than a dozen offices across seven states. The acquisition closed on December 19, 2011.

The following is supplemental unaudited interim pro forma information for the Alteris acquisition as if we had issued 8.7 million shares of our Class A common stock to acquire this business on January 1, 2010. The pro forma net revenue and cost of goods sold were decreased by $0.6 million and $0.5 million, respectively, for the three months ended March 31, 2011 to reflect Alteris’ adoption of our method, cost to cost, of measuring progress towards completion for jobs accounted for under the percentage of completion method. Additionally, pro forma net loss was adjusted by $0.1 million for the three months ended March 31, 2011, to include amortization of intangible assets and share-based compensation expense related to replacement stock options, both resulting from the acquisition of Alteris. All pro forma adjustments are based on currently available information and upon assumptions that we believe are reasonable in order to reflect, on a supplemental pro forma basis, the impact of this acquisition on our historical financial information.

(in thousands, except per share data)	Three Months Ended March 31, 2011
Net revenue	$22,743

Net loss	$(1,545)

Net loss per share – basic	$(0.06)

Net loss per share – diluted	$(0.06)

4. Revolving Line of Credit

We have a revolving line of credit which provides for advances not to exceed $7.0 million based upon the collateral value of our accounts receivable. All borrowings are collateralized by a security interest in substantially all of our assets other than our interests in Alteris Project Financing Company LLC, and bear interest at (i) the greater of the bank’s prime rate or 4.00%, plus (ii) 1.75% (or 5.75% during an event of default) unless we maintain certain liquidity benchmarks. The line of credit facility will mature on August 31, 2012. The line of credit has a facility fee of 0.5% per year of the average daily unused portion of the available line of credit during the applicable calendar quarter. We may reserve up to $500,000 for stand-by letters of credit under the line of credit. The Loan and Security Agreement establishing the line of credit contains various covenants, including a covenant requiring compliance with a liquidity ratio. At March 31, 2012, we had $6.5 million of outstanding borrowings under this facility.

5. Debt

Most of our debt consists of a $1.7 million loan from Gaiam that must be repaid by December 31, 2012 and is reported in Payable to Gaiam on our condensed consolidated balance sheets at March 31, 2012 and December 31, 2011.

The remainder of our debt, all of which relates to Alteris, consisted of the following at March 31, 2012:

(in thousands, except installment amounts and interest rates)	March 31, 2012
Notes payable to finance companies for the purchase of vehicles and equipment in 36 to 60 monthly installments totaling $18,828, including interest ranging from 2.9% to 10.35%. The notes are secured by Alteris’ vehicles and equipment	$349
Less – current portion of debt	196

Debt, net of current portion	$153

Maturities of debt at March 31, 2012 are as follows:

(in thousands)
Year ending December 31,
2012	$147
2013	133
2014	67
2015	2

$349

The notes are subject to both positive and negative restrictions and covenants, which include maintaining certain debt service and adjusted leverage ratios.

6. Capital Lease Obligations

We have vehicles financed under capital leases. The cost of the capitalized leased assets included in property and equipment was $0.8 million and $0.6 million at March 31, 2012 and December 31, 2011, respectively. Accumulated amortization of capitalized leased assets was $0.1 million and $0.1 million at March 31, 2012 and December 31, 2011, respectively. Amortization expense for capitalized leased assets was $38 thousand and none for the three months ended March 31, 2012 and 2011, respectively.

Our future minimum lease payments and capital lease obligations at March 31, 2012 are as follows:

(in thousands)
Year ending December 31,
2012	$135
2013	229
2014	186
2015	137
2016	17

Total future minimum lease payments	704
Less – amounts representing interest	68

Total capital lease obligations	636
Less – current portion of capital lease obligations	144

Capital lease obligations, net of current portion	$492

7. Shareholders’ Equity

During the first quarter of 2012, we issued 9,310 shares of our Class A common stock to our independent directors, in lieu of cash compensation, for services rendered during 2012.

8. Share-Based Payments

During the first quarter of 2012, we granted 187,500 new stock options and cancelled 164,230 stock options under our 2008 Long-Term Incentive Plan. The new stock options vest at 2% per month for the 50 months beginning in the eleventh month after date of grant.

Total share-based compensation expense recognized was $0.2 million and $0.1 million for the three months ended March 31, 2012 and 2011, respectively, and is shown in general and administrative expenses on our condensed consolidated statements of operations.

9. Net Income (Loss) Per Share

Basic net income (loss) per share excludes any dilutive effects of options. We compute basic net income (loss) per share using the weighted average number of common shares outstanding during the period. We compute diluted net income (loss) per share using the weighted average number of common stock and common stock equivalents outstanding during the period. We excluded common stock equivalents of 2,019,000 and 943,000 from the computation of diluted net income (loss) per share for the three months ended March 31, 2012 and 2011, respectively, because their effect was antidilutive.

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended March 31,
(in thousands, except per share data)	2012	2011
Numerator for basic and diluted net income (loss) per share	$(1,856)	$37
Denominator:
Weighted average share for basic net income (loss) per share	26,661	18,310
Effect of dilutive securities:
Weighted average of warrants and stock options	—	—

Denominator for diluted net income (loss) per share	26,661	18,310

Net income (loss) per share – basic	$(0.07)	$0.00

Net income (loss) per share – diluted	$(0.07)	$0.00

10. Related Party Transactions

Upon the closing of the Alteris transaction on December 19, 2011, we received a commitment from Riverside to make us a single loan of up to $3.15 million. On April 30, 2012, we called $3.0 million of Riverside’s loan commitment, which was funded by Riverside on May 4, 2012. We also have a $1.7 million loan from Gaiam that must be repaid by December 31, 2012.

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

Overview

We are a leading provider of turnkey commercial and residential solar energy solutions, with more than 13,000 solar systems in place. We also have more than 33 years of experience in solar energy, beginning with the sale in 1978 of the first solar photovoltaic panels in the United States. With 16 offices across the West and the Northeast, we are one of the largest solar energy installers in the U.S.

Our revenues primarily result from the installation of solar energy systems. We also derive a portion of our revenues from the retail sale of renewable energy products. Our expenses primarily consist of labor costs incurred in connection with solar installations, product costs for solar photovoltaic modules and other products sold, and related office and warehouse costs.

During the first quarter of 2012, we made significant progress toward the integration of Alteris and centralization of key operating functions to Colorado, and expect to complete the majority of such work into the second quarter of 2012. We have significantly invested in operating expenses and working capital toward such efforts. This will result in an efficient and scalable infrastructure that can leverage expanded geographical diversity and pursue a new mix of significant residential and commercial customers. While the solar manufacturing industry has struggled based on oversupply and global pricing competition, downstream distributed solar power integrators, including the Company, have benefited from reduced costs. Financing companies have entered the market to enable compelling financing terms for homeowners and businesses, including no money down leasing. We continue to expect strong demand for both residential and commercial solar installations, despite the overall economic weakness in the United States. As one of the few national solar EPC providers, we expect to capitalize on our expanded footprint and the evolving U.S. solar industry.

Results of Operations

The following table sets forth certain financial data as a percentage of revenue for the periods indicated:

	Three Months Ended March 31,
	2012	2011
Net revenue	100.0%	100.0%
Cost of goods sold	64.8%	71.1%

Gross profit	35.2%	28.9%

Expenses:
Selling and operating	43.4%	24.5%
General and administrative	8.3%	4.0%

Total expenses	51.7%	28.5%

Income (loss) from operations	-16.5%	0.4%
Interest income (expense), net	-0.3%	0.0%
Income tax expense (benefit)	-6.6%	0.2%

Net income (loss)	-10.2%	0.2%

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Net revenue. Net revenue increased $0.8 million, or 4.8%, to $18.3 million during the first quarter of 2012 from $17.4 million during the first quarter of 2011. The revenue growth was primarily attributable to the acquisition of Alteris, partially offset by reduced revenues due to the direct supplying to customers by financing companies of certain components used on residential projects in order for the financiers to take advantage of expiring tax benefits. This unusual sourcing activity during the first quarter of 2012 reduced net revenues, but had no material impact on our gross profit.

Gross profit. Gross profit increased $1.4 million, or 27.8%, to $6.4 million during the first quarter of 2012 from $5.0 million during the first quarter of 2011. As a percentage of net revenue, gross profit increased to 35.2% during the first quarter of 2012 from 28.9% during the first quarter of 2011. The 630 basis point increase in gross profit percentage primarily reflects the impact of the unusual equipment sourcing event mentioned above, as well as improvements with project cost controls and project sales price matrixes over the same period last year.

Selling and operating expenses. Selling and operating expenses increased $3.6 million, or 85.3%, to $7.9 million during the first quarter of 2012 from $4.3 million during the first quarter of 2011. As a percentage of net revenue, selling and operating expenses increased to 43.4% during the first quarter of 2012 from 24.5% during the first quarter of 2011. The increase in operating expenses is attributable to the consolidation of Alteris. We will complete the integration of the Alteris infrastructure during 2012.

General and administrative expenses. General and administrative expenses increased $0.8 million, or 119.3%, to $1.5 million during the first quarter of 2012 from $0.7 million during the first quarters of 2012. The increase in general and administrative expenses is due to investments in the new corporate headquarters in Colorado, as well as investments in executive and shared service personnel subsequent to the Alteris merger. The new headquarters represented approximately 12% of the increase in general and administrative expense, while investments in accounting personnel, information technology and the executive team represented approximately 33%, 17% and 34% of the increase, respectively

Net income (loss). As a result of the above factors, net loss for the first quarter of 2012 was $1.9 million, or $0.07 per share, as compared to net income of $37 thousand, or $0.00 per share, for the same period last year. The non-GAAP pro forma (including Alteris) net loss for the first quarter of 2011 was $1.5 million, or $0.06 loss per share. Refer to Non-GAAP Pro Forma Financial Measures below.

Non-GAAP Pro Forma Financial Measures

We have utilized the non-GAAP information set forth below as additional devices to aid in understanding and analyzing our financial results for the three months ended March 31, 2012. We believe that these non-GAAP measures will allow for a better evaluation of the operating performance of our business and facilitate meaningful comparison of the results in the current period to those in prior periods and future periods. Reference to these non-GAAP measures should not be considered a substitute for results that are presented in a manner consistent with GAAP.

Reconciliations of the our three months ended March 31, 2011 GAAP net income and net income per share to our Non-GAAP pro forma amounts are set forth below (unaudited, in millions):

A reconciliation of GAAP net income to the non-GAAP net loss is set forth below (unaudited, in millions):

For the Quarter Ended March 31, 2011
Net income.	$0.1
Inclusion of Alteris’ historical net loss (net of taxes of $1.0 million) (a)	(1.4)
Pro forma adjustments for the inclusion of Alteris (net of taxes of $0.1 million) (a) (b)	(0.2)

Non-GAAP net loss.	$(1.5)

A reconciliation of GAAP net income per share to the non-GAAP net loss per share is set forth below (unaudited):

For the Quarter Ended March 31, 2011
Net income per share – diluted	$0.00
Inclusion of Alteris’ historical net loss (net of taxes of $1.0 million) (a)	(0.05)
Pro forma adjustments for the inclusion of Alteris (net of taxes of $0.1 million) (a) (b)	(0.01)

Non-GAAP net loss per share – diluted	$(0.06)

Weighted average shares used in net income per share calculations – diluted	18,310,000
Weighted average shares attributable to the acquisition of Alteris – diluted	8,700,000

Weighted average shares used in non-GAAP net loss per share calculations – diluted	27,010,000

(a)	Income taxes were computed at an effective tax rate of approximately 40%.
(b)	Pro forma adjustments include ($0.2) million due to a change in estimate for contracts recorded under the percentage of completion accounting method and ($0.1) million for amortization of intangibles and share based compensation expense, net of $0.1 million income tax benefit.

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

Liquidity and Capital Resources

Our capital needs arise from capital related to acquisitions of new businesses, working capital required to fund our purchases of solar photo voltaic modules and inverters, replacements, expansions and improvements to our infrastructure, and future growth. These capital requirements depend on numerous factors, including business acquisitions, the ability to attract new solar energy system installation customers, market acceptance of our product offerings, the cost of ongoing upgrades to our product offerings, the level of expenditures for sales and marketing, the level of investment in support systems and facilities and other factors. The timing and amount of these capital requirements are variable and may fluctuate from time to time and cannot accurately be predicted.

In 2011, we acquired Alteris, a large solar integrator, and we anticipate some additional capital requirements as a result of the acquisition. To the extent we have or can arrange available capital, we plan to continue to pursue acquisitions and other opportunities to expand our sales territories, technologies, and products and increase our sales and marketing programs as needed.

We did not have any material commitments for capital expenditures as of March 31, 2012, and we do not presently have any plans for future material capital expenditures.

On July 22, 2011, Alteris entered into a new financing arrangement with a bank to fund commercial solar installations. Under a master lease agreement between a project finance subsidiary of Alteris and the bank, the project finance subsidiary may form new subsidiaries that will enter into sale leaseback arrangements with solar installation customers to finance specifically designated solar installations. The project finance entities will grant a security interest in substantially all their assets, and the project finance subsidiary’s equity will be pledged by Alteris on a non-recourse basis to the bank. Alteris will provide limited unsecured guarantees of payment and performance of the obligations of the project finance entities, including operating, maintenance and indemnity obligations and payment of certain fees and expenses. This financing arrangement would not generate capital for use in our business, but instead would offer a financing alternative to our commercial installation customers. As of March 31, 2012, there were no commercial solar installations funded under this financing arrangement.

We have a revolving line of credit which provides for advances not to exceed $7.0 million based upon the collateral value of our accounts receivable. All borrowings are collateralized by a security interest in substantially all of our assets other than our interests in Alteris Project Financing Company LLC, and bear interest at (i) the greater of the bank’s prime rate or 4.00%, plus (ii) 1.75% (or 5.75% during an event of default) unless we maintain certain liquidity benchmarks. The line of credit facility will mature on August 31, 2012. The line of credit has a facility fee of 0.5% per year of the average daily unused portion of the available line of credit during the applicable calendar quarter. We may reserve up to $500,000 for stand-by letters of credit under the line of credit. The Loan and Security Agreement establishing the line of credit contains various covenants, including a covenant requiring compliance with a liquidity ratio. At March 31, 2012, we had $6.5 million of outstanding borrowings under this facility. We are currently in negotiations for a line of credit with a larger borrowing capacity to replace our existing line of credit. The new line of credit is expected to be in place within the next couple of months.

Upon the closing of the Alteris transaction on December 19, 2011, we received commitments from Riverside to make us a single loan of up to $3.15 million and from Gaiam to loan us up to $1.7 million. Gaiam funded its loan commitment on December 30, 2011 and it is reported as part of our payable to Gaiam on our consolidated balance sheets at both December 31, 2011 and March 31, 2012 as we intend to repay the loan within one year. We called $3.0 million of Riverside’s loan commitment on April 30, 2012 and Riverside funded its commitment to us on May 4, 2012. The loans are for a period of 12 months, and bear interest at a rate of 10%; if a loan is repaid on or prior to the first anniversary of the date on which the loan was made, the accrued interest is waived. We have not yet made any payments of principal or interest to Gaiam on their $1.7 million loan. The loans are subordinate to all indebtedness for borrowed money owed by us to any lenders unaffiliated with us. Payment of the unpaid principal and all accrued but unpaid interest under a loan is accelerated and become immediately due and payable upon the occurrence of certain events related to proceedings under bankruptcy, insolvency, receivership or similar laws, the appointment of a receiver, trustee, custodian, sequestrator, conservator or similar official for our company or a substantial part of our assets, and our making a general assignment for the benefit of creditors.

Cash Flows

The following table summarizes our primary sources (uses) of cash during the periods presented:

	Three Months Ended March 31,
(in thousands)	2012	2011
Net cash provided by (used in):
Operating activities	$(10,564)	$2,318
Investing activities	24	(86)
Financing activities	6,415	—

Net change in cash	$(4,125)	$2,232

Operating activities. Our operating activities used net cash of $10.6 million and provided net cash of $2.3 million during the first quarters of 2012 and 2011, respectively. Our net cash used by operating activities during the first quarter of 2012 was primarily attributable to decreased accounts payable and accrued liabilities of $13.2 million, our net loss of $1.9 million, decreased deferred revenue and billings in excess of costs on uncompleted contracts $0.9 million and $0.7 million, respectively, and noncash adjustments to our net loss of $0.7 million, partially offset by decreased accounts receivable of $6.2 million and increased payable to Gaiam of $0.9 million. Our net cash provided by operating activities during the first quarter of 2011 was primarily attributable to decreased accounts receivable and inventory of $3.6 million and $0.6 million, respectively, and increased payable to Gaiam of $0.2 million and noncash adjustments to net income of $0.2 million, partially offset by decreased accounts payable, accrued liabilities and deferred revenue of $1.7 million, $0.3 million and $0.4 million, respectively.

Investing activities. Our investing activities provided net cash of $24 thousand and used net cash of $0.1 million during the first quarters of 2012 and 2011, respectively. Our net cash provided by investing activities during the first quarter of 2012 was the result of a decrease in restricted cash of $172 thousand, partially offset by the use of cash to acquire property and equipment of $148 thousand. Our net cash used in investing activities during the first quarter of 2011 was used to acquire property and equipment.

Financing activities. Our financing activities provided net cash of $6.4 million during the first quarter of 2012 primarily from borrowings on our line of credit of $6.5 million, partially offset by payments on debt and capital lease obligations of $0.1 million.

We believe our available cash balance of $7.7 million at March 31, 2012, the cash recently loaned by Riverside, the remaining funds available under the bank line of credit described above and cash expected to be generated from operations should be sufficient to fund our normal business operations for the foreseeable future. Our projected cash needs may change as a result of operational difficulties, possible acquisitions, or other factors. If required by our liquidity needs, we believe that we could obtain debt financing (in addition to or as a substitute for the line of credit discussed above) that would assist us in meeting our cash requirements.

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

Risk Factors

We wish to caution you that there are risks and uncertainties that could cause our actual results to be materially different from those indicated by forward looking statements that we make from time to time in filings with the Securities and Exchange Commission, news releases, reports, proxy statements, registration statements and other written communications as well as oral forward looking statements made from time to time by our representatives. These risks and uncertainties include, but are not limited to, those risks listed in our Annual Report on Form 10-K for the year ended December 31, 2011. Except for the historical information contained herein, the matters discussed in this analysis are forward-looking statements that involve risk and uncertainties, including, but not limited to, general economic and business conditions, competition, pricing, brand reputation, consumer trends, and other factors which are often beyond our control. We do not undertake any obligation to update forward-looking statements except as required by law.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) at the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at the end of such period, our disclosure controls and procedures were effective in alerting them, on a timely basis, to material information required to be disclosed in the reports that we file or furnish under the Exchange Act.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we are involved in legal proceedings that we consider to be in the normal course of business. We do not believe that any of these proceedings will have a material adverse effect on our business.

Item 1A.	Risk Factors

No material changes.

Item 5.	Other Information

Erik Zech, our former Chief Financial Officer, resigned from the Company effective March 31, 2012. On March 31, 2012, we entered into a Confidential Separation Agreement and Release of Claims with him pursuant to which we will pay Mr. Zech cash severance in the form of salary continuance for five weeks, in an aggregate amount of $19,231. Additionally, in connection with Mr. Zech’s resignation, we entered into a Consulting Agreement with him pursuant to which he agreed to serve as a consultant to us from and after May 5, 2012 through October 4, 2012 for which he will receive approximately $16,666 per month. The Company has attached hereto as Exhibits 10.1 and 10.2, respectively, copies of the Confidential Separation Agreement and Release of Claims and the Consulting Agreement. The foregoing summaries are qualified in their entirety by the contents of the Confidential Separation Agreement and Release of Claims and the Consulting Agreement.

We appointed John Coletta, age 46, to replace Mr. Zech as our Chief Financial Officer. Mr. Coletta began his employment with us on March 19, 2012 and became our Chief Financial Officer on April 1, 2012. Mr. Coletta earns an annual base salary of $250,000 and is entitled to receive an annual bonus of up to 50%, with a guaranteed amount of 25%, of his annual base salary for 2012. Upon his appointment, we granted Mr. Coletta stock options exercisable into 115,000 shares of our Class A common under our Incentive Plan. The stock options have an exercise price of $1.38 per share and vest over five years, 2% each month commencing on February 1, 2013.

From October 2008 to January 2012, Mr. Coletta was the Global Chief Financial Officer and President of Cartridge World, the world’s largest dedicated specialty retailer of ink and toner printer cartridges with manufacturing and retail operations in more than 60 countries. Mr. Coletta managed the global accounting and finance teams, and developed an integrated financial organization on the heels of their acquisition roll up of numerous country operations, and in managing corporate national accounts, Mr. Coletta co-developed many joint venture arrangements. From May 1998 to April 2008, Mr. Coletta was the Chief Executive Officer, Executive Vice President and corporate secretary at Rock Bottom Restaurants, a now public then private company with operations in 30 states across three major brands of restaurant chains including franchising operations. Mr. Coletta managed the accounting, finance, tax, purchasing, IT, human resources, strategy management, legal, licensing, and tax functions for Rock Bottom Restaurants. From May 1989 until May 1998, Mr. Coletta was an employee of Arthur Andersen LLP, an accounting firm, serving numerous public and private companies in the Audit & Business Advisory Division, including utility, construction, private equity and retail clients. Mr. Coletta brings extensive experience in mergers and acquisitions, finance, joint ventures, strategy management and a level of expertise in “nuts and bolts” administrative systems and support which will be instrumental to the growth plans for Real Goods Solar, during rapid organic and acquisition growth. Mr. Coletta is an active licensed CPA in Colorado.

On May 8, 2012, Nasdaq staff informed us that when Gaiam converted 100% of our Class B common shares to Class A common shares, we became subject to the Nasdaq Stock Market Rule 5605(b)(1) regarding board composition, and also that Nasdaq Stock Market Rule 5615(c)(3) would allow us twelve months from the date Real Goods Solar ceased to be a “controlled company” to phase-in compliance with the rule’s requirement. We are currently researching whether the Gaiam and Riverside shareholders’ agreement, which represents approximately 68% of our voting rights (as filed with the SEC), has an impact on our “controlled company” status.

Item 6.	Exhibits

a)	Exhibits.

Exhibit No.	Description

10.1*	Confidential Separation Agreement and Release of Claims, dated March 31, 2012, by and between Real Goods Solar, Inc. and Erik Zech

10.2*	Consulting Agreement, dated March 31, 2012, by and between Real Goods Solar, Inc. and Erik Zech

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of the Principal Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS***	XBRL Instance Document.

101.SCH***	XBRL Taxonomy Extension Schema.

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF***	XBRL Taxonomy Extension Definition Linkbase.

101.LAB***	XBRL Taxonomy Extension Label Linkbase.

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith
**	Furnished herewith
***	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act, the registrant caused this report to be signed on its behalf, by the undersigned, thereunto duly authorized.

Real Goods Solar, Inc.
(Registrant)

Date: May 14, 2012	By:	/s/ William S. Yearsley
William S. Yearsley
Chief Executive Officer (authorized officer)

Date: May 14, 2012	By:	/s/ John Coletta
John Coletta
Chief Financial Officer
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1*	Confidential Separation Agreement and Release of Claims, dated March 31, 2012, by and between Real Goods Solar, Inc. and Erik Zech

10.2*	Consulting Agreement, dated March 31, 2012, by and between Real Goods Solar, Inc. and Erik Zech

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS***	XBRL Instance Document.

101.SCH***	XBRL Taxonomy Extension Schema.

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF***	XBRL Taxonomy Extension Definition Linkbase.

101.LAB***	XBRL Taxonomy Extension Label Linkbase.

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith
**	Furnished herewith
***	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.