Form 10-Q
period 2012-06-30
Real Goods Solar, Inc.
filed 2012-08-14
CIK 1425565

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 12, 2012
Class A Common Stock ($.0001 par value)	26,676,685

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

Unaudited Interim Condensed Consolidated Financial Statements

We have prepared our unaudited interim condensed consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to these rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In our opinion, the unaudited interim condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly, in all material respects, our consolidated financial position as of June 30, 2012, the interim results of operations for the three and six months ended June 30, 2012 and 2011, and cash flows for the six months ended June 30, 2012 and 2011. These interim statements have not been audited. The balance sheet as of December 31, 2011 was derived from our audited consolidated financial statements included in our annual report on Form 10-K. The interim condensed consolidated financial statements contained herein should be read in conjunction with our audited financial statements, including the notes thereto, for the year ended December 31, 2011.

REAL GOODS SOLAR, INC.

Condensed consolidated balance sheets

(in thousands, except share and per share data)	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash	$6,595	$11,813
Restricted cash	—	172
Accounts receivable, net	14,549	21,539
Costs in excess of billings on uncompleted contracts	2,608	5,411
Inventory, net	8,175	12,264
Deferred costs on uncompleted contracts	1,087	1,313
Receivable and deferred tax assets	2,218	3,333
Other current assets	1,591	1,014

Total current assets	36,823	56,859
Property and equipment, net	6,816	6,930
Deferred tax assets	9,455	5,444
Goodwill	19,746	19,885
Other intangibles, net	195	390
Other assets	54	41

Total assets	$73,089	$89,549

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Line of credit	$6,500	$—
Accounts payable	7,755	27,785
Accrued liabilities	2,657	3,292
Billings in excess of costs on uncompleted contracts	2,534	2,144
Payable to Gaiam	483	476
Related party debt	4,850	1,700
Debt	157	197
Capital lease obligations	158	126
Deferred revenue and other current liabilities	640	2,388

Total current liabilities	25,734	38,108
Debt, net of current portion	126	202
Capital lease obligations, net of current portion	504	433

Total liabilities	26,364	38,743

Commitments and contingencies
Shareholders’ equity:
Class A common stock, $.0001 par value, 150,000,000 shares authorized, 26,676,685 and 26,660,640 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	3	3
Additional paid-in capital	82,153	81,860
Accumulated deficit	(35,431)	(31,057)

Total shareholders’ equity	46,725	50,806

Total liabilities and shareholders’ equity	$73,089	$89,549

See accompanying notes to the interim condensed consolidated financial statements.

REAL GOODS SOLAR, INC.

Condensed consolidated statements of operations

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share data)	2012	2011	2012	2011
	(unaudited)		(unaudited)
Net revenue	$21,447	$19,954	$39,703	$37,379
Cost of goods sold	16,128	14,594	27,957	26,990

Gross profit	5,319	5,360	11,746	10,389

Expenses:
Selling and operating	7,600	4,583	15,515	8,855
General and administrative	1,679	641	3,194	1,332
Acquisition-related costs	—	2,010	—	2,010

Total expenses	9,279	7,234	18,709	12,197

Loss from operations	(3,960)	(1,874)	(6,963)	(1,808)

Interest and other expense	(110)	(9)	(159)	(7)

Loss before income taxes	(4,070)	(1,883)	(7,122)	(1,815)

Income tax benefit	(1,552)	(308)	(2,748)	(277)

Net loss	$(2,518)	$(1,575)	$(4,374)	$(1,538)

Net loss per share:
Basic	$(0.09)	$(0.08)	$(0.16)	$(0.08)

Diluted	$(0.09)	$(0.08)	$(0.16)	$(0.08)

Weighted-average shares outstanding:
Basic	26,669	19,112	26,669	18,714

Diluted	26,669	19,112	26,669	18,714

See accompanying notes to the interim condensed consolidated financial statements.

REAL GOODS SOLAR, INC.

Condensed consolidated statements of cash flows

	For the Six Months Ended June 30,
(in thousands)	2012	2011
	(unaudited)
Operating activities
Net loss	$(4,374)	$(1,538)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	580	295
Amortization	195	10
Share-based compensation	293	165
Deferred income tax benefit	(2,796)	(334)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	6,990	6,242
Costs in excess of billings on uncompleted contracts	2,803	(5,085)
Inventory, net	4,090	1,003
Deferred costs on uncompleted contracts and advertising	225	(153)
Other current assets	(566)	406
Accounts payable	(20,031)	633
Accrued liabilities	(635)	(1,459)
Billings in excess of costs on uncompleted contracts	390	760
Deferred revenue and other current liabilities	(1,733)	1,296
Payable to Gaiam	7	(1,126)

Net cash provided by (used in) operating activities	(14,562)	1,115

Investing activities
Purchase of property and equipment	(288)	(109)
Change in restricted cash	172	55
Cash from acquired business	—	3,416

Net cash provided by (used in) investing activities	(116)	3,362

Financing activities
Borrowing from related party	3,150	—
Principal borrowings (payments) on revolving line of credit, net	6,500	(987)
Principal payments on debt and capital lease obligations, net	(190)	(9)

Net cash provided by (used in) financing activities	9,460	(996)

Net change in cash	(5,218)	3,481
Cash at beginning of period	11,813	11,123

Cash at end of period	$6,595	$14,604

Supplemental cash flow information
Income taxes paid	$47	$245
Interest paid	$134	$12

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

2. Significant Accounting Policies

No changes were made to our significant accounting policies during the three and six months ended June 30, 2012, except for the adoption of the Financial Accounting Standards Board’s accounting standard update that simplified how we test goodwill for impairment and permitted us to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit was less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. We do not expect the guidance to have a material impact on our consolidated financial statements.

Goodwill and Other Intangibles

Goodwill represents the excess of the purchase consideration over the estimated fair value of assets acquired less liabilities assumed in a business acquisition. Our other intangibles consist of customer related assets. Goodwill is reviewed for impairment annually or more frequently if impairment indicators arise. We compare the estimated fair value of our goodwill reporting unit with its carrying amount, including goodwill. If the estimated fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of a reporting unit exceeds its estimated fair value, the goodwill impairment test is performed to measure the amount of impairment loss. Since we operate in only one business segment, we assess impairment at the enterprise level. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment at many points during the analysis. In assessing our goodwill for impairment, we use a combination of factors, including comparable company market values and multiples of revenue to the extent the information is available. If comparable market information is insufficient, we supplement our assessment with other approaches, such as present value techniques, which will require us to make estimates and judgments about our future cash flows. These cash flow forecasts will be based on assumptions that are consistent with the plans and estimates we use to manage our business. Application of alternative assumptions could yield significantly different results.

As required by US GAAP, we tested our goodwill and other intangibles for potential impairment at the end of the quarter due to recent economic conditions and stock price volatility. We concluded that none of our goodwill or other intangibles were impaired as of June 30, 2012. For the testing of the goodwill reporting unit, we utilized a traditional discounted future cash flows model that employed certain key assumptions, including a discount factor, a terminal value, revenue growth projections, gross profit margins, and required working capital estimates, all of which were determined based on historical and projected market data and management’s judgment. A change in any one of the utilized assumptions could have yielded a different measurement of the estimated fair value for our goodwill reporting unit. It is reasonably possible that a change in these assumptions could occur in the near term and that any such change could impact not only goodwill and other intangibles, but also the carrying value of our deferred tax assets related to carried forward net operating losses.

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

The following is supplemental unaudited interim pro forma information for the Alteris acquisition as if we had issued 8.7 million shares of our Class A common stock to acquire this business on January 1, 2010. The pro forma net revenue was decreased by $0.7 million and $0.6 million and net losses were decreased by $0.2 million and $0.3 million for the three and six months ended June 30, 2011, respectively, to reflect Alteris’ adoption of our method, cost to cost, of measuring progress towards completion for jobs accounted for under the percentage of completion method. Additionally, pro forma net losses were increased by $1.7 million and $1.6 million for the three and six months ended June 30, 2011, respectively, to include amortization of intangible assets, share-based compensation expense related to replacement stock options, change in the percentage of completion method, and a tax benefit, all resulting from the acquisition of Alteris. All pro forma adjustments are based on currently available information and upon assumptions that we believe are reasonable in order to reflect, on a supplemental pro forma basis, the impact of this acquisition on our historical financial information.

	Pro Forma (unaudited)
(in thousands, except per share data)	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
Net revenue	$26,712	$49,455

Net loss	$(1,861)	$(3,406)

Net loss per share – basic	$(0.07)	$(0.12)

Net loss per share – diluted	$(0.07)	$(0.12)

4. Revolving Line of Credit

We have a revolving line of credit which provides for advances not to exceed $7.0 million based upon the collateral value of our accounts receivable. All borrowings are collateralized by a security interest in substantially all of our assets other than our interests in Alteris Project Financing Company LLC, and bear interest at (i) the greater of the bank’s prime rate or 4.00%, plus (ii) 1.75% (or 5.75% during an event of default) unless we maintain certain liquidity benchmarks. The line of credit facility will mature on August 31, 2012. The line of credit has a facility fee of 0.5% per year of the average daily unused portion of the available line of credit during the applicable calendar quarter. We may reserve up to $500,000 for stand-by letters of credit under the line of credit. The Loan and Security Agreement establishing the line of credit contains various covenants, including a covenant requiring compliance with a liquidity ratio. At June 30, 2012, we had $6.5 million of outstanding borrowings under this facility.

5. Related Party Debt

Our related party debt consists of $1.7 million from Gaiam, Inc. (“Gaiam”), who owns approximately 38% of our common stock, which must be repaid by December 30, 2012 and $3.15 million from Riverside Renewable Energy Investments, LLC (“Riverside”), who owns approximately 29% of our common stock, $3.0 million of which must be repaid by May 4, 2013 and the remaining $150 thousand by June 20, 2013. These loans bear interest at a rate of 10%; however, if the loans are repaid on or prior to the dates indicated above, the accrued interest is waived.

6. Debt

Our debt other than related party debt, all of which relates to Alteris, consisted of the following at June 30, 2012:

(in thousands, except installment amounts and interest rates)	June 30, 2012
Notes payable to finance companies for the purchase of vehicles and equipment in 36 to 60 monthly installments totaling $18,828, with interest ranging from 2.9% to 10.4%. The notes are secured by Alteris’ vehicles and equipment	$283
Less – current portion of debt	157

Debt, net of current portion	$126

Maturities of debt at June 30, 2012 are as follows:

(in thousands)
Year ending December 31,
2012	$85
2013	129
2014	67
2015	2

$283

The notes are subject to both positive and negative restrictions and covenants, which include maintaining certain debt service and adjusted leverage ratios.

7. Capital Lease Obligations

We have vehicles financed under capital leases. The cost of the capitalized leased assets included in property and equipment was $0.8 million and $0.6 million at June 30, 2012 and December 31, 2011, respectively. Accumulated amortization of capitalized leased assets was $0.2 million and $0.1 million at June 30, 2012 and December 31, 2011, respectively. Amortization expense for capitalized leased assets was $85 thousand and $123 thousand for the three and six months ended June 30, 2012, respectively.

Our future minimum lease payments and capital lease obligations at June 30, 2012 are as follows:

(in thousands)
Year ending December 31,
2012	$100
2013	246
2014	202
2015	161
2016	21

Total future minimum lease payments	730
Less – amounts representing interest	68

Total capital lease obligations	662
Less – current portion of capital lease obligations	158

Capital lease obligations, net of current portion	$504

8. Shareholders’ Equity

During the first half of 2012, we issued 19,045 shares of our Class A common stock to our independent directors, in lieu of cash compensation, for services rendered during 2012.

9. Share-Based Payments

During the first half of 2012, we granted 656,500 new stock options and cancelled 268,140 stock options under our 2008 Long-Term Incentive Plan. The new stock options vest at 2% per month for the 50 months beginning in the eleventh month after date of grant.

Total share-based compensation expense recognized was $0.2 million and $0.1 million for the three months ended June 30, 2012 and 2011, respectively, and $0.3 million and $0.2 million for the six months ended June 30, 2012 and 2011, respectively, and is shown in general and administrative expenses on our condensed consolidated statements of operations.

10. Net Loss Per Share

Basic net loss per share excludes any dilutive effects of options. We compute basic net loss per share using the weighted average number of common shares outstanding during the period. We compute diluted net loss per share using the weighted average number of common stock and common stock equivalents outstanding during the period. We excluded common stock equivalents of 2,187,000 and 1,194,000 for the three months ended June 30, 2012 and 2011, respectively, and 2,103,000 and 1,171,000 for the six months ended June 30, 2012 and 2011, respectively, from the computation of diluted net loss per share because their effect was antidilutive.

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2012	2011	2012	2011
Numerator for basic and diluted net loss per share	$(2,518)	$(1,575)	$(4,374)	$(1,538)
Denominator:
Weighted average shares for basic net loss per share	26,669	19,112	26,669	18,714
Effect of dilutive securities:
Weighted average of stock options, restricted stock awards, and warrants	—	—	—	—

Denominators for diluted net loss per share	26,669	19,112	26,669	18,714

Net loss per share - basic	$(0.09)	$(0.08)	$(0.16)	$(0.08)

Net loss per share - diluted	$(0.09)	$(0.08)	$(0.16)	$(0.08)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our revenue primarily result from the installation of solar energy systems. We also derive a portion of our revenue from the retail sale of renewable energy products. Our expenses primarily consist of labor costs incurred in connection with solar installations, product costs for solar photovoltaic modules and other products sold, and related office and warehouse costs.

During the second quarter of 2012, we made significant progress toward the integration of Alteris and centralization of key operating functions to Colorado, and expect to substantially complete such work during the third quarter of 2012. We have significantly invested in operating expenses and working capital toward such efforts. This will result in an efficient and scalable infrastructure that can leverage expanded geographical diversity and pursue a new mix of significant residential and commercial customers. While the solar manufacturing industry has struggled based on oversupply and global pricing competition, downstream distributed solar power integrators, including the Company, have benefited from reduced costs. Financing companies have entered the market to enable compelling financing terms for homeowners and businesses, including no money down leasing. We continue to expect strong demand for both residential and commercial solar installations, despite the overall economic weakness in the United States. As one of the few national solar Efficient Power Conversion (EPC) providers, we expect to capitalize on our expanded footprint and the evolving U.S. solar industry.

Critical Accounting Policies

Goodwill and Other Intangibles

Goodwill represents the excess of the purchase consideration over the estimated fair value of assets acquired less liabilities assumed in a business acquisition. Our other intangibles consist of customer related assets. Goodwill is reviewed for impairment annually or more frequently if impairment indicators arise. We compare the estimated fair value of our goodwill reporting unit with its carrying amount, including goodwill. If the estimated fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of a reporting unit exceeds its estimated fair value, the goodwill impairment test is performed to measure the amount of impairment loss. Since we operate in only one business segment, we assess impairment at the enterprise level. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment at many points during the analysis. In assessing our goodwill for impairment, we use a combination of factors, including comparable company market values and multiples of revenue to the extent the information is available. If comparable market information is insufficient, we supplement our assessment with other approaches, such as present value techniques, which will require us to make estimates and judgments about our future cash flows. These cash flow forecasts will be based on assumptions that are consistent with the plans and estimates we use to manage our business. Application of alternative assumptions could yield significantly different results.

As required by US GAAP, we tested our goodwill and other intangibles for potential impairment at the end of the quarter due to recent economic conditions and stock price volatility. We concluded that none of our goodwill or other intangibles were impaired as of June 30, 2012. For the testing of the goodwill reporting unit, we utilized a traditional discounted future cash flows model that employed certain key assumptions, including a discount factor, a terminal value, revenue growth projections, gross profit margins, and required working capital estimates, all of which were determined based on historical and projected market data and management’s judgment. A change in any one of the utilized assumptions could have yielded a different measurement of the estimated fair value for our goodwill reporting unit. It is reasonably possible that a change in these assumptions could occur in the near term and that any such change could impact not only goodwill and other intangibles, but also the carrying value of our deferred tax assets related to carried forward net operating losses.

Results of Operations

The following table sets forth certain financial data as a percentage of revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	75.2%	73.1%	70.4%	72.2%

Gross profit	24.8%	26.9%	29.6%	27.8%

Expenses:
Selling and operating	35.5%	23.0%	39.1%	23.7%
General and administrative	7.8%	3.2%	8.0%	3.5%
Acquisition-related costs	—%	10.1%	—%	5.4%

Total expenses	43.3%	36.3%	47.1%	32.6%

Loss from operations	-18.5%	-9.4%	-17.5%	-4.8%

Interest and other expense	-0.5%	-0.0%	-0.4%	-0.0%

Income tax benefit	-7.3%	-1.5%	-6.9%	-0.7%

Net loss	-11.7%	-7.9%	-11.0%	-4.1%

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Net revenue. Net revenue increased $1.5 million, or 7.5%, to $21.5 million during the second quarter of 2012 from $20.0 million during the second quarter of 2011. The revenue growth was primarily attributable to the acquisition of Alteris, partially offset by reduced revenue due to the direct supplying to customers by financing companies of certain components used on residential projects in order for the financiers to take advantage of expiring tax benefits (Safe Harbor). This unusual sourcing activity during the second quarter of 2012 reduced net revenue, but had no material impact on Company’s gross profit dollars. Net revenue normalized for this unusual sourcing event were approximately $22.5 million for the second quarter of 2012, or 12.7% more than the same period last year. (Refer to Non-GAAP Pro Forma Financial Measures below).

Gross profit. Gross profit decreased $0.1 million, or 0.8%, to $5.3 million during the second quarter of 2012 from $5.4 million during the second quarter of 2011. As a percentage of net revenue, gross profit decreased to 24.8% during the second quarter of 2012 from 26.9% during the second quarter of 2011. The 210 basis point decrease in gross profit percentage primarily reflects the impact of the safe harbor transactions mentioned above, as well as a change in the mix of residential and commercial projects. Second quarter gross profit dollars in 2012 of $5.3 million are similar to 2011 gross profit of $5.4 million while revenue in 2012 of $21.5 million are $1.5 million more than 2011 revenues of $20.0 million. This is attributable to a reduction in the mix of residential projects, which produce a higher gross profit margin over commercial projects. The Company generally expects a higher mix of commercial projects in 2012 over 2011.

Selling and operating expenses. Selling and operating expenses increased $3.0 million, or 65.8%, to $7.6 million during the second quarter of 2012 from $4.6 million during the second quarter of 2011. As a percentage of net revenue, selling and operating expenses increased to 35.5% during the second quarter of 2012 from 23.0% during the second quarter of 2011. The increase in selling and operating expenses is attributable to the consolidation of Alteris.

General and administrative expenses. General and administrative expenses increased $1.0 million, or 161.9%, to $1.7 million during the second quarter of 2012 from $0.6 million during the second quarter of 2011. The increase in general and administrative expenses is due to investments in the new corporate headquarters in Colorado, as well as investments in executive and shared service personnel subsequent to the Alteris merger. The new headquarters represented approximately 34% of the increase in general and administrative expense, while investments in accounting personnel, information technology and the executive team represented approximately 11%, 3% and 6% of the increase, respectively.

Net loss. As a result of the above factors, net loss for the second quarter of 2012 was $2.5 million, or $09 per share, as compared to $1.6 million, or $0.08 per share, for the same period last year. The non-GAAP pro forma (including Alteris and excluding acquisition-related costs) net loss for the second quarter of 2011 was $1.9 million, or $0.07 loss per share. Refer to Non-GAAP Pro Forma Financial Measures below.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Net revenue. Net revenue increased $2.3 million, or 6.2%, to $39.7 million during the first half of 2012 from $37.4 million during the first half of 2011. The revenue growth was primarily attributable to the acquisition of Alteris, partially offset by reduced revenue due to the direct supplying to customers by financing companies of certain components used on residential projects in order for the financiers to take advantage of expiring tax benefits (Safe Harbor). This unusual sourcing activity during the first half of 2012 reduced net revenue, but had no material impact on Company’s gross profit dollars. Net revenue normalized for this unusual sourcing event were approximately $41.8 million for the first half of 2012, or 11.9% more than the same period last year. (Refer to Non-GAAP Pro Forma Financial Measures below).

Gross profit. Gross profit increased $1.4 million, or 13.1%, to $11.7 million during the first half of 2012 from $10.4 million during the first half of 2011. As a percentage of net revenue, gross profit increased to 29.6% during the first half of 2012 from 27.8% during the first half of 2011. The 180 basis point increase in gross profit percentage primarily reflects the impact of the safe harbor effect of residential projects, which produce a higher gross profit margin over commercial projects. The Company generally expects a higher mix of commercial projects in 2012 over 2011.

Selling and operating expenses. Selling and operating expenses increased $6.7 million, or 75.2%, to $15.5 million during the first half of 2012 from $8.9 million during the first half of 2011. As a percentage of net revenue, selling and operating expenses increased to 39.1% during the first half of 2012 from 23.7% during the first half of 2011. The increase in operating expenses is attributable to the consolidation of Alteris.

General and administrative expenses. General and administrative expenses increased $1.9 million, or 139.8%, to $3.2 million during the first half of 2012 from $1.3 million during the first half of 2012. The increase in general and administrative expenses is due to investments in the new corporate headquarters in Colorado, as well as investments in executive and shared service personnel subsequent to the Alteris merger. The new headquarters represented approximately 26% of the increase in general and administrative expense, while investments in accounting personnel and the executive team represented approximately 10% and 14% of the increase, respectively.

Net loss. As a result of the above factors, net loss for the first half of 2012 was $4.4 million, or $0.16 per share, as compared to $1.5 million, or $0.08 per share, for the same period last year. The non-GAAP pro forma (including Alteris and excluding acquisition-related costs) net loss for the first half of 2011 was $3.4 million, or $0.12 loss per share. Refer to Non-GAAP Pro Forma Financial Measures below.

Non-GAAP Pro Forma Financial Measures

We have utilized the non-GAAP information set forth below as additional devices to aid in understanding and analyzing our financial results for the three and six months ended June 30, 2011. We believe that these non-GAAP measures will allow for a better evaluation of the operating performance of our business and facilitate meaningful comparison of the results in the current period to those in prior periods and future periods. Reference to these non-GAAP measures should not be considered a substitute for results that are presented in a manner consistent with GAAP.

A reconciliation of GAAP net loss to the non-GAAP pro forma net loss is set forth below (unaudited, in millions):

	For the Three Months Ended June 30, 2011	For the Six Months Ended June 30, 2011
Net loss	$(1.6)	$(1.5)
Inclusion of Alteris’ historical net loss (net of taxes of $1.0 million and $2.0 million, respectively) (a)	(2.1)	(3.5)
Pro forma adjustments for the inclusion of Alteris (a) (b)	1.8	1.6

Non-GAAP pro forma net loss	$(1.9)	$(3.4)

A reconciliation of GAAP net loss per share to the non-GAAP pro forma net loss per share is set forth below (unaudited):

	For the Three Months Ended June 30, 2011	For the Six Months Ended June 30, 2011
Net loss per share – diluted	$(0.08)	$(0.08)
Inclusion of Alteris’ historical net loss (net of taxes of $1.0 million and $2.0 million, respectively) (a)	(0.05)	(0.10)
Pro forma adjustments for the inclusion of Alteris (a) (b)	0.06	0.06

Non-GAAP pro forma net loss per share – diluted	$(0.07)	$(0.12)

Weighted average shares used in net loss per share calculations – diluted	19,112,000	18,714,000
Weighted average shares attributable to the acquisition of Alteris – diluted	8,700,000	8,700,000

Weighted average shares used in non-GAAP pro forma net loss per share calculations – diluted	27,812,000	27,414,000

(a)	Income taxes were computed at an effective tax rate of approximately 40%.
(b)	Pro forma adjustments include the removal of $2.0 million of costs related to the acquisition of Alteris and reduced profitability of $0.2 million due to a change in estimate for contracts recorded under the percentage of completion accounting method, net of taxes of $0.1 million for the three months ended June 30, 2011, and the removal of $2.0 million of costs related to the acquisition of Alteris and reduced profitability of $0.3 million due to a change in estimate for contracts recorded under the percentage of completion accounting method , net of taxes of $29 thousand for the six months ended June 30, 2011.

A reconciliation of GAAP net revenue to the non-GAAP pro forma net revenue is set forth below (unaudited, in millions):

	For the Three Months Ended June 30, 2012	For the Six Months Ended June 30, 2012
Net revenue	$21.5	$39.7
Adjustment for Safe Harbor	1.0	2.1

Non-GAAP pro forma net revenue	$22.5	$41.8

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

To the extent we have or can arrange available capital, we plan to continue to pursue acquisitions and other opportunities to expand our sales territories, technologies, and products and increase our sales and marketing programs as needed. We did not have any material commitments for capital expenditures as of June 30, 2012, and we do not presently have any plans for future material capital expenditures.

On July 22, 2011, Alteris entered into a new financing arrangement with a bank to fund commercial solar installations. Under a master lease agreement between a project finance subsidiary of Alteris and the bank, the project finance subsidiary may form new subsidiaries that will enter into sale leaseback arrangements with solar installation customers to finance specifically designated solar installations. The project finance entities will grant a security interest in substantially all their assets, and the project finance subsidiary’s equity will be pledged by Alteris on a non-recourse basis to the bank. Alteris will provide limited unsecured guarantees of payment and performance of the obligations of the project finance entities, including operating, maintenance and indemnity obligations and payment of certain fees and expenses. This financing arrangement would not generate capital for use in our business, but instead would offer a financing alternative to our commercial installation customers. As of June 30, 2012, there were no commercial solar installations funded under this financing arrangement.

We have a revolving line of credit which provides for advances not to exceed $7.0 million based upon the collateral value of our accounts receivable. All borrowings are collateralized by a security interest in substantially all of our assets other than our interests in Alteris Project Financing Company LLC, and bear interest at (i) the greater of the bank’s prime rate or 4.00%, plus (ii) 1.75% (or 5.75% during an event of default) unless we maintain certain liquidity benchmarks. The line of credit facility will mature on August 31, 2012. The line of credit has a facility fee of 0.5% per year of the average daily unused portion of the available line of credit during the applicable calendar quarter. We may reserve up to $500,000 for stand-by letters of credit under the line of credit. The Loan and Security Agreement establishing the line of credit contains various covenants, including a covenant requiring compliance with a liquidity ratio. At June 30, 2012, we had $6.5 million of outstanding borrowings under this facility. We are currently in negotiations for a line of credit with a larger borrowing capacity to replace our existing line of credit. We are also currently in negotiations with Silicon Valley Bank to extend our existing line of credit, if needed.

Upon the closing of the Alteris transaction on December 19, 2011, we received commitments from Riverside to make us a single loan of up to $3.15 million and from Gaiam to loan us up to $1.7 million. Gaiam funded its loan commitment on December 30, 2011. Riverside loaned us $3.0 million on May 4, 2012 and another $150 thousand on June 20, 2012. The loans are for a period of 12 months, and bear interest at a rate of 10%; however, if the loan is repaid on or prior to the first anniversary of the date on which the loan was made, the accrued interest is waived. The loans are subordinate to all indebtedness for borrowed money owed by us to any lenders unaffiliated with us. Payment of the unpaid principal and all accrued but unpaid interest under a loan is accelerated and become immediately due and payable upon the occurrence of certain events related to proceedings under bankruptcy, insolvency, receivership or similar laws, the appointment of a receiver, trustee, custodian, sequestrator, conservator or similar official for our company or a substantial part of our assets, and our making a general assignment for the benefit of creditors.

Cash Flows

The following table summarizes our primary sources (uses) of cash during the periods presented:

	Six Months Ended June 30,
(in thousands)	2012	2011
Net cash provided by (used in):
Operating activities	$(14,562)	$1,115
Investing activities	(116)	3,362
Financing activities	9,460	(996)

Net change in cash	$(5,218)	$3,481

Operating activities. Our operating activities used net cash of $14.6 million and provided net cash of $1.1 million during the first halves of 2012 and 2011, respectively. Our net cash used by operating activities during the first half of 2012 was primarily attributable to decreased accounts payable and accrued liabilities of $20.7 million, our net loss of $4.4 million, decreased deferred revenue and other current liabilities of $1.7 million, and noncash adjustments to our net loss of $1.7 million, partially offset by decreased accounts receivable, inventory, and costs in excess of billings on uncompleted contracts of $7.0 million, $4.1 million, and $2.8 million, respectively. A significant portion of the reduction in accounts payable reflects payments for Alteris liabilities assumed on December 19, 2011. Our net cash provided by operating activities during the first half of 2011 was primarily attributable to decreased accounts receivable and inventory of $6.2 million and $1.0 million, respectively, increased deferred revenue and other current liabilities of $1.3 million, increased billings in excess of costs on uncompleted contracts of $0.8 million, increased accounts payable of $0.6 million and decreased other assets of $0.4 million, partially offset by increased costs in excess of billings on uncompleted contracts of $5.1 million, our net loss of $1.5 million, decreased accrued liabilities of $1.5 million and decreased payable to Gaiam of $1.1 million.

Investing activities. Our investing activities used net cash of $0.1 million and provided net cash of $3.4 million during the first halves of 2012 and 2011, respectively. Our net cash used by investing activities during the first half of 2012 was primarily attributable to the purchase of property and equipment for $0.3 million, partially offset by a decrease in restricted cash of $0.2 million. Our net cash provided by investing activities during the first half of 2011 was attributable to $3.4 million of cash acquired from our acquisition of Alteris.

Financing activities. Our financing activities provided net cash of $9.5 million and used net cash of $1.0 million during the first halves of 2012 and 2011, respectively. Our net cash provided by financing activities during the first half of 2012 was primarily the result of borrowings on our line of credit of $6.5 million and a loan from a related party of $3.15 million, partially offset by payments on debt and capital lease obligations of $0.2 million. Our net cash used in financing activities during the first half of 2011 was used to repay borrowings on Alteris’ line of credit of $1.0 million.

We believe our available cash balance of $6.6 million at June 30, 2012, the larger capacity revolving line of credit that we are currently negotiating, and cash expected to be generated from operations should be sufficient to fund our normal business operations for the foreseeable future. Our projected cash needs may change as a result of operational difficulties, possible acquisitions, or other factors. If required by our liquidity needs, we believe that we could obtain debt financing (in addition to or as a substitute for the line of credit discussed above) that would assist us in meeting our cash requirements.

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

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the three and six months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we are involved in legal proceedings that we consider to be in the normal course of business. We do not believe that any of these proceedings will have a material adverse effect on our business.

Item 1A.	Risk Factors

No material changes.

Item 6. Exhibits

a)	Exhibits.

Exhibit No.	Description

10.1	Amended and Restated Real Goods Solar, Inc. 2008 Long-Term Incentive Plan (1)

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of the Principal Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS***	XBRL Instance Document.

101.SCH***	XBRL Taxonomy Extension Schema.

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF***	XBRL Taxonomy Extension Definition Linkbase.

101.LAB***	XBRL Taxonomy Extension Label Linkbase.

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase.

(1)	Incorporated by reference to Appendix A to Real Goods Solar’s proxy statement for its 2012 annual meeting filed with the SEC on April 30, 2012 (Commission File No. 001-34044).
*	Filed herewith
**	Furnished herewith
***	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf, by the undersigned, thereunto duly authorized.

Real Goods Solar, Inc.
(Registrant)

Date: August 14, 2012	By:	/s/ Kam Mofid
Kamyar (Kam) Mofid
Chief Executive Officer (authorized officer)

Date: August 14, 2012	By:	/s/ John Coletta
John Coletta
Chief Financial Officer
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Amended and Restated Real Goods Solar, Inc. 2008 Long-Term Incentive Plan (1)

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS***	XBRL Instance Document.

101.SCH***	XBRL Taxonomy Extension Schema.

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF***	XBRL Taxonomy Extension Definition Linkbase.

101.LAB***	XBRL Taxonomy Extension Label Linkbase.

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase.

(1)	Incorporated by reference to Appendix A to Real Goods Solar’s proxy statement for its 2012 annual meeting filed with the SEC on April 30, 2012 (Commission File No. 001-34044).
*	Filed herewith
**	Furnished herewith
***	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.