Form 10-Q
period 2012-09-30
Real Goods Solar, Inc.
filed 2012-11-14
CIK 1425565

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 12, 2012
Class A Common Stock ($.0001 par value)	26,683,828

REAL GOODS SOLAR, INC.

FORM 10-Q

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report may contain forward-looking statements that involve risks and uncertainties. The words “anticipate,” “believe,” “plan,” “estimate,” “expect,” “strive,” “future,” “intend” and similar expressions as they relate to us are intended to identify such forward-looking statements. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors” and elsewhere in this report. Risks and uncertainties that could cause actual results to differ include, without limitation, the level of government subsidies and economic incentives for solar energy, general economic conditions, adoption of solar energy technologies, consumer trends, customer interest in our products, pricing of energy from solar energy systems and conventional energy sources, risks associated with revenue recognition, the effect of government regulation, changing energy technologies, our geographic concentration, our business plan and strategy, new initiatives we undertake, our inability to make successful acquisitions and integrate acquired businesses into our operations, the availability of capital, our debt service, interest rate fluctuation, our compliance with restrictive covenants imposed by our indebtedness, loss of management and key personnel, our inability to hire additional personnel, brand reputation, litigation, our dependence on suppliers, global supply of and demand for silicon, merchandise and solar panel supply problems, unfair trade practice duties on imports used in our industry, delays in completing solar energy system installations on time, competition, product liabilities, warranty claims, the availability of consumer financing of solar energy systems, our inability to regain compliance or maintain compliance in the future with NASDAQ continued listing standards, our dependence on Gaiam, Inc. for certain services, conflicts of interest with Gaiam and Renewable Energy Investment LLC (“Riverside”), security and information systems, legal liability for website content, failure of third parties to provide adequate service, and other risks and uncertainties included in our filings with the Securities and Exchange Commission. We caution you that no forward-looking statement is a guarantee of future performance, and you should not place undue reliance on these forward-looking statements which reflect our view only as of the date of this report. We undertake no obligation to update any forward-looking information.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Unaudited Interim Condensed Consolidated Financial Statements

We have prepared our unaudited interim condensed consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to these rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In our opinion, the unaudited interim condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly, in all material respects, our consolidated financial position as of September 30, 2012, the interim results of operations for the three and nine months ended September 30, 2012 and 2011, and cash flows for the nine months ended September 30, 2012 and 2011. These interim statements have not been audited. The balance sheet as of December 31, 2011 was derived from our audited consolidated financial statements included in our annual report on Form 10-K. The interim condensed consolidated financial statements contained herein should be read in conjunction with our audited financial statements, including the notes thereto, for the year ended December 31, 2011.

REAL GOODS SOLAR, INC.

Condensed consolidated balance sheets

(in thousands, except share and per share data)	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash	$3,827	$11,813
Restricted cash	—	172
Accounts receivable, net	15,411	21,539
Costs in excess of billings on uncompleted contracts	8,156	5,411
Inventory, net	6,430	12,264
Deferred costs on uncompleted contracts	723	1,313
Receivable and deferred tax assets	228	3,333
Other current assets	1,306	1,014

Total current assets	36,081	56,859
Property and equipment, net	4,517	6,930
Deferred tax assets	—	5,444
Goodwill	—	19,885
Other intangibles, net	—	390
Other assets	80	41

Total assets	$40,678	$89,549

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Line of credit	$6,500	$—
Accounts payable	15,220	27,785
Accrued liabilities	2,978	3,292
Billings in excess of costs on uncompleted contracts	1,890	2,144
Related party debt	4,850	1,700
Payable to Gaiam	83	476
Debt	144	197
Capital lease obligations	161	126
Deferred revenue and other current liabilities	621	2,388

Total current liabilities	32,447	38,108
Debt, net of current portion	95	202
Capital lease obligations, net of current portion	462	433

Total liabilities	33,004	38,743

Commitments and contingencies
Shareholders’ equity:
Class A common stock, $.0001 par value, 150,000,000 shares authorized, 26,683,828 and 26,660,640 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	3	3
Additional paid-in capital	82,119	81,860
Accumulated deficit	(74,448)	(31,057)

Total shareholders’ equity	7,674	50,806

Total liabilities and shareholders’ equity	$40,678	$89,549

See accompanying notes to the interim condensed consolidated financial statements.

REAL GOODS SOLAR, INC.

Condensed consolidated statements of operations

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data)	2012	2011	2012	2011
	(unaudited)		(unaudited)
Net revenue	$26,358	$31,586	$66,061	$68,965
Cost of goods sold	20,621	23,733	48,578	50,723

Gross profit	5,737	7,853	17,483	18,242

Expenses:
Selling and operating	7,924	6,917	23,439	15,772
General and administrative	3,214	1,188	6,408	2,520
Acquisition-related costs	—	383	—	2,393
Goodwill and other asset impairments	22,012	—	22,012	—

Total expenses	33,150	8,488	51,859	20,685

Loss from operations	(27,413)	(635)	(34,376)	(2,443)

Interest and other expense	(136)	(104)	(295)	(111)

Loss before income taxes	(27,549)	(739)	(34,671)	(2,554)

Income tax expense (benefit)	11,468	(261)	8,720	(538)

Net loss	$(39,017)	$(478)	$(43,391)	$(2,016)

Net loss per share:
Basic	$(1.46)	$(0.02)	$(1.63)	$(0.09)

Diluted	$(1.46)	$(0.02)	$(1.63)	$(0.09)

Weighted-average shares outstanding:
Basic	26,677	26,655	26,672	22,534

Diluted	26,677	26,655	26,672	22,534

See accompanying notes to the interim condensed consolidated financial statements.

REAL GOODS SOLAR, INC.

Condensed consolidated statements of cash flows

	For the Nine Months Ended September 30,
(in thousands)	2012	2011
	(unaudited)
Operating activities
Net loss	$(43,391)	$(2,016)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	799	555
Amortization	245	110
Share-based compensation	259	335
Deferred income tax expense (benefit)	8,655	(625)
Goodwill and other asset impairments	22,012	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	6,129	4,244
Costs in excess of billings on uncompleted contracts	(2,745)	(3,148)
Inventory, net	5,835	148
Deferred costs on uncompleted contracts and advertising	590	561
Other current assets	(299)	383
Accounts payable	(12,567)	1,221
Accrued liabilities	(315)	(1,304)
Billings in excess of costs on uncompleted contracts	(254)	(1,005)
Deferred revenue and other current liabilities	(1,766)	1,719
Payable to Gaiam	(391)	(327)

Net cash provided by (used in) operating activities	(17,204)	851

Investing activities
Purchase of property and equipment	(329)	(202)
Change in restricted cash	172	687
Cash from acquired business	—	3,416

Net cash provided by (used in) investing activities	(157)	3,901

Financing activities
Borrowing from related party	3,150	—
Principal borrowings (payments) on revolving line of credit, net	6,500	(2,042)
Principal payments on debt and capital lease obligations, net	(275)	(136)
Repurchase of Class A common stock, including related costs	—	(1,070)

Net cash provided by (used in) financing activities	9,375	(3,248)

Net change in cash	(7,986)	1,504
Cash at beginning of period	11,813	11,123

Cash at end of period	$3,827	$12,627

Supplemental cash flow information
Income taxes paid	$31	$247
Interest paid	$112	$61

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

Debt Financing Update

At September 30, 2012, our cash balance was $3.8 million. The maturity date for our Silicon Valley Bank revolving line of credit with current capacity and outstanding borrowings of $6.5 million has been extended from October 30, 2012 to March 31, 2013. Our related party debt of $1.7 million owed to Gaiam, Inc. that matures on December 30, 2012 will be extended to April 30, 2013. We also obtained additional capital commitments from our two largest shareholders and engaged an investment banker to seek new investors. Furthermore, in response to our current financial condition, we are negotiating with other financial institutions to obtain a new credit facility to replace the Silicon Valley Bank revolving line of credit. In addition, we will continue to make operational improvements to reduce our operating cash requirements. With the completion of the debt extensions and additional commitments and achievement of some or all of the above noted remaining initiatives, while there can be no assurances, we expect to be able to continue to operate through 2013, and thereby generate adequate cash flow to meet our debt obligations.

NASDAQ Non-Compliance

On September 26, 2012, Real Goods Solar, Inc. received a letter from The Nasdaq Stock Market (“NASDAQ”), notifying us that for the last 30 consecutive business days, the bid price of our Class A common stock had closed below the minimum $1.00 per share requirement for continued inclusion on NASDAQ based on Listing Rule 5450(a)(1), and describing a timetable for bringing us into compliance with that rule.

Our Class A common stock remains listed on NASDAQ under the symbol RSOL. Under Listing Rule 5810(c)(3)(A), we have 180 calendar days, or until March 25, 2013, to regain compliance. If at any time before then, our Class A common stock has a closing bid price of $1.00 or more for a minimum of 10 consecutive business days, NASDAQ staff will notify us that it has regained compliance.

If we have not met the requirements of Rule 5450(a)(1) by March 25, 2013, but meet the continued listing requirement for market value of publicly held shares and all other applicable standards for initial listing on The Nasdaq Capital Market (other than the minimum bid price requirement), then we may be eligible for an additional 180 day compliance period by submitting an application to transfer its securities to The Nasdaq Capital Market. In order to qualify, we will need to provide written notice of our intention to cure the deficiency during the second compliance period, by effecting a reverse stock split if necessary. If it appears to NASDAQ staff that we will not be able to cure the deficiency during this second compliance period, or if we are otherwise not eligible, the staff will provide notice that our securities will be subject to delisting.

We intend to actively monitor the bid price for its common stock between now and March 25, 2013, and will consider available options to resolve the deficiency and regain compliance with the NASDAQ minimum bid price requirement.

2. Significant Accounting Policies

No changes were made to our significant accounting policies during the three and nine months ended September 30, 2012, except for the adoption of the Financial Accounting Standards Board’s accounting standard update that simplified how we test goodwill for impairment and permitted us to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit was less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. We do not expect the guidance to have a material impact on our consolidated financial statements.

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

3. Goodwill and Other Asset Impairments

In accordance with the FASB’s accounting standards, we evaluated the realizability of our tangible assets and determined based on market place property comparables (level two of the fair value hierarchy) that $2.1 million of our property and equipment was impaired at September 30, 2012. Additionally, we performed an intangibles impairment analysis using the discounted cash flows method and determined that $19.7 million of goodwill and $0.2 million of other intangibles were impaired at September 30, 2012. We estimated the fair value of our business for the intangibles impairment analysis based on the quoted market price for our Class A common stock (level one input of the fair value hierarchy), as adjusted by our judgmental qualitative factors (level three of the fair value hierarchy). These noncash impairments were necessitated by the trading price of our Class A common stock, recent operating losses, and financial forecasts. The $22.0 million of noncash impairment charges are reported in goodwill and other asset impairments on our condensed consolidated statement of operations for the three and nine months ended September 30, 2012.

4. Mergers and Acquisitions

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

The following is supplemental unaudited interim pro forma information for the Alteris acquisition as if we had issued 8.7 million shares of our Class A common stock to acquire this business on January 1, 2010 The pro forma net revenue was decreased by $1.3 million and net losses were decreased by $0.4 million for the nine months ended September 30, 2011 to reflect Alteris’ adoption of our method, cost to cost, of measuring progress towards completion for jobs accounted for under the percentage of completion method. Additionally, pro forma net losses were decreased by $1.9 million for the nine months ended September 30, 2011 to exclude nonrecurring acquisition-related costs and to include amortization of intangible assets, share-based compensation expense related to replacement stock options, change in the percentage of completion method, and a tax benefit, all resulting from the acquisition of Alteris. All pro forma adjustments are based on currently available information and upon assumptions that we believe are reasonable in order to reflect, on a supplemental pro forma basis, the impact of this acquisition on our historical financial information.

Supplemental Pro Forma (Unaudited)
(in thousands, except per share data)	Nine Months Ended September 30, 2011
Net revenue	$81,041

Net loss	$(3,536)

Net loss per share – basic	$(0.13)

Net loss per share – diluted	$(0.13)

5. Revolving Line of Credit

We have a revolving line of credit with Silicon Valley Bank that provides for advances not to exceed $7.0 million based upon the collateral value of our accounts receivable. All borrowings are collateralized by a security interest in substantially all of our assets other than our interests in Alteris Project Financing Company LLC, and bear interest at (i) the greater of the bank’s prime rate or 4.00%, plus (ii) 2.75% (or 5.00% during an event of default) unless we maintain certain liquidity benchmarks. The maturity date for the line of credit facility has been extended from August 28, 2012 to October 30, 2012. The line of credit has a facility fee of 0.5% per year of the average daily unused portion of the available line of credit during the applicable calendar quarter. We may reserve up to $500,000 for stand-by letters of credit under the line of credit. The Loan and Security Agreement establishing the line of credit contains various covenants, including a covenant requiring compliance with a liquidity ratio. At September 30, 2012, we had $6.5 million of outstanding borrowings under this facility.

On November 13, 2012, our wholly owned subsidiaries Real Goods Energy Tech, Inc., a Colorado corporation, Real Goods Trading Corporation, a California corporation, Earth Friendly Energy Group Holdings, LLC, a Delaware limited liability company, Alteris Renewables, Inc., a Delaware corporation, Earth Friendly Energy Group, LLC, a Delaware limited liability company, Solar Works, LLC, a Delaware limited liability company, Alteris RPS, LLC, a Delaware limited liability company and Alteris ISI, LLC, a Delaware limited liability company, entered into a Second Loan Modification and Reinstatement Agreement with Silicon Valley Bank (the “Loan Agreement Amendment”) pursuant to which the parties thereto agreed to certain amendments to the Loan and Security Agreement, dated as of December 19, 2011, among them (as amended by the First Loan Modification Agreement, dated as of August 28, 2012, and together with the Loan Agreement Amendment, the “Loan Agreement”).

Under the Loan Agreement Amendment, the amount of available credit under the revolving line of credit was reduced from $7.0 million to $6.5 million, the Borrowing Base (as defined in the Loan Agreement) was reduced from 80% of Eligible Accounts (as defined in the Loan Agreement) to 75% of Eligible Accounts, and the maturity date was extended from October 30, 2012 to March 31, 2013. The Loan Agreement also increased the interest rate on borrowings from the greater of the bank’s prime rate or 4.00%, plus 2.75%, to the greater of the bank’s prime rate or 4.00%, plus 4.75%. The interest rate accruing on borrowings during a Streamline Period (as defined in the Loan Agreement) increased from the greater of the bank’s prime rate or 4.00%, to the greater of the bank’s prime rate or 4.00%, plus 2.75%.

Also, as amended, the Loan Agreement now requires the borrowers to pay a termination fee of up to an aggregate of $0.3 million in cash or a warrant exercisable for shares of our Class A common stock on the earlier to occur of the maturity date and repayment in full of the indebtedness and all other obligations under the Loan Agreement, and a final payment fee of $30 thousand in cash upon the earlier to occur of March 31, 2013 and the termination of the revolving line of credit under the Loan Agreement.

In the Loan Agreement Amendment, Silicon Valley Bank waived the default resulting from our failure to pay the debt by the maturity date of October 30, 2012. The borrowers paid Silicon Valley Bank a $50 thousand extension fee and agreed to reimburse the bank for certain expenses incurred in connection with entering into the Loan Agreement Amendment. A condition precedent to the effectiveness of the Loan Modification Agreement is that we have received a commitment for not less than $2.0 million in additional capital from the issuance of additional equity or subordinated debt and that the maturity date for our existing $1.7 million loan from Gaiam is extended from December 30, 2012 to no earlier than April 1, 2013.

6. Related Party Debt

Our related party debt consists of $1.7 million from Gaiam, Inc. (“Gaiam”), who owns approximately 38% of our Class A common stock, which must be repaid by December 30, 2012 and $3.15 million from Riverside Renewable Energy Investments, LLC (“Riverside”), who owns approximately 29% of our Class A common stock, $3.0 million of which must be repaid by May 4, 2013 and the remaining $150 thousand by June 20, 2013. These loans bear interest at a rate of 10%; however, if the loans are repaid on or prior to the dates indicated above, the accrued interest is waived. Though interest is not currently accrued for the existing loans from Gaiam and Riverside, if we either request an extension of the Gaiam loan or additional loans (see below), we will recognize the applicable interest expense.

On November 13, 2012, we entered into a Loan Commitment with Gaiam and Riverside pursuant to which each agreed to advance to us up to an additional $1.0 million in cash upon request from us until March 31, 2013 at an annual interest rate of 10% and with a maturity date of April 26, 2013. In addition, Gaiam agreed to extend the maturity date for the $1.7 million existing loan from Gaiam from December 30, 2012 to April 30, 2013. The Gaiam loan maturity date extension is contingent upon us paying all interest then owed on the existing loan. Further, the Loan Commitment also requires us to execute and deliver to Gaiam an option agreement, reasonably acceptable to both parties, permitting Gaiam to purchase for $0.2 million all tenant improvements constructed by us in our principal office space leased by us from Gaiam. In addition, we agreed to amend our lease to cancel, effective December 31, 2012, the $3 per square foot credit set forth in the current lease.

Gaiam owns approximately 38% of our Class A common stock and is one of our creditors. Riverside owns approximately 29% of our Class A common stock and is one of our creditors. Pursuant to the terms of a Shareholders Agreement, Gaiam and Riverside each has the right to designate a certain number of individuals for appointment or nomination to our board of directors, tied to their respective ownership of our Class A common stock.

7. Debt

Our debt, other than related party debt, all of which relates to Alteris, consisted of the following at September 30, 2012:

(in thousands, except installment amounts and interest rates)	September 30, 2012
Notes payable to finance companies for the purchase of vehicles and equipment in 36 to 60 monthly installments totaling $15,514, with interest ranging from 2.9% to 10.4%. The notes are secured by Alteris’ vehicles and equipment	$239
Less – current portion of debt	144

Debt, net of current portion	$95

Maturities of debt at September 30, 2012 are as follows:

(in thousands)
Year ending December 31,
2012	$41
2013	129
2014	67
2015	2

$239

The notes are subject to both positive and negative restrictions and covenants, which include maintaining certain debt service and adjusted leverage ratios.

8. Capital Lease Obligations

We have vehicles financed under capital leases. The cost of the capitalized leased assets included in property and equipment was $0.8 million and $0.6 million at September 30, 2012 and December 31, 2011, respectively. Accumulated amortization of capitalized leased assets was $0.2 million and $0.1 million at September 30, 2012 and December 31, 2011, respectively. Amortization expense for capitalized leased assets was $40 thousand and $115 thousand for the three and nine months ended September 30, 2012, respectively.

Our future minimum lease payments and capital lease obligations at September 30, 2012 are as follows:

(in thousands)
Year ending December 31,
2012	$49
2013	247
2014	203
2015	161
2016	21

Total future minimum lease payments	681
Less – amounts representing interest	58

Total capital lease obligations	623
Less – current portion of capital lease obligations	161

Capital lease obligations, net of current portion	$462

9. Shareholders’ Equity

During the nine months ended September 30, 2012, we issued 23,188 shares of our Class A common stock to our independent directors, in lieu of cash compensation, for services rendered during 2012.

10. Share-Based Payments

During the nine months ended September 30, 2012, we granted 1,231,500 new stock options and cancelled 1,101,820 stock options under our 2008 Long-Term Incentive Plan and 2011 CEO Compensation Plan. The new stock options vest at 2% per month for the 50 months beginning in the eleventh month after date of grant.

Total share-based compensation expense recognized was none and $0.2 million for the three months ended September 30, 2012 and 2011, respectively, and $0.3 million and $0.4 million for the nine months ended September 30, 2012 and 2011, respectively, and is shown in general and administrative expenses on our condensed consolidated statements of operations.

11. Income Taxes

We performed assessments on the realization of our net deferred tax assets considering all available evidence, both positive and negative. As a result of these assessments, we concluded that it was more likely than not that none of our net deferred tax assets would be fully recoverable through the reversal of temporary differences and normal business activities in near term and, therefore, we established a valuation allowance through a noncash charge of $14.5 million to our income tax provision for the three and nine months ended September 30, 2012.

12. Net Loss Per Share

Basic net loss per share excludes any dilutive effects of options. We compute basic net loss per share using the weighted average number of common shares outstanding during the period. We compute diluted net loss per share using the weighted average number of shares of common stock and common stock equivalents outstanding during the period. We excluded common stock equivalents of 2,453,000 and 1,404,000 for the three months ended September 30, 2012 and 2011, respectively, and 2,221,000 and 1,250,000 for the nine months ended September 30, 2012 and 2011, respectively, from the computation of diluted net loss per share because their effect was antidilutive.

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2012	2011	2012	2011
Numerator for basic and diluted net loss per share	$(39,017)	$(478)	$(43,391)	$(2,016)
Denominator:
Weighted average shares for basic net loss per share	26,677	26,655	26,672	22,534
Effect of dilutive securities:
Weighted average of stock options, restricted stock awards, and warrants	—	—	—	—

Denominators for diluted net loss per share	26,677	26,655	26,672	22,534

Net loss per share - basic	$(1.46)	$(0.02)	$(1.63)	$(0.09)

Net loss per share - diluted	$(1.46)	$(0.02)	$(1.63)	$(0.09)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our revenue primarily results from the installation of solar energy systems. We also derive a portion of our revenue from the retail sale of renewable energy products. Our expenses primarily consist of labor costs incurred in connection with solar installations, product costs for solar photovoltaic modules and other products sold, and related office and warehouse costs.

During the third quarter of 2012, we made significant progress toward the integration of Alteris and centralization of key operating functions to Colorado, and expect to substantially complete such work during the fourth quarter of 2012. We have significantly invested in operating expenses and working capital toward such efforts. We believe that this will result in an efficient and scalable infrastructure that can leverage expanded geographical diversity and pursue a new mix of significant residential and commercial customers. While the solar manufacturing industry has struggled based on oversupply and global pricing competition, downstream distributed solar power integrators have benefited from reduced costs. Financing companies have entered the market to enable compelling financing terms for homeowners and businesses, including no money down leasing. We continue to expect strong demand for both residential and commercial solar installations, despite the overall economic weakness in the United States. As one of the few national solar Efficient Power Conversion (EPC) providers, we expect to capitalize on our expanded footprint and the evolving U.S. solar industry.

Results of Operations

The following table sets forth certain financial data as a percentage of revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	78.2%	75.1%	73.5%	73.5%

Gross profit	21.8%	24.9%	26.5%	26.5%

Expenses:
Selling and operating	30.1%	21.9%	35.2%	22.9%
General and administrative	12.2%	3.8%	10.0%	3.6%
Acquisition-related costs	—%	1.2%	—%	3.5%
Goodwill and other asset impairments	83.5%	1.2%	33.3%	3.5%

Total expenses	125.8%	26.9%	78.5%	30.0%

Loss from operations	-104.0%	-2.0%	-52.0%	-3.5%

Interest and other expense	-0.5%	-0.3%	-0.5%	-0.2%

Income tax expense (benefit)	43.5%	-0.8%	13.2%	-0.8%

Net loss	-296.0%	-1.5%	-65.7%	-2.9%

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Net revenue. Net revenue decreased $5.2 million, or 16.6%, to $26.4 million during the third quarter of 2012 from $31.6 million during the third quarter of 2011. The revenue decline was primarily attributable to the acquisition of Alteris, partially offset by reduced revenue due to the direct supplying to customers by financing companies of certain components used on residential projects in order for the financiers to take advantage of expiring tax benefits (Safe Harbor). This unusual sourcing activity during the third quarter of 2012 reduced net revenue, but had no material impact on our gross profit dollars.

Gross profit. Gross profit decreased $2.1 million, or 27.0%, to $5.7 million during the third quarter of 2012 from $7.9 million during the third quarter of 2011. As a percentage of net revenue, gross profit decreased to 21.8% during the third quarter of 2012 from 24.9% during the third quarter of 2011. The 310 basis point decrease in gross margin primarily reflects the reduction in the mix of residential projects that produce higher gross margins over commercial projects. We expect a higher mix of commercial projects in 2012 over 2011.

Selling and operating expenses. Selling and operating expenses increased $1.0 million, or 14.6%, to $7.9 million during the third quarter of 2012 from $6.9 million during the third quarter of 2011. As a percentage of net revenue, selling and operating expenses increased to 30.1% during the third quarter of 2012 from 21.9% during the third quarter of 2011. The increase in selling and operating expenses is attributable to increased headcount, marketing spend and travel expenses.

General and administrative expenses. General and administrative expenses increased $2.0 million, or 170.5%, to $3.2 million during the third quarter of 2012 from $1.2 million during the third quarter of 2011. The increase in general and administrative expenses is due to investments in the new corporate headquarters in Colorado, as well as investments in executive and shared service personnel subsequent to the Alteris merger.

Goodwill and other asset impairments. Goodwill and other asset impairments were $22.0 million for the third quarter of 2012 and were comprised of noncash impairment charges of $19.7 million for goodwill, $2.1 million for property and equipment, and $0.2 million for other intangibles. We estimated the fair value of our business for the intangibles impairment analysis based on the quoted market price for our Class A common stock (level one input of the fair value hierarchy), as adjusted by our judgmental qualitative factors (level three of the fair value hierarchy). The impairment of our property and equipment was based on market place property comparables (level two of the fair value hierarchy). These noncash impairments were necessitated by the trading price of our Class A common stock, recent operating losses, and financial forecasts.

Income Tax Expense. Income tax expense was $11.5 million for the third quarter of 2012 and includes a $14.5 million noncash charge for the establishment of a valuation allowance for all of our net deferred tax assets.

Net loss. As a result of the above factors, net loss for the third quarter of 2012 was $39.0 million, or $1.46 per share, as compared to $0.5 million, or $0.02 per share, for the same period last year.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Net revenue. Net revenue decreased $2.9 million, or 4.2%, to $66.1 million during the nine months ended September 30, 2012 from $69.0 million during the nine months ended September 30, 2011. The revenue decline was primarily attributable to the acquisition of Alteris, partially offset by reduced revenue due to the direct supplying to customers by financing companies of certain components used on residential projects in order for the financiers to take advantage of expiring tax benefits (Safe Harbor). This unusual sourcing activity during the nine months ended September 30, 2012 reduced net revenue, but had no material impact on our gross profit dollars.

Gross profit. Gross profit decreased $0.8 million, or 4.2%, to $17.5 million during the nine months ended September 30, 2012 from $18.2 million during the nine months ended September 30, 2011. As a percentage of net revenue, gross profit remained consistent at 26.5% during the nine months ended September 30, 2012 and 2011. The decreased in gross profit primarily reflects the reduction in the mix of residential projects that produce higher profits over commercial projects. We expect a higher mix of commercial projects in 2012 compared to 2011.

Selling and operating expenses. Selling and operating expenses increased $7.7 million, or 48.6%, to $23.4 million during the nine months ended September 30, 2012 from $15.8 million during the nine months ended September 30, 2011. As a percentage of net revenue, selling and operating expenses increased to 35.5% during the nine months ended September 30, 2012 from 22.9% during the nine months ended September 30, 2011. The increase in operating expenses is attributable to the consolidation of Alteris with centralization and addition of resources at our Colorado headquarters.

General and administrative expenses. General and administrative expenses increased $3.9 million, or 154.3%, to $6.4 million during the nine months ended September 30, 2012 from $2.5 million during the nine months ended September 30, 2012. The increase in general and administrative expenses is due to investments in the new corporate headquarters in Colorado, as well as investments in executive and shared service personnel subsequent to the Alteris merger.

Goodwill and other asset impairments. Goodwill and other asset impairments were $22.0 million for the nine months ended September 30, 2012 were comprised of noncash impairment charges of $19.7 million for goodwill, $2.1 million for property and equipment, and $0.2 million for other intangibles. We estimated the fair value of our business for the intangibles impairment analysis based on the quoted market price for our Class A common stock (level one input of the fair value hierarchy), as adjusted by our judgmental qualitative factors (level three of the fair value hierarchy). The impairment of our property and equipment was based on market place property comparables (level two of the fair value hierarchy). These noncash impairments were necessitated by the trading price of our Class A common stock, recent operating losses, and financial forecasts.

Income Tax Expense. Income tax expense was $8.7 million for the nine months ended September 30, 2012 and includes a $14.5 million noncash charge for the establishment of a valuation allowance for all of our net deferred tax assets.

Net loss. As a result of the above factors, the net loss for the nine months ended September 30, 2012 was $43.4 million, or $1.63 per share, as compared to $2.0 million, or $0.09 per share, for the same period last year.

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

To the extent we have or can arrange available capital, we plan to continue to pursue acquisitions and other opportunities to expand our sales territories, technologies, and products and increase our sales and marketing programs as needed. We did not have any material commitments for capital expenditures as of September 30, 2012, and we do not presently have any plans for future material capital expenditures.

On July 22, 2011, Alteris entered into a new financing arrangement with a bank to fund commercial solar installations. Under a master lease agreement between a project finance subsidiary of Alteris and the bank, the project finance subsidiary may form new subsidiaries that will enter into sale leaseback arrangements with solar installation customers to finance specifically designated solar installations. The project finance entities will grant a security interest in substantially all their assets, and the project finance subsidiary’s equity will be pledged by Alteris on a non-recourse basis to the bank. Alteris will provide limited unsecured guarantees of payment and performance of the obligations of the project finance entities, including operating, maintenance and indemnity obligations and payment of certain fees and expenses. This financing arrangement would not generate capital for use in our business, but instead would offer a financing alternative to our commercial installation customers. As of September 30, 2012, there were no commercial solar installations funded under this financing arrangement.

On November 13, 2012, our wholly owned subsidiaries Real Goods Energy Tech, Inc., a Colorado corporation, Real Goods Trading Corporation, a California corporation, Earth Friendly Energy Group Holdings, LLC, a Delaware limited liability company, Alteris Renewables, Inc., a Delaware corporation, Earth Friendly Energy Group, LLC, a Delaware limited liability company, Solar Works, LLC, a Delaware limited liability company, Alteris RPS, LLC, a Delaware limited liability company and Alteris ISI, LLC, a Delaware limited liability company, entered into a Second Loan Modification and Reinstatement Agreement with Silicon Valley Bank (the “Loan Agreement Amendment”) pursuant to which the parties thereto agreed to certain amendments to the Loan and Security Agreement, dated as of December 19, 2011, among them (as amended by the First Loan Modification Agreement, dated as of August 28, 2012, and together with the Loan Agreement Amendment, the “Loan Agreement”).

Under the Loan Agreement Amendment, the amount of available credit under the revolving line of credit was reduced from $7.0 million to $6.5 million, the Borrowing Base (as defined in the Loan Agreement) was reduced from 80% of Eligible Accounts (as defined in the Loan Agreement) to 75% of Eligible Accounts, and the maturity date was extended from October 30, 2012 to March 31, 2013. The Loan Agreement also increased the interest rate on borrowings from the greater of the bank’s prime rate or 4.00%, plus 2.75%, to the greater of the bank’s prime rate or 4.00%, plus 4.75%. The interest rate accruing on borrowings during a Streamline Period (as defined in the Loan Agreement) increased from the greater of the bank’s prime rate or 4.00%, to the greater of the bank’s prime rate or 4.00%, plus 2.75%.

Also, as amended, the Loan Agreement now requires the borrowers to pay a termination fee of up to an aggregate of $0.3 million in cash or a warrant exercisable for shares of our Class A common stock on the earlier to occur of the maturity date and repayment in full of the indebtedness and all other obligations under the Loan Agreement, and a final payment fee of $30 thousand in cash upon the earlier to occur of March 31, 2013 and the termination of the revolving line of credit under the Loan Agreement.

In the Loan Agreement Amendment, Silicon Valley Bank waived the default resulting from our failure to pay the debt by the maturity date of October 30, 2012. The borrowers paid Silicon Valley Bank a $50 thousand extension fee and agreed to reimburse the bank for certain expenses incurred in connection with entering into the Loan Agreement Amendment. A condition precedent to the effectiveness of the Loan Modification Agreement is that we have received a commitment for not less than $2.0 million in additional capital from the issuance of additional equity or subordinated debt and that the maturity date for our existing $1.7 million loan from Gaiam is extended from December 30, 2012 to no earlier than April 1, 2013.

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

On November 13, 2012, we entered into a Loan Commitment with Gaiam and Riverside pursuant to which each agreed to advance to us up to an additional $1.0 million in cash upon request from us until March 31, 2013 at an annual interest rate of 10% and with a maturity date of April 26, 2013. In addition, Gaiam agreed to extend the maturity date for the $1.7 million existing loan from Gaiam from December 30, 2012 to April 30, 2013. The Gaiam loan maturity date extension is contingent upon us paying all interest then owed on the existing loan. Further, the Loan Commitment also requires us to execute and deliver to Gaiam an option agreement, reasonably acceptable to both parties, permitting Gaiam to purchase for $0.2 million all tenant improvements constructed by us in our principal office space leased by us from Gaiam. In addition, we agreed to amend our lease to cancel, effective December 31, 2012, the $3 per square foot credit set forth in the current lease.

Gaiam owns approximately 38% of our Class A common stock and is one of our creditors. Riverside owns approximately 29% of our Class A common stock and is one of our creditors. Pursuant to the terms of a Shareholders Agreement, Gaiam and Riverside each has the right to designate a certain number of individuals for appointment or nomination to our board of directors, tied to their respective ownership of our Class A common stock.

At September 30, 2012, our cash balance was $3.8 million. The maturity date for our Silicon Valley Bank revolving line of credit with current capacity and outstanding borrowings of $6.5 million has been extended from October 30, 2012 to March 31, 2013. Our related party debt of $1.7 million owed to Gaiam, Inc. that matures on December 30, 2012 will be extended to April 30, 2013. We also obtained additional capital commitments from our two largest shareholders and engaged an investment banker to seek new investors. Furthermore, in response to our current financial condition, we are negotiating with other financial institutions to obtain a new credit facility to replace the Silicon Valley Bank revolving line of credit. In addition, we will continue to make operational improvements to reduce our operating cash requirements. With the completion of the debt extensions and additional commitments and achievement of some or all of the above noted remaining initiatives, while there can be no assurances, we expect to be able to continue to operate through 2013, and thereby generate adequate cash flow to meet our debt obligations.

Cash Flows

The following table summarizes our primary sources (uses) of cash during the periods presented:

	Nine Months Ended September 30,
(in thousands)	2012	2011
Net cash provided by (used in):
Operating activities	$(17,204)	$851
Investing activities	(157)	3,901
Financing activities	9,375	(3,248)

Net change in cash	$(7,986)	$1,504

Operating activities. Our operating activities used net cash of $17.2 million and provided net cash of $0.9 million during the nine months ended September 30, 2012 and 2011, respectively. Our net cash used by operating activities during the nine months ended September 30, 2012 was primarily attributable to our net loss of $43.4 million, decreased accounts payable and accrued liabilities of $12.9 million, increased costs in excess of billings on uncompleted contracts of $2.7 million, and decreased deferred revenue and other current liabilities of $1.8 million, partially offset by noncash adjustments to our net loss of $32.0 million, decreased accounts receivable of $6.1 million and decreased inventory of $5.8 million. A significant portion of the reduction in accounts payable reflects payments for Alteris liabilities assumed on December 19, 2011. Our net cash provided by operating activities during the nine months ended September 30, 2011 was primarily attributable to decreased accounts receivable and deferred costs on uncompleted contracts and advertising of $4.2 million and $0.6 million, respectively, increased deferred revenue and other current liabilities and accounts payable of $1.7 million and $1.2 million, respectively, and decreased other assets and noncash adjustments to net loss of $0.4 million each, partially offset by decreased costs in excess of billings on uncompleted contracts of $3.2 million, net loss of $2.0 million, and decreased accrued liabilities and billings in excess of costs on uncompleted contracts of $1.3 million and $1.0 million, respectively.

Investing activities. Our investing activities used net cash of $0.2 million and provided net cash of $3.9 million during the nine months ended September 30, 2012 and 2011, respectively. Our net cash used by investing activities during the nine months ended September 30, 2012 was primarily attributable to the purchase of property and equipment for $0.4 million, partially offset by a decrease in restricted cash of $0.2 million. Our net cash provided by investing activities during the nine months ended September 30, 2011 was primarily attributable to $3.4 million of cash acquired from our acquisition of Alteris and reduction in restricted cash of $0.7 million, partially offset by the acquisition of property and equipment of $0.2 million.

Financing activities. Our financing activities provided net cash of $9.4 million and used net cash of $3.3 million during the nine months ended September 30, 2012 and 2011, respectively. Our net cash provided by financing activities during the nine months ended September 30, 2012 was primarily the result of borrowings on our line of credit of $6.5 million and a loan from a related party of $3.2 million, partially offset by payments on debt and capital lease obligations of $0.3 million. Our net cash used by financing activities during the nine months ended September 30, 2011 was primarily the result of the repayment of borrowings on Alteris’ line of credit and debt of $2.2 million and the repurchase 379,400 of our Class A common shares for $1.1 million.

In the normal course of our business, we investigate, evaluate and discuss acquisition, joint venture, non-controlling investment, strategic relationship and other business combination opportunities in the solar energy markets. For any future investment, acquisition, or joint venture opportunities, we may consider using then-available liquidity, issuing equity securities, or incurring additional indebtedness.

Off-Balance Sheet Arrangements

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as special purpose entities or variable interest entities, which have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes.

Risk Factors

We wish to caution you that there are risks and uncertainties that could cause our actual results to be materially different from those indicated by forward looking statements that we make from time to time in filings with the Securities and Exchange Commission, news releases, reports, proxy statements, registration statements and other written communications as well as oral forward looking statements made from time to time by our representatives. These risks and uncertainties include, but are not limited to, those risks listed in this report and our Annual Report on Form 10-K for the year ended December 31, 2011. Except for the historical information contained herein, the matters discussed in this analysis are forward-looking statements that involve risk and uncertainties, including, but not limited to, general economic and business conditions, competition, pricing, brand reputation, consumer trends, and other factors which are often beyond our control. We do not undertake any obligation to update forward-looking statements except as required by law.

NASDAQ Non-Compliance

On September 26, 2012, Real Goods Solar, Inc. (the “Company”) received a letter from The Nasdaq Stock Market (“NASDAQ”), notifying us that for the last 30 consecutive business days, the bid price of our Class A common stock had closed below the minimum $1.00 per share requirement for continued inclusion on NASDAQ based on Listing Rule 5450(a)(1), and describing a timetable for bringing us into compliance with that rule.

Our Class A common stock remains listed on NASDAQ under the symbol RSOL. Under Listing Rule 5810(c)(3)(A), we have 180 calendar days, or until March 25, 2013, to regain compliance. If at any time before then, our Class A common stock has a closing bid price of $1.00 or more for a minimum of 10 consecutive business days, NASDAQ staff will notify us that it has regained compliance.

If we have not met the requirements of Rule 5450(a)(1) by March 25, 2013, but meet the continued listing requirement for market value of publicly held shares and all other applicable standards for initial listing on The Nasdaq Capital Market (other than the minimum bid price requirement), then we may be eligible for an additional 180 day compliance period by submitting an application to transfer its securities to The Nasdaq Capital Market. In order to qualify, we will need to provide written notice of our intention to cure the deficiency during the second compliance period, by effecting a reverse stock split if necessary. If it appears to NASDAQ staff that we will not be able to cure the deficiency during this second compliance period, or if we are otherwise not eligible, the staff will provide notice that our securities will be subject to delisting.

We intend to actively monitor the bid price for its common stock between now and March 25, 2013, and will consider available options to resolve the deficiency and regain compliance with the NASDAQ minimum bid price requirement.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (Acting), evaluated the effectiveness of our disclosure controls and procedures (as defined Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) at the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer (Acting) concluded that, at the end of such period, our disclosure controls and procedures were effective in alerting them, on a timely basis, to material information required to be disclosed in the reports that we file or furnish under the Exchange Act.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the three and nine months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we are involved in legal proceedings that we consider to be in the normal course of business. We do not believe that any of these proceedings will have a material adverse effect on our business.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Item 1A of our Form 10-K for the fiscal year ended December 31, 2011, and the additional risk factors below.

Our present indebtedness and projected future borrowings could adversely affect our financial health; future cash flows may not be sufficient to meet our obligations, and we may have difficulty obtaining additional financing.

As of November 14, 2012, we had indebtedness of approximately $12.2 million. The indebtedness consisted of:

•	A revolving line of credit from Silicon Valley Bank of up to $6.5 million, of which $6.5 million was drawn as of November 14, 2012, with a maturity date of March 31, 2013.

•

A loan of $1.7 million from Gaiam under the terms of the Shareholders Agreement entered into in connection with the Alteris merger, with a current maturity date of December 30, 2012 that will be extended to April 30, 2013.

•

A loan of $3.15 million from Riverside under the terms of the Shareholders Agreement entered into in connection with the Alteris merger, with maturity dates of $3.0 million on May 4, 2013 and $150 thousand on June 20, 2013.

•	Capital lease obligation and miscellaneous debt financing of $0.9 million with various maturity dates.

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

As illustrated above, during 2013, an aggregate amount of $11.8 million of our indebtedness will become due and payable. On November 13, 2012, we received commitments from Gaiam and Riverside to extend additional loans to us in an amount of up to $2.0 million, subject to certain conditions. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under existing or new sources of credit in amounts sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. In addition, if we consummate significant acquisitions in the future, our cash requirements and our debt service requirements may increase significantly.

If we fail to generate sufficient cash flow or otherwise obtain capital to meet our debt service obligations, we may need to refinance all or a portion of our debt on or before maturity. We cannot assure you that we will be able to refinance any of our debt on attractive terms, commercially reasonable terms or at all. Our future operating performance and our ability to service, extend or refinance our indebtedness will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. Our failure to meet our debt service obligations or pay our indebtedness when it comes due may cause us to become insolvent, which would cast doubt on our ability to continue as a going concern.

We are currently not in compliance with the NASDAQ Global Market continued listing requirements and if we fail to regain compliance, we risk delisting, which may decrease our stock price and make it harder for our shareholders to trade our stock.

Our Class A common stock is currently listed for trading on the NASDAQ Global Market. We must continue to satisfy NASDAQ’s continued listing requirements or risk delisting of our securities. These continued listing requirements include specifically enumerated criteria, such as maintaining a $1.00 minimum closing bid price. On September 26, 2012, we received a letter from The NASDAQ Stock Market notifying us that for the last 30 consecutive business days, the bid price of our Class A common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the NASDAQ Stock Market based on Listing Rule 5450(a)(1), and describing a timetable for bringing us into compliance with that rule. We have until March 25, 2013 to regain compliance with the rule. If at any time before then, our Class A common stock has a closing bid price of $1.00 or more for a minimum of 10 consecutive business days, we will regain compliance with the rule.

We are actively monitoring the bid price of our Class A common stock and considering available options to resolve the deficiency and regain compliance with the NASDAQ minimum bid price requirement. There can be no assurance that we will be able to regain compliance. If we have not met the minimum bid price requirement, but we meet the continued listing requirement for market value of publicly held shares and all other applicable standards for initial listing on The NASDAQ Capital Market (other than the minimum bid price requirement), then we may be eligible for an additional 180 day compliance period by submitting an application to transfer our securities to The NASDAQ Capital Market. In order to qualify, we will need to provide written notice of our intention to cure the deficiency during the second compliance period, by effecting a reverse stock split if necessary. There is no guarantee that we will be able to cure the deficiency during this second compliance period, and NASDAQ may determine we are otherwise not eligible for continued listing. If we do not regain compliance by the end of the stated grace period, we anticipate that we will receive notification from NASDAQ that our Class A common stock is subject to delisting. At that time we may then appeal the delisting determination to a Hearings Panel. Such notification will have no immediate effect on our listing on the NASDAQ Global Market, or the NASDAQ Capital Market, nor will it have an immediate effect on the trading of our Class A common stock pending such hearing. There can be no assurance, however, that we will be able to regain compliance with NASDAQ’s minimum bid price requirement.

If we regain compliance with the NASDAQ’s minimum bid price requirement, there can be no assurance that we will be able to maintain compliance with the continued listing requirements for the NASDAQ Global Market, or the NASDAQ Capital Market,, or that our Class A common stock will not be delisted from the NASDAQ Global Market, or the NASDAQ Capital Market, in the future. Delisting would have an adverse effect on the price of our Class A common stock and likely also on our business. If our Class A common stock is delisted from NASDAQ, it may trade on the over-the-counter market, which may be a less liquid market. In such case, our shareholders’ ability to trade, or obtain quotations of the market value of, shares of our Class A common stock would be severely limited because of lower trading volumes and transaction delays. These factors could contribute to lower prices and larger spreads in the bid and ask prices for our securities.

The application of the “penny stock” rules could adversely affect the market price of our Class A common stock and increase the transaction costs to sell those shares.

The Securities and Exchange Commission has adopted regulations which generally define a “penny stock” as an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to specific exemptions. Because the last reported trade of our company stock on the NASDAQ Global Market was at a price below $5.00 per share, our Class A common stock is currently considered a penny stock. The Securities and Exchange Commission’s penny stock rules require a broker-dealer, before a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and the salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules generally require that before a transaction in a penny stock occurs, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s agreement to the transaction. If applicable in the future, these rules may restrict the ability of brokers-dealers to sell our Class A common stock and may affect the ability of investors to sell their shares, until our Class A common stock no longer is considered a penny stock.

Item 5.	Other Information

On November 13, 2012, our wholly owned subsidiaries Real Goods Energy Tech, Inc., a Colorado corporation, Real Goods Trading Corporation, a California corporation, Earth Friendly Energy Group Holdings, LLC, a Delaware limited liability company, Alteris Renewables, Inc., a Delaware corporation, Earth Friendly Energy Group, LLC, a Delaware limited liability company, Solar Works, LLC, a Delaware limited liability company, Alteris RPS, LLC, a Delaware limited liability company and Alteris ISI, LLC, a Delaware limited liability company, entered into a Second Loan Modification and Reinstatement Agreement with Silicon Valley Bank (the “Loan Agreement Amendment”) pursuant to which the parties thereto agreed to certain amendments to the Loan and Security Agreement, dated as of December 19, 2011, among them (as amended by the First Loan Modification Agreement, dated as of August 28, 2012, and together with the Loan Agreement Amendment, the “Loan Agreement”).

Under the Loan Agreement Amendment, the amount of available credit under the revolving line of credit was reduced from $7.0 million to $6.5 million, the Borrowing Base (as defined in the Loan Agreement) was reduced from 80% of Eligible Accounts (as defined in the Loan Agreement) to 75% of Eligible Accounts, and the maturity date was extended from October 30, 2012 to March 31, 2013. The Loan Agreement also increased the interest rate on borrowings from the greater of the bank’s prime rate or 4.00%, plus 2.75%, to the greater of the bank’s prime rate or 4.00%, plus 4.75%. The interest rate accruing on borrowings during a Streamline Period (as defined in the Loan Agreement) increased from the greater of the bank’s prime rate or 4.00%, to the greater of the bank’s prime rate or 4.00%, plus 2.75%.

Also, as amended, the Loan Agreement now requires the borrowers to pay a termination fee of up to an aggregate of $0.3 million in cash or a warrant exercisable for shares of our Class A common stock on the earlier to occur of the maturity date and repayment in full of the indebtedness and all other obligations under the Loan Agreement, and a final payment fee of $30 thousand in cash upon the earlier to occur of March 31, 2013 and the termination of the revolving line of credit under the Loan Agreement.

In the Loan Agreement Amendment, Silicon Valley Bank waived the default resulting from our failure to pay the debt by the maturity date of October 30, 2012. The borrowers paid Silicon Valley Bank a $50 thousand extension fee and agreed to reimburse the bank for certain expenses incurred in connection with entering into the Loan Agreement Amendment. A condition precedent to the effectiveness of the Loan Modification Agreement is that we have received a commitment for not less than $2.0 million in additional capital from the issuance of additional equity or subordinated debt and that the maturity date for our existing $1.7 million loan from Gaiam is extended from December 30, 2012 to no earlier than April 1, 2013.

On November 13, 2012, we entered into a Loan Commitment with Gaiam and Riverside pursuant to which each agreed to advance to us up to an additional $1.0 million in cash upon request from us until March 31, 2013 at an annual interest rate of 10% and with a maturity date of April 26, 2013. In addition, Gaiam agreed to extend the maturity date for the $1.7 million existing loan from Gaiam from December 30, 2012 to April 30, 2013. The Gaiam loan maturity date extension is contingent upon us paying all interest then owed on the existing loan. Further, the Loan Commitment also requires us to execute and deliver to Gaiam an option agreement, reasonably acceptable to both parties, permitting Gaiam to purchase for $0.2 million all tenant improvements constructed by us in our principal office space leased by us from Gaiam. In addition, we agreed to amend our lease to cancel, effective December 31, 2012, the $3 per square foot credit set forth in the current lease.

Gaiam owns approximately 38% of our Class A common stock and is one of our creditors. Riverside owns approximately 29% of our Class A common stock and is one of our creditors. Pursuant to the terms of a Shareholders Agreement, Gaiam and Riverside each has the right to designate a certain number of individuals for appointment or nomination to our board of directors, tied to their respective ownership of our Class A common stock.

Item 6.	Exhibits

a)	Exhibits.

Exhibit No.	Description

10.1	First Loan Modification Agreement, dated August 28, 2012, among Real Goods Energy Tech, Inc., Real Goods Trading Corporation, Earth Friendly Energy Group Holdings, LLC, Alteris Renewables, Inc., Earth Friendly Energy Group, LLC, Solar Works, LLC, Alteris RPS, LLC, Alteris ISI, LLC and Silicon Valley Bank (1)

10.2*	Form of Indemnification Agreement and schedule of directors and officers who have entered into such agreement

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of the Principal Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS***	XBRL Instance Document.

101.SCH***	XBRL Taxonomy Extension Schema.

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF***	XBRL Taxonomy Extension Definition Linkbase.

101.LAB***	XBRL Taxonomy Extension Label Linkbase.

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase.

(1)	Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed August 29, 2012.
*	Filed herewith
**	Furnished herewith
***	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Real Goods Solar, Inc.
(Registrant)

Date: November 14, 2012	By:	/s/ Kam Mofid
Kamyar (Kam) Mofid
Chief Executive Officer (authorized officer)

Date: November 14, 2012	By:	/s/ Angy Chin
Angy Chin
Chief Financial Officer (Acting)
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	First Loan Modification Agreement, dated August 28, 2012, among Real Goods Energy Tech, Inc., Real Goods Trading Corporation, Earth Friendly Energy Group Holdings, LLC, Alteris Renewables, Inc., Earth Friendly Energy Group, LLC, Solar Works, LLC, Alteris RPS, LLC, Alteris ISI, LLC and Silicon Valley Bank (1)

10.2*	Form of Indemnification Agreement and schedule of directors and officers who have entered into such agreement

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS***	XBRL Instance Document.

101.SCH***	XBRL Taxonomy Extension Schema.

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF***	XBRL Taxonomy Extension Definition Linkbase.

101.LAB***	XBRL Taxonomy Extension Label Linkbase.

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase.

(1)	Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed August 29, 2012.
*	Filed herewith
**	Furnished herewith
***	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.