Form 10-K
period 2012-12-31
Real Goods Solar, Inc.
filed 2013-04-01
CIK 1425565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    YES  ☐    NO  ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $9,927,874 as of June 30, 2012, based upon the closing price on the NASDAQ Global Market on that date. The registrant does not have non-voting common equity.

As of March 22, 2013, 26,707,736 shares of the registrant’s Class A common stock and no shares of the registrant’s Class B common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or portions thereof) are incorporated by reference into the Parts of this Form 10-K noted:

Part III incorporates by reference from the definitive proxy statement for the registrant’s 2013 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form.

REAL GOODS SOLAR, INC.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2012

Item 1.	Business

Introduction

We are a leading residential and commercial solar energy engineering, procurement, and construction firm. We also perform most of our own sales and marketing activities to generate leads and secure projects. We offer turnkey services, including design, procurement, permitting, build-out, grid connection, financing referrals and warranty and customer satisfaction activities. Our solar energy systems use high-quality solar photovoltaic modules from manufacturers such as Canadian Solar and SunPower. We use proven technologies and techniques to help customers achieve meaningful savings by reducing their utility costs. In addition, we help customers lower their emissions output and reliance upon fossil fuel energy sources.

We have over 30 years of experience in residential solar energy. We trace our roots to 1978, when Real Goods Trading Corporation sold the first solar photovoltaic, or PV, panels in the United States. We have designed and installed over 14,000 residential and commercial solar systems since our founding. Our focused customer acquisition approach and our efficiency in converting customer leads into sales enable us to have what we believe are competitive customer acquisition costs that we continuously focus on improving. We believe that our Real Goods Solar brand has a national reputation for high quality customer service in the solar energy market, which leads to a significant number of word-of-mouth referrals and new customers.

Our History

We were incorporated in Colorado in 2008 as a successor to Gaiam Energy Tech, Inc. founded in 1999. Our second acquisition was Real Goods Trading Corporation, which was publicly traded from 1991 to 2001 when it was acquired by Gaiam Energy Tech, Inc., a subsidiary of Gaiam, Inc. (“Gaiam”). We operated essentially as a separate business (except for certain consolidated corporate functions) from 2001 to 2008, when operations were moved into our corporate entity, Real Goods Solar, Inc., upon its formation. We acquired Marin Solar in November 2007, Carlson Solar in January 2008, Independent Energy Systems (“IES”) in August 2008, Regrid Power, Inc. (“Regrid Power”) in October 2008, and Earth Friendly Energy Group Holdings LLC d/b/a Alteris Renewables, Inc. (“Alteris”) in June 2011.

Growth Strategy

Our goal is to continue to build on our industry-leading position and become one of the largest and most profitable residential and commercial solar energy integrators in the United States. We intend to pursue the following strategies to achieve this goal:

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

•

Consolidate the fragmented U.S. solar energy system installation market. The U.S. solar energy system installation market remains highly fragmented, with hundreds of independent installers or integrators in California alone. We have completed a number of acquisitions as part of a consolidation strategy and although we now focus primarily on organic growth, we will continue to look at appropriate acquisition opportunities to strengthen the company and increase our market reach. We plan to create economies of scale in order to increase our operating efficiencies, with a goal of improving our margins and profitability.

•

Expand our “community of customers” to enhance revenue and lower our customer acquisition costs. We intend to leverage the reputation for authenticity associated with our Real Goods Solar brand to expand our “community of customers,” which cares deeply about solar energy and a renewable energy lifestyle and views us as the premier solar energy engineering, procurement, and construction firm. We intend to leverage our customer base to continue to provide us with new leads and referrals, which, in conjunction with our marketing efforts, should allow us to continue to lower our customer acquisition costs.

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

•

Strength of management. We have a highly experienced management team. Our Chief Executive Officer, Kamyar (Kam) Mofid, has a wealth of experience and expertise managing national and international organizations and has a deep knowledge of the solar sector. In addition, Jirka Rysavy, non-executive Chairman of our Board of Directors, founded and grew Corporate Express from $30 million to $3 billion in revenue in less than five years, and founded Gaiam. Members of our management team, as well as Mr. Rysavy, have considerable experience in the consolidation of fragmented industries, having acquired over 250 companies.

•

Low-cost customer acquisition model. Our business model gives us a significant marketing advantage by providing us access to potential purchasers of solar energy systems from visitors to our Solar Living Center and from our strong web presence. In addition, our strong brand name and reputation for outstanding customer service provide us with word-of-mouth referrals. We closely monitor our customer acquisitions costs and have strategies in place to continue to reduce these costs.

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

•

Pollution and climate change concerns. Non-renewable, fossil fuel-based energy sources, including coal, create environmental pollution, and there is significant local resistance to new coal-fired power plants in populated areas. Concerns about climate change, global warming and greenhouse gas emissions have resulted in international efforts to reduce such emissions, and various states have enacted stricter emissions control laws or mandated that utilities comply with renewable portfolio standards (“RPS”), which require the generation of a certain amount of power from renewable sources. We believe that increased concerns about climate change are likely to result in increased focus on alternative energy sources.

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

•

Supply of solar PV modules. At times in recent years, there has been a global shortage of solar PV modules, which has resulted in some price increases and limited availability for solar PV modules. While we believe that the risk of future shortages has abated, it is always a possibility. In addition, other problems with the supply chain could impair the timely delivery of key system components.

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

•

Competitive pressures. The solar industry has been growing very rapidly and the competitive landscape has evolved. Our historically strong position, in particular in the residential sector, has been challenged by existing and new competitors. We must continue to improve and evolve to be able to grow profitability.

Services

We offer turnkey solar energy services, including design, procurement, permitting, build-out, grid connection, financing referrals and warranty and customer satisfaction activities. We install residential and commercial systems that are generally between 3 kilowatts, or kW, and 1megawatt, or MW, output, with the average residential installation being approximately 6 kW output. We also on occasion install larger commercial projects in the 3-5 MW range.

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

•

Solar PV modules. We source solar PV modules from several primary manufacturers: Canadian Solar and SunPower. These modules range in conversion efficiency from 14% to 16%. Solar PV modules can be manufactured using different semiconductor materials, including mono- and poly-crystalline silicon, amorphous silicon, gallium arsenide, copper indium gallium selenide, or CIGS, and cadmium telluride. Developments in solar PV technology have generated advances in the conversion efficiency of solar PV cells, reductions in manufacturing costs and improvements in manufacturing yields.

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

We own the Real Goods Solar Living Center, which is located on a 12-acre campus in Hopland, California, approximately 95 miles north of San Francisco. The Solar Living Center is a demonstration site for the technology and culture of solar living and serves as a very effective source of qualified leads for solar installations. In 2012, the Solar Living Center had over 150,000 visitors. Since it opened in 1996, more than 2.5 million people have visited the Solar Living Center, and it has become one of the largest tourist attractions in Northern California throughout the year.

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

Suppliers

We do not manufacture solar PV modules, inverters or other components used in our solar energy systems, but purchase those components directly from manufacturers or, in some cases, from third-party distributors. We purchase solar PV modules manufactured by Canadian Solar, SunPower and others. We purchase inverters manufactured by SMA, Enphase and others. We currently purchase the components used in our solar energy systems on a purchase order basis from a select group of manufacturers or suppliers. If we are unable to purchase from any of these sources in the future, we do not believe we would have difficulty in securing alternative supply sources, because all of the components we use in our solar energy systems are available from a number of different sources. With that said, the world-wide market for solar PV modules has from time to time experienced shortages of supply that have increased prices and affected availability.

Competition

The solar energy industry is in its early stages of development and is highly fragmented, especially in the residential sector, consisting of many small, privately held companies with limited resources and operating histories but some of which benefit from operating efficiencies or low overhead requirements. A number of competitors exist in the California market, including companies such as REC Solar, Verengo and Solar City. Several of our competitors have expanded their market share in the California market by opening multiple offices within the state. We estimate that we are currently in the top ten residential solar energy system installers in California. In Colorado our competitors include Namaste Solar Electric, REC Solar and Solar City, but we are not aware of published data regarding competitive positions in Colorado. In the northeast, our competitors include Solar City, Sungevity, Trinity Solar and others, but we are not aware of published data regarding competitive position in that area. We compete on factors such as brand recognition, quality of services and products, pricing, speed and quality of installation.

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

Seasonality

We have historically experienced seasonality in our business, with the first quarter representing our slowest quarter of the year. Additionally, the fourth quarter can be impacted by unfavorable weather in certain geographic regions, especially in the northeastern parts of the country. Much of the seasonality in the business in previous quarters has been offset by changes in government activities as well as strong organic growth.

Employees

As of March 22, 2013, we had approximately 334 full-time and 9 part-time employees, including installation personnel.

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

Government subsidies are an important economic factor in the determination to purchase a solar energy system. Certain states, localities and utilities offer incentives to offset a portion of the cost of qualified solar energy systems. These incentives can take many forms, including direct rebates, state tax credits, system performance payments and renewable energy credits. During the first quarter of 2013, Congress failed to reach a deal on balanced deficit reduction. As a result, the U.S. government is now subject to sequestration-automatic spending cuts aimed at reducing the U.S. federal budget cut. It is unclear exactly how sequestration will affect the solar energy industry in general and us in particular. However, it is likely to have some effect. For example, in March 2013, the U.S. Department of the Treasury announced a 8.7% reduction in funding under the so called Section 1603 programme, which provides reimbursement of a portion of the installation expense for solar energy systems. The reduction or elimination of such incentives or delays or interruptions in the implementation of favorable federal or state laws could substantially increase the cost of our systems to our customers, resulting in a significant reduction in demand for our solar energy systems, which would negatively impact our business.

Adverse general economic conditions could have a material impact on our business.

Adverse overall economic conditions that impact consumer spending could impact our results of operations. Future economic conditions affecting disposable income such as employment levels, consumer confidence, credit availability, spending on housing, business conditions, stock market volatility, weather conditions, acts of terrorism, threats of war, and interest and tax rates could reduce consumer spending or cause consumers to shift their spending away from our products. While many economic indicators have improved recently, activity in many areas of the general U.S. economy remain sluggish. If the economic conditions continue to be adverse or worsen, we may experience material adverse impacts on our business, operating results and financial condition. The ongoing financial crisis and the loss of confidence in the stock market has increased our cost of funding and limited our access to some of our traditional sources of liquidity, including both secured and unsecured borrowings. Increases in funding costs and limitations on our access to liquidity could have a negative impact on our earnings and our ability to drive our growth strategies. In addition, the deteriorating general economic conditions in the United States have caused a drop in consumer spending in general, and discretionary spending in particular. These dynamics may also adversely impact the solar sector.

Our business prospects could be harmed if solar energy is not widely adopted or sufficient demand for solar energy systems does not develop or takes longer to develop than we anticipate.

The solar energy market is at a relatively early stage of development and has experienced consistent growth over the past five years. The extent to which solar energy will be widely adopted and the extent to which demand for solar energy systems will increase are uncertain. If solar energy does not achieve widespread adoption or demand for solar energy systems fails to develop sufficiently, we may be unable to grow our business at the rate we desire. In addition, demand for solar energy systems in our targeted markets may not develop or may develop to a lesser extent or more slowly than we anticipate. Many factors may affect the demand for solar energy systems, including the following:

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

The demand for our solar energy systems depends in part on the price of conventional energy, which affects return on investment resulting from the purchase of solar energy systems. Fluctuations in economic and market conditions that impact the prices of conventional and non-solar renewable energy sources could cause the demand for solar energy systems to decline, which would have a negative impact on our business.Existing regulations, and changes to such regulations, may present technical, regulatory and economic barriers to the installation of solar energy systems, which may significantly reduce demand for our solar energy systems.

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

For some of our projects, we recognize revenue on a percentage-of-completion basis and, as a result, our revenue from these installations is driven by the performance of our contractual obligations. The time it takes to execute our contractual obligations may impact the amount of revenue recognized in a particular period. Timelines can be adversely impacted by weather, governmental agencies, utilities and customer requirements. In addition, certain customer contracts may include payment milestones due at specified points during a project. Although we generally build payment terms that provide for positive cash flow, delays in project execution or customer payments could adversely affect our business and cash flows.

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

We currently derive the vast majority of our revenue from solar energy integration services from projects in fewer than ten states located on the west coast and in the northeast. This geographic concentration exposes us to increased risks associated with the growth rates, government regulations, economic conditions, and other factors that may be specific to those states to which we would be less subject if we were more geographically diversified. The growth of our business will require us to expand our operations in existing markets and to commence operations in other states. Any geographic expansion efforts that we may make may not be successful, which would limit our growth opportunities.

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

As part of our business strategy, we may expand our operations through strategic acquisitions in our current markets and in new geographic markets. We acquired several businesses over the last few years. We cannot accurately predict the timing, size and success of our acquisition efforts. Our acquisition strategy involves significant risks, including the following:

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

Our present indebtedness and projected future borrowings could adversely affect our financial health; future cash flows may not be sufficient to meet our obligations and we may have difficulty obtaining additional financing; and we may experience adverse effects of interest rate fluctuations.

As of March 28, 2013, we had indebtedness of approximately $14.1 million. The indebtedness consisted of:

•	a revolving line of credit from Silicon Valley Bank of up to $6.5 million, with a maturity date of September 30, 2013, and fully drawn as of March 28, 2013.

•	a loan of $1.7 million from Gaiam under the terms of the Shareholders Agreement entered into in connection with the Alteris merger, with a current maturity date of April 30, 2014;

•

loans in an aggregate amount of $3.15 million from Riverside Renewable Energy Investment LLC (“Riverside”) under the terms of the Shareholders Agreement entered into in connection with the Alteris merger, with maturity dates of May 4, 2014 for $3.0 million and June 20, 2014 for $150 thousand;

•

additional loans of $1.0 million from each of Gaiam and Riverside, pursuant to the loan commitment entered into on November 13, 2012, for our general working capital needs. The maturity date for both of the loans is April 26, 2014; and

•	capital lease obligations and miscellaneous debt financing of $0.7 million with various maturity dates.

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

As illustrated above, during 2013, $6.5 million of our indebtedness will become due and payable. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under existing or new sources of credit in amounts sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. In addition, if we consummate significant acquisitions in the future, our cash requirements and our debt service requirements may increase significantly.

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

Our indebtedness imposes various customary covenants on us and our subsidiaries. The restrictions that are imposed under these debt instruments include, among other obligations, limitations on our and our subsidiaries’ ability to:

•	sell assets;

•	change our business, management or ownership;

•	engage in any merger, acquisition or consolidation transactions;

•	incur additional debt;

•	make dividends or distributions and repurchase stock;

•	make investments;

•	enter into certain transactions with affiliates; and

•	make payments on or amend any subordinated obligations

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

From time to time, we are subject to litigation which, if adversely determined, could cause us to incur substantial losses.

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

We rely on third-party suppliers for components used in our solar energy systems. During 2012, Canadian Solar accounted for over 78% of our purchases of solar PV modules, and PV Powered and Enphase accounted for over 73% of our purchases of inverters. The failure of our suppliers to supply us with components in a timely manner or on commercially reasonable terms could result in lost orders, delay our project schedules and harm our operating results and business expansion efforts. Our orders with certain of our suppliers may represent a very small portion of their total business. As a result, these suppliers may not give priority to our business, leading to potential delays in or cancellation of our orders. If any of our suppliers were to fail to supply our needs on a timely basis or to cease providing us key components we use, we would be required to secure alternative sources of supply. We may have difficulty securing alternative sources of supply in a timely manner and on commercially reasonable terms. If this were to occur, our business would be harmed.

Although currently there is no shortage of supplies for solar energy systems, historically, shortages have occurred and have impacted companies such as us. Shortages in the supply of silicon or supply chain issues could adversely affect the availability and cost of the solar PV modules used in our solar energy systems.

Shortages of silicon, inverters or supply chain issues could adversely affect the availability and cost of the solar PV modules we use in our solar energy systems. Manufacturers of solar PV modules depend upon the availability and pricing of silicon, one of the primary materials used in the manufacture of solar PV modules. The worldwide market for silicon from time to time experiences a shortage of supply, primarily because of demand for silicon by the semiconductor industry. Shortages of silicon or inverters cause the prices for solar PV modules to increase and supplies to become difficult to obtain. While we have been able to obtain sufficient supplies of solar PV modules to satisfy our needs to date, this may not be the case in the future. Future increases in the price of silicon or other materials could result in an increase in costs to us, price increases to our customers or reduced margins.

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

Solar installations have certain inherent risks, including the risks of fire, structural collapse, human error and electrical and mechanical malfunction. In addition, our projects entail additional risks related to structural heights. Our installation projects also entail significant risks, including:

•	shortages of materials;

•	shortages of skilled labor;

•	unforeseen installation scheduling, engineering, excavation, environmental or geological problems;

•	natural disasters, hurricanes, weather interference, fires, earthquakes or other casualty losses or delays;

•	unanticipated cost increases or delays in completing the projects;

•	delays in obtaining or inability to obtain or maintain necessary licenses or permits;

•	changes to plans or specifications;

•	performance by subcontractors;

•	disputes with subcontractors; and

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

The solar energy system installation market is highly competitive and fragmented with low barriers to entry. We currently compete with a large number of relatively small installers and integrators, some of which do not have extensive industry experience and may lack adequate systems and capital, but some of which benefit from operating efficiencies or from having lower overhead, which enables them to offer lower prices. As the solar energy industry expands and industry consolidation occurs, we will also more and more encounter competition from larger companies, some of which may have greater financial, technical and marketing resources and greater name recognition than we do.

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

An increase in pricing structures of our third party financing partners could reduce demand for our services and products.

Many of our customers depend on third party lease financing to fund the initial capital expenditure required to purchase our solar energy systems. Third-party financing sources for solar energy systems are currently limited, and due to the limited sources, they have significant leverage and control over the terms and pricing for their financing products. If our financing partners increase their pricing structure, our customers’ cost of purchasing our solar energy systems will increase and we may experience decreased demand for our products and services, resulting in reduced revenue. In the alternative, if we elect to absorb any financing price increase by lowering the price of our products and services to keep the total cost to our customers constant, our revenue will decrease and we will experience lower profit margins. An increase in the pricing structures of our third party financing partners likely will have a negative effect on our results of operations.

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

As a result of the length of the warranty periods we provide both in workmanship and, in certain cases, in energy production, we bear the risk of warranty claims long after we have completed the installation of a solar energy system. Our current standard warranty for our installation services includes a 10-year warranty period for defects in material and workmanship. In addition, most manufacturers of solar PV modules offer a 25-year warranty period for declines in power performance. Although we maintain a warranty reserve for potential warranty or service claims and we have not had material warranty claims in the past, claims in excess of our reserve could adversely affect our operating results. Our failure to predict accurately future warranty claims could result in unexpected volatility in our financial condition.

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

Our Class A common stock is currently listed for trading on the NASDAQ Capital Market. We must continue to satisfy NASDAQ’s continued listing requirements or risk delisting of our securities. Delisting would have an adverse effect on the price of our Class A common stock and likely also on our business. During 2012, we received four different notices from NASDAQ that we were not in compliance with certain NASDAQ rules. As of February 21, 2013, we had regained compliance with all applicable NASDAQ rules. There can be no assurance that we will remain in compliance with the continued listing requirements for the NASDAQ Capital Market, or that our Class A common stock will not be delisted from the NASDAQ Capital Market in the future. If our Class A common stock is delisted from NASDAQ, it may trade on the over-the-counter market, which may be a less liquid market. In such case, our shareholders’ ability to trade, or obtain quotations of the market value of, shares of our Class A common stock would be severely limited because of lower trading volumes and transaction delays. These factors could contribute to lower prices and larger spreads in the bid and ask prices for our securities.

In the event the make-up of our Board of Directors or audit committee were not, or are not in the future, in compliance with the Securities and Exchange Commission and NASDAQ independence requirements, we face a number of risks that could materially and adversely affect our shareholders and our business.

The Securities and Exchange Commission rules and the NASDAQ Capital Market’s continued listing requirements require, among other things, that a majority of the members of our Board of Directors are independent and that our audit committee consists entirely of independent directors. In the event that we do not remain in compliance with these requirements, our executive officers could establish policies and enter into transactions without the requisite independent review and approval. This could present the potential for a conflict of interest between us and our shareholders generally and our executive officers, shareholders, or directors.

Further, our failure to comply with these requirements may limit the quality of the decisions that are made by our Board of Directors and audit committee, increasing the risk of material misstatements or omissions caused by errors or fraud with respect to our financial statements or other disclosures that may occur and not be detected in a timely manner or at all, or the payment of inappropriate levels of compensation to our executive officers. In the event that there are deficiencies or weaknesses in our internal control over financial reporting, we may misreport our financial results or lose significant amounts due to misstatements caused by errors or fraud. Finally, if the composition of our Board of Directors or audit committee fails to meet NASDAQ’s independence requirements in the future, our Class A common stock will be delisted from the NASDAQ Capital Market, as further described in the previous risk factor.

Risk Factors Related to Our Securities

The market price of our Class A common stock may be volatile, which could result in substantial losses for investors.

The market price of our Class A common stock may be volatile and could fluctuate widely in response to various factors, many of which are beyond our control, including the following:

•	actual or anticipated changes in our operating results;

•	regulatory, legislative or other developments affecting us or the solar energy industry generally;

•	changes in expectations relating to our services and products, plans and strategic position or those of our competitors or customers;

•	market conditions and trends within the solar energy industry;

•	acquisitions or strategic alliances by us or by our competitors;

•	litigation involving us, our industry or both;

•	introductions of new technological innovations, services, products or pricing policies by us or by our competitors;

•	the gain or loss of significant customers;

•	recruitment or departure of key personnel;

•	our ability to execute our business plan;

•	volume and timing of customer orders;

•	price and volume fluctuations in the overall stock market from time to time;

•	changes in investor perception;

•	the level and quality of any research analyst coverage of our Class A common stock;

•	changes in earnings estimates or investment recommendations by analysts;

•	the financial guidance we may provide to the public, any changes in such guidance or our failure to meet such guidance;

•	trading volume of our Class A common stock or the sale of such stock by Gaiam, Riverside, our management team or directors;

•	our issuance of additional shares of Class A common stock; and

•	economic and other external factors that impact purchasing decisions of our potential customers.

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

Ownership of our securities may be diluted by future issuances of capital stock or the exercise of outstanding or to be issued options, warrants or convertible notes to purchase capital stock. In particular, we may sell securities in the future in order to finance operations, expansions, or particular projects or expenditures. Such issuances would have a significant dilutive effect.

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

Because our Class A common stock is publicly traded, we are subject to certain rules and regulations of federal, state and financial market exchange entities charged with the protection of investors and the oversight of companies whose securities are publicly traded. These entities, including the Public Company Accounting Oversight Board, the Securities and Exchange Commission and NASDAQ, periodically issue new requirements and regulations and legislative bodies also review and revise applicable laws such as the Sarbanes-Oxley Act of 2002 and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. As interpretation and implementation of these laws and rules and promulgation of new regulations continues, we will continue to be required to commit significant financial and managerial resources and incur additional expenses.

Risk Factors Related to our Relationship with Gaiam and Riverside

Gaiam and Riverside have significant influence over Real Goods Solar and their interests may conflict with or differ from interests of other shareholders.

Gaiam and Riverside hold approximately 37% and 29%, respectively, of the currently outstanding shares of our Class A common stock. Their respective ownership may increase, stay the same or decrease depending on the amount of shares of Class A common stock we issue in the future. Further, pursuant to the terms of the Shareholders Agreement entered into in connection with the closing of the Alteris merger, Gaiam and Riverside currently each has the right to designate two individuals for appointment or nomination to our Board of Directors and they have agreed to vote their securities in favor of the election to our Board of Directors of these designated individuals. Because of their voting rights and their ability to designate individuals for appointment or nomination to our Board of Directors, each of them will be able to exert significant influence over our company and matters requiring approval by our shareholders, including the election of directors, increasing our authorized capital stock, financing activities, a merger or sale of our assets and the number of shares available for issuance under the Real Goods Solar 2008 Long-Term Incentive Plan. Our Chairman of our Board of Directors, Jirka Rysavy, who is also the Chairman of Gaiam, currently owns approximately 27% of the outstanding equity, and in excess of 50% of the voting power, of Gaiam and is one of two individuals designated by Gaiam to serve on our Board of Directors.

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

Some of our directors may have conflicts of interest because of their ownership of Gaiam common stock, options to acquire Gaiam common stock and positions with Gaiam.

Some of our directors own Gaiam Class A common stock and options to purchase Gaiam Class A common stock. In addition, some of our directors are also directors and/or executive officers of Gaiam. Ownership of Gaiam Class A common stock and options to purchase Gaiam Class A common stock by our directors and the presence of directors and executive officers of Gaiam on our Board of Directors could create, or appear to create, conflicts of interest with respect to matters involving both us and Gaiam. For example, corporate opportunities may arise that are applicable or complementary to both of our businesses and that each business would be free to pursue, such as the potential acquisition of a particular business or technology focused on environmental sustainability including renewable energy sources, energy efficiency or energy use reduction. However, we understand that Gaiam does not intend to acquire businesses that are focused on solar energy. We have not established at this time any procedural mechanisms to address actual or perceived conflicts of interest of these directors and officers and expect that our Board of Directors, in the exercise of its fiduciary duties, will determine how to address any actual or perceived conflicts of interest on a case-by-case basis. If any corporate opportunity arises and if our directors and officers do not pursue it on our behalf, we may not become aware of, and may potentially lose, a significant business opportunity.

Possible future sales of shares by Gaiam or Riverside could adversely affect the market price of our Class A common stock, even if our business is doing well.

Gaiam or Riverside may sell any or all of the shares of Class A common stock owned by it from time to time for any reason. Under the Amended and Restated Registration Rights Agreement among Gaiam, Riverside and us, entered into in connection with the closing of the Alteris merger, Gaiam and Riverside have the right to require us to register the shares of Class A common stock that they own to facilitate the possible sale of such shares. Although we cannot predict the effect, if any, that future sales of shares of Class A common stock by Gaiam or Riverside would have on the market price prevailing from time to time, sales of substantial amounts of Class A common stock or the availability of such shares for sale could adversely affect prevailing market prices.

Item 1B.	Unresolved staff comments

None.

Item 2.	Properties

Our principal executive offices are located in Louisville, Colorado. Our Hopland, California property is also the location of a 12-acre Solar Living Center. The following table sets forth certain information relating to our primary facilities:

Primary Locations	Size	Use	Lease Expiration
Louisville, CO	29,109 sq. ft.	Corporate Headquarters	December 2016
San Rafael, CA	4,250 sq. ft.	Office and warehouse	June 2015
Fresno, CA	10,000 sq. ft.	Office and warehouse	October 2013
Murrieta, CA	8,205 sq. ft.	Office and warehouse	April 2014
San Jose, CA	7,488 sq. ft.	Office and warehouse	March 2014
Hopland, CA	6,700 sq. ft.	Office and retail store	Owned
Denver, CO	5,885 sq. ft.	Office and warehouse	October 2013
Orange, CA.	5,000 sq. ft.	Office and warehouse	October 2013
Wilton, CT	2,500 sq. ft.	Office and warehouse	June 2013
Providence, RI	2,500 sq. ft.	Office and warehouse	July 2013

Our existing facilities have lease renewal options ranging from 3 months to 4 years. We believe our facilities are adequate to meet our current needs and that suitable additional facilities will be available for lease or purchase when, and as, we need them. As further discussed in Note 8. Related Party Debt, pursuant to the terms of two $1.0 million loans owed to Gaiam and Riverside, respectively, if we fail to make payment of the principal and all interest owing one or both of these loans within 10 days of when due, then the creditor has the option to acquire an undivided 50% interest in our Hopland, California property in exchange for cancellation of such principal and interest, subject to (1) the approval of the transaction by our disinterested directors, and (2) the consent of our senior creditor, Silicon Valley Bank.

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

Stock Price History

Our Class A common stock is listed on the NASDAQ Capital Market under the symbol “RSOL”. On March 22, 2013, we had 45 shareholders of record and 26,707,736 shares of $.0001 par value Class A common stock and no shares of $.0001 par value Class B shares outstanding.

The following table sets forth certain sales price and trading volume data for our Class A common stock for the periods indicated:

	High	Low	Close	Average Daily Volume
Fiscal 2012:
Fourth Quarter	$1.16	$0.40	$0.76	38,494
Third Quarter	$1.17	$0.65	$0.70	18,278
Second Quarter	$1.50	$1.05	$1.13	11,248
First Quarter	$1.80	$1.25	$1.45	22,666
Fiscal 2011:
Fourth Quarter	$1.99	$0.99	$1.43	26,876
Third Quarter	$3.06	$1.72	$1.82	40,055
Second Quarter	$2.99	$2.22	$2.99	25,140
First Quarter	$2.92	$2.35	$2.65	39,339

Dividend Policy

We have not declared or paid any cash dividends on our Class A common stock, and we do not anticipate doing so in the foreseeable future. We currently intend to retain future earnings, if any, to operate our business and support our future growth strategies. Any future determination to pay dividends on our Class A common stock will be at the discretion of our Board of Directors and will depend on our financial condition, results of operations, contractual restrictions, restrictions imposed by applicable law, capital requirements and other factors that our Board of Directors deems relevant. Our revolving line of credit with Silicon Valley Bank prohibits the payment of dividends.

Sale of Unregistered Securities

None.

Equity Compensation Plan Information

The following table summarizes equity compensation plan information for our Class A common stock as of December 31, 2012:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	1,525,320	$2.03	709,137
Equity compensation plans not approved by security holders	300,000	1.15	—

Total	1,825,320	$1.88	709,137

Item 6.	Selected consolidated financial data

You should read the following selected consolidated financial data together with our consolidated financial statements and the related notes appearing elsewhere in this Form 10-K and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We derived the consolidated statements of operations data for each of the years ended December 31, 2012, 2011 and 2010 and the consolidated balance sheet data as of December 31, 2012 and 2011 from our audited consolidated financial statements included elsewhere in this Form 10-K. We derived the consolidated statements of operations data for the years ended December 31, 2009 and 2008 and the consolidated balance sheet data as of December 31, 2010, 2009 and 2008 from our audited consolidated financial statements, which are not included in this Form 10-K. The consolidated financial data includes the effects of our acquisitions from the date of those transactions.

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

	Years ended December 31,
(in thousands, except per share data)	2012	2011	2010	2009	2008 (a)
Consolidated Statements of Operations Data:
Net revenue	$92,891	$109,257	$77,324	$64,328	$39,221
Cost of goods sold	69,859	81,397	55,814	48,371	28,779

Gross profit	23,032	27,860	21,510	15,957	10,442

Expenses:
Selling and operating	29,807	23,634	16,717	16,213	12,526
General and administrative	8,909	4,109	2,772	2,340	1,525
Acquisition-related costs	—	2,393	—	—	—
Goodwill and other asset impairments	22,012	—	—	—	27,192

Total expenses	60,728	30,136	19,489	18,553	41,243

Income (loss) from operations	(37,696)	(2,276)	2,021	(2,596)	(30,801)
Interest income (expense)	(790)	(184)	15	(2)	261

Income (loss) before income taxes and noncontrolling interest	(38,486)	(2,460)	2,036	(2,598)	(30,540)
Income tax expense (benefit)	8,720	(560)	797	(1,021)	(2,226)

Net income (loss)	(47,206)	(1,900)	1,239	(1,577)	(28,314)
Net (income) attributable to noncontrolling interest	—	—	—	—	(5)

Net income (loss) attributable to Real Goods Solar, Inc.	$(47,206)	$(1,900)	$1,239	$(1,577)	$(28,319)

Net income (loss) per share attributable to Real Goods Solar, Inc. common shareholders:
Basic and diluted	$(1.77)	$(0.08)	$0.07	$(0.09)	$(1.89)

Weighted average shares outstanding:
Basic	26,673	23,572	18,301	18,181	15,014

Diluted	26,673	23,572	18,367	18,181	15,014

(a)	We restated 2008 to reflect the correction of immaterial errors with regards to income taxes. Income tax benefit was reduced and net loss was increased by $364 thousand, and net loss per share increased by $0.03.

	As of December 31,
(in thousands)	2012	2011	2010	2009	2008
Consolidated Balance Sheet Data:
Cash and cash equivalents	$10,390	$11,813	$11,123	$12,206	$12,339
Working capital (deficit)	377	18,751	23,559	20,583	22,330
Total assets (a)	42,308	89,549	47,599	42,930	39,701
Related party obligations	6,914	2,176	2,865	1,636	1,111
Total liabilities	38,383	38,743	16,029	12,957	9,147
Total shareholders’ equity (a)	3,925	50,806	31,570	29,973	30,554

(a)	We restated total assets and total shareholders’ equity to reflect the correction of immaterial errors with regards to income taxes for 2008. Commencing with 2008, total assets and total shareholders’ equity were each reduced by $364 thousand.

Item 7.	Management’s discussion and analysis of financial condition and results of operations

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

Overview

We are a leading provider of turnkey commercial and residential solar energy solutions, with more than 14,000 solar systems in place. We also have more than 33 years of experience in solar energy, beginning with the sale in 1978 of the first solar PV panels in the United States. With 15 offices across the West and the Northeast, we are one of the larger solar energy installers in the U.S. in the residential and commercial sectors. However, there are market participants, especially in the utility-size solar systems, who are much larger than us.

Our revenue primarily results from the installation of solar energy systems. We also derive a portion of our revenue from the retail sale of renewable energy products. Our expenses primarily consist of labor costs incurred in connection with solar installations, product costs for solar modules and other products sold, and related sales and marketing and back-office costs.

During 2012, we completed the integration of Alteris and centralized key operating functions at our corporate head office in Louisville, Colorado. We have significantly invested in operating expenses and working capital toward such efforts. We believe that this will result in an efficient and scalable infrastructure that can be leveraged to expand our depth and breath of capabilities, in both the residential and the commercial sectors. While the solar manufacturing industry has struggled based on oversupply and global pricing competition, downstream distributed solar power integrators have benefited from reduced costs. Financing companies have entered the market to enable compelling financing terms for homeowners and businesses, including no money down leasing.

We continue to expect strong demand for both residential and commercial solar installations, despite the overall economic weakness in the United States. As one of the few solar installers with a relatively strong national footprint (in solar-friendly states), we expect to capitalize on our expanded footprint and the evolving U.S. solar industry.

Mergers and Acquisitions

Marin Solar, Inc.

On November 1, 2007, we purchased 100% ownership of Marin Solar for $3.2 million in cash, plus direct acquisition costs of approximately $0.2 million. As additional consideration we granted to the sellers warrants to purchase 40,000 shares of our Class A common stock at an exercise price of $3.20 per share, which vested 50% upon our initial public offering. Following such initial vesting, 2% of the warrants will vest each month thereafter. The warrants have a seven year term and were still outstanding at December 31, 2012.

Carlson Solar

On January 1, 2008, our then 88.4% owned subsidiary acquired certain of the assets of and assumed certain liabilities from Carlson Solar for $3.2 million in cash, plus direct acquisition costs of approximately $0.2 million. As part of the acquisition, as additional consideration, we granted warrants to purchase 30,000 shares of our Class A common stock at an exercise price of $3.20 per share, which vested 50% upon our initial public offering. Following such initial vesting, 2% of the warrants will vest each month thereafter. The warrants have a seven year term. The assets acquired were determined to have all inputs and processes necessary for the transferred assets to continue to conduct normal operations after acquisition; accordingly, the purchase price was treated as a business combination. On May 23, 2008, we exchanged 280,000 shares of our Class A common stock for our then current Chief Financial Officer’s 11.6% ownership in Real Goods Carlson Inc. The warrants have a seven year term and were still outstanding at December 31, 2012.

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

Earth Friendly Energy Group Holdings, LLC d/b/a Alteris Renewables

We obtained financial control, through an Agreement and Plan of Merger, of 100% of the voting equity interests of Earth Friendly Energy Group Holdings, LLC d/b/a Alteris Renewables on June 21, 2011. The total consideration transferred was approximately $21.7 million and was comprised of 8.7 million shares of our Class A common stock, valued at $21.6 million based on our Class A common stock closing market price of $2.48 per share on June 21, 2011, and $0.1 million worth of replacement share-based payment awards attributable to services rendered prior to the acquisition date.

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

Revenue Recognition

Revenue consists primarily of solar energy system installation fees. We recognize revenue from fixed price contracts using either the completed contract or percentage-of-completion method, based on the size of the energy system installation. As a result of a recent business acquisition (see Note 3. Mergers and Acquisitions), we slightly modified our method of applying revenue recognition for fixed price contracts in that we now recognize revenue from energy system installations of less than 100 kilowatts, or kW, when the installation is substantially complete, while we recognize revenue from energy system installations equal to or greater than 100 kW on a percentage-of-completion basis, measured by the percentage of contract costs incurred to date to total estimated costs for each contract.

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

Goodwill

Goodwill represents the excess of the purchase consideration over the estimated fair value of assets acquired less liabilities assumed in a business acquisition. Goodwill is reviewed for impairment annually or more frequently if impairment indicators arise. Since we operate in only one business segment, we assess impairment at the Company level. We have the option of first assessing qualitative factors to determine whether events and circumstances indicate that it is more likely than not that the fair value of the Company is less than its carrying amount. If it is determined that the fair value of the Company is more likely than not greater than its carrying amount, then the two-step impairment test is unnecessary. If it is determined that the two-step impairment test is necessary, then for step one, we compare the estimated fair value of the Company with its carrying amount, including goodwill. If the estimated fair value of the Company exceeds its carrying amount, we consider the Company’s goodwill not impaired. If the carrying amount of the Company exceeds its estimated fair value, we perform the second step of the goodwill impairment test to measure the amount of impairment loss. We use either a comparable market approach, traditional present value method, or some combination thereof to test for potential impairment. The use of present value techniques requires us to make estimates and judgments about our future cash flows. These cash flow forecasts will be based on assumptions that are consistent with the plans and estimates we use to manage our business. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment at many points during the analysis. Application of alternative assumptions and definitions could yield significantly different results.

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

Results of Operations

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Net revenue. Net revenue decreased $16.4 million, or 15.0%, to $92.9 million during 2012 from $109.3 million during 2011. The revenue decline was primarily attributable to the direct supplying to customers by financing companies of certain components used in residential installation. Sourcing of such components in conjunction with the associated financing allowed residential customers to take advantage of certain expiring tax benefits, and are referred to as “safe harbor” installations and amounted to $9.6 million in 2012. While we recognize lower revenue from safe harbor installations, our gross margins are similar to non-safe harbor installations. In addition, revenue from commercial customer installations declined by approximately $6.0 million due to a lower average sales price per watt installed.

Gross profit. Gross profit decreased $4.8 million, or 17.3%, to $23.0 million during 2012 from $27.9 million during 2011. As a percentage of net revenue, gross profit decreased to 24.8% during 2012 from 25.5% during 2011. The decrease in gross profit was due to a higher proportion of commercial installations, which have lower gross profit margins than residential installations, as well as lower year over year average margins on those commercial installations.

Selling and operating expenses. Selling and operating expenses increased $6.2 million, or 26.1%, to $29.8 million during 2012 from $23.6 million during 2011. As a percentage of net revenue, selling and operating expenses increased to 32.1% during 2012 from 21.6% during 2011. The increase in selling and operating expenses is attributable to costs associated with the integration of Alteris that resulted in the centralization of functions in our Colorado corporate head office.

General and administrative expenses. General and administrative expenses increased $4.8 million, or 116.8%, to $8.9 million during 2012 from $4.1 million during 2011. As a percentage of net revenue, general and administrative expenses increased to 9.6% during 2012 from 3.8% during 2011. The increase in general and administrative expenses is due to investments in our Louisville, Colorado head office, in management and leadership talent, and in shared services personnel subsequent to the Alteris merger, and executive recruiting fees.

Acquisition-related costs. Acquisition-related costs were $2.4 million during 2011 and were the result of our acquisition of Alteris.

Goodwill and other asset impairments. Goodwill and other asset impairments were $22.0 million for 2012 and were comprised of noncash impairment charges of $19.7 million for goodwill, $2.1 million for property and equipment, and $0.2 million for other intangibles. We estimated the fair value of our business for the intangibles impairment analysis based on the quoted market price for our Class A common stock (level one input of the fair value hierarchy), as adjusted by our judgmental qualitative factors (level three of the fair value hierarchy). The impairment of our property and equipment was based on market place property comparables (level two of the fair value hierarchy). These noncash impairments were necessitated by the trading price of our Class A common stock, recent operating losses, and our financial forecasts.

Income Tax Expense. Income tax expense was $8.7 million for 2012 and includes a $16.1 million noncash charge for the establishment of a valuation allowance for all of our net deferred tax assets.

Net income (loss). As a result of the above factors, our net loss was $47.2 million, or $1.77 per share, during 2012 compared to $1.9 million, or $0.08 per share, during 2011.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Net revenue. Net revenue increased $31.9 million, or 41.3%, to $109.3 million during 2011 from $77.3 million during 2010. All of the revenue growth was attributable to our acquisition of Alteris.

Gross profit. Gross profit increased $6.4 million, or 29.5%, to $27.9 million during 2011 from $21.5 million during 2010. As a percentage of net revenue, gross profit decreased to 25.5% during 2011 from 27.8% during 2010. The decrease in gross profit percentage was due to an increase in the mix of commercial revenue, as well as lower average profit margins on those commercial projects. Gross margins for residential improved in the latter half of 2011 as compared to the prior year due to improved selling practices and lower module pricing.

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

Quarterly and Seasonal Fluctuations

The following table sets forth our unaudited quarterly results of operations during each of the quarters in 2012 and 2011. We believe this unaudited financial information includes all adjustments, consisting solely of normal recurring accruals and adjustments, necessary for a fair presentation of the results of operations for the quarters presented. This financial information should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Form 10-K. The results of operations for any quarter are not necessarily indicative of future results of operations.

(in thousands, except per share data)	Fiscal Year 2012 Quarters Ended
	March 31	June 30	September 30 (a)	December 31 (b)
Net revenue	$18,256	$21,447	$26,358	$26,830
Gross profit	6,427	5,319	5,737	5,549
Loss before income taxes	(3,052)	(4,070)	(27,549)	(3,815)
Net loss	(1,856)	(2,518)	(39,017)	(3,815)
Diluted net loss per share	$(0.07)	$(0.09)	$(1.46)	$(0.14)
Weighted average shares outstanding-diluted	26,661	26,669	26,677	26,694

(in thousands, except per share data)	Fiscal Year 2011 Quarters Ended
	March 31	June 30	September 30	December 31
Net revenue	$17,425	$19,954	$31,586	$40,292
Gross profit	5,029	5,360	7,853	9,618
Income (loss) before income taxes	68	(1,883)	(739)	94
Net income (loss)	37	(1,575)	(478)	116
Diluted net income (loss) per share	$0.00	$(0.08)	$(0.02)	$0.00
Weighted average shares outstanding-diluted	18,310	19,112	26,655	26,655

(a)	The quarter ended September 30, 2012 includes a noncash charge of $22.0 million for the impairment of goodwill and other assets and a noncash charge of $14.5 million for the establishment of a valuation allowance for all of our net deferred tax assets.
(b)	The quarter ended December 31, 2012 includes a noncash charge of $1.6 million for an additional valuation allowance for our net deferred tax assets generated during that quarter.

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

Liquidity and Capital Resources

Our capital needs arise from capital related to acquisitions of new businesses, working capital required to fund our purchases of solar PV modules and inverters, replacements, expansions and improvements to our infrastructure, and future growth. These capital requirements depend on numerous factors, including business acquisitions, the ability to attract new solar energy system installation customers, market acceptance of our product offerings, the cost of ongoing upgrades to our product offerings, the level of expenditures for sales and marketing, the level of investment in support systems and facilities and other factors. The timing and amount of these capital requirements are variable and may fluctuate from time to time.

To the extent we have or can arrange available capital, we plan to continue to pursue acquisitions and other opportunities to expand our sales territories, technologies, and products and increase our sales and marketing programs as needed. We did not have any material commitments for capital expenditures as of December 31, 2012, and we do not presently have any plans for future material capital expenditures.

On July 22, 2011, Alteris entered into a new financing arrangement with a bank to fund commercial solar installations. Under a master lease agreement between a project finance subsidiary of Alteris and the bank, the project finance subsidiary may form new subsidiaries that will enter into sale leaseback arrangements with solar installation customers to finance specifically designated solar installations. The project finance entities will grant a security interest in substantially all their assets, and the project finance subsidiary’s equity will be pledged by Alteris on a non-recourse basis to the bank. Alteris will provide limited unsecured guarantees of payment and performance of the obligations of the project finance entities, including operating, maintenance and indemnity obligations and payment of certain fees and expenses. This financing arrangement would not generate capital for use in our business, but instead would offer a financing alternative to our commercial installation customers. As of December 31, 2012, there were no commercial solar installations funded under this financing arrangement.

On March 27, 2013, our wholly owned subsidiaries Real Goods Energy Tech, Inc., a Colorado corporation, Real Goods Trading Corporation, a California corporation, and Alteris Renewables, Inc., a Delaware corporation, entered into a Third Loan Modification Agreement with Silicon Valley Bank (the “Loan Agreement Amendment”) pursuant to which the parties thereto agreed to certain amendments to the Loan and Security Agreement, dated as of December 19, 2011, among them (as amended by the First Loan Modification Agreement, dated as of August 28, 2012, and the Second Loan Modification and Reinstatement Agreement, dated as of November 13, 2012, and together with the Loan Agreement Amendment, the “Loan Agreement”).

Under the Loan Agreement, the amount of available credit under the revolving line of credit is $6.5 million, subject to the Borrowing Base (as defined in the Loan Agreement) of 75% of Eligible Accounts (as defined in the Loan Agreement). The Loan Amendment extended the maturity date from March 31, 2013 to September 30, 2013. The Loan Agreement provides for an interest rate on borrowings of the greater of the bank’s prime rate or 4.00%, plus 4.75%. The interest rate accruing on borrowings during a Streamline Period (as defined in the Loan Agreement) increased from the greater of the bank’s prime rate or 4.00%, to the greater of the bank’s prime rate or 4.00%, plus 2.00%.

As amended, the Loan Agreement now requires the borrowers to pay a final payment fee of $60 thousand in cash upon termination or maturity of the revolving line of credit. The final payment fee will be reduced to $40 thousand if we raise at least $3.0 million in net proceeds through a public offering of our Class A common stock prior to August 31, 2013.

The borrowers paid Silicon Valley Bank a $60,000 extension fee and agreed to reimburse the bank for certain expenses incurred in connection with entering into the Loan Agreement Amendment.

Upon the closing of the Alteris transaction on December 19, 2011, we received commitments from Riverside to make us a single loan of up to $3.15 million and from Gaiam to loan us up to $1.7 million. Gaiam funded its loan commitment on December 30, 2011. Riverside loaned us $3.0 million on May 4, 2012 and another $150 thousand on June 20, 2012. The loans originally were for a period of 12 months. The maturity dates for these loans have been extended and Gaiam’s $1.7 million loan is now due April 30, 2014, Riverside’s $3.0 million loan is due May 4, 2014 and Riverside’s $150 thousand loan is due June 20, 2014. The loans bear interest at a rate of 10%. If we repay the loans owed to Riverside on or before their respective maturity date, the accrued interest is waived.

On November 13, 2012, we entered into a Loan Commitment with Gaiam and Riverside pursuant to which each agreed to advance to us up to an additional $1.0 million in cash upon request from us until March 31, 2013 at an annual interest rate of 10% and with an original maturity date of April 26, 2013. The maturity date for these loans has been extended until April 26, 2014. During December 2012, we requested and received an advance of $1.0 million from each of Gaiam and Riverside under the Loan Commitment. Further, the Loan Commitment also required us to execute and deliver to Gaiam in the near future an option agreement, reasonably acceptable to both parties, permitting Gaiam to purchase for $0.2 million all tenant improvements constructed by us in our principal office space leased by us from Gaiam. In addition, we agreed to amend our lease to cancel, effective December 31, 2012, the $3 per square foot credit set forth in the current lease.

The loans from Gaiam and Riverside are subordinate to all indebtedness for borrowed money owed by us to any lenders unaffiliated with us. Payment of the unpaid principal and all accrued but unpaid interest under a loan is accelerated and become immediately due and payable upon the occurrence of certain events related to proceedings under bankruptcy, insolvency, receivership or similar laws, the appointment of a receiver, trustee, custodian, sequestrator, conservator or similar official for our company or a substantial part of our assets, and our making a general assignment for the benefit of creditors.

Gaiam owns approximately 37% of our Class A common stock and is one of our creditors. Riverside owns approximately 29% of our Class A common stock and is one of our creditors. Pursuant to the terms of a Shareholders Agreement, Gaiam and Riverside each has the right to designate a certain number of individuals for appointment or nomination to our Board of Directors, tied to their respective ownership of our Class A common stock.

At December 31, 2012, our cash balance was $10.4 million.

Cash Flows

The following table summarizes our primary sources (uses) of cash during the periods presented:

	Years ended December 31,
(in thousands)	2012	2011	2010
Net cash provided by (used in):
Operating activities	$(12,688)	$1,965	$(298)
Investing activities	(196)	3,468	(785)
Financing activities	11,461	(4,743)	—

Net increase (decrease) in cash and cash equivalents	$(1,423)	$690	$(1,083)

Operating activities. Our operating activities used net cash of $12.7 million and provided net cash of $2.0 million during 2012 and 2011, respectively. Our net cash used by operating activities during 2012 was primarily attributable to our net loss of $47.2 million, decreased accounts payable and accrued liabilities of $12.1 million, and decreased deferred revenue and other current liabilities of $2.0 million, partially offset by noncash impairment of intangibles of $22.0 million, deferred income tax benefit of $8.7 million, decreased accounts receivable of $7.6 million and decreased inventory of $6.6 million. Our net cash provided by operating activities during 2011 was primarily attributable to increased accounts payable and deferred revenue and other current liabilities of $7.0 million and $1.9 million, respectively, decreased accounts receivable, other current assets, and deferred costs on uncompleted contracts and advertising of $2.2 million, $1.0 million, and $0.5 million, respectively, and noncash adjustment to the net loss of $0.9 million, partially offset by increased costs in excess of billings on uncompleted contracts of $5.3 million, decreased payable to Gaiam of $2.1 million, net loss of $1.9 million, decreased accrued liabilities of $1.5 million, and increased inventory of $0.9 million.

Investing activities. Our investing activities used net cash of $0.02 million and provided net cash of $3.5 million during 2012 and 2011, respectively. Our net cash used by investing activities during 2012 was primarily attributable to the purchase of property and equipment for $0.2 million, partially offset by a decrease in restricted cash of $0.2 million. Our net cash provided by investing activities during 2011 was primarily attributable to $3.4 million of cash acquired from our acquisition of Alteris and reduction in restricted cash of $0.7 million, partially offset by the acquisition of property and equipment of $0.6 million.

Financing activities. Our financing activities provided net cash of $11.3 million and used net cash of $4.7 million during 2012 and 2011, respectively. Our net cash provided by financing activities during 2012 was primarily the result of borrowings on our line of credit of $6.5 million and loans from related parties of $5.15 million, partially offset by payments on debt and capital lease obligations of $0.4 million. Our net cash used by financing activities during 2011 was primarily used to repay borrowings on Alteris’ line of credit, debt, and capital lease obligations of $5.3 million and to repurchase 379,400 shares of our Class A common stock for $1.1 million, partially offset by a $1.7 million loan from Gaiam.

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

While there can be no assurances, we believe our cash on hand, cash raised through debt commitments, cash expected to be generated from operations, cash obtainable from additional investors, and cash savings through further operational efficiencies should be sufficient to fund our continuing operations and meet our current debt repayment obligations through at least calendar year 2013. However, our projected cash needs may change as a result of unforeseen operational difficulties or other factors.

In response to our current financial condition, we are negotiating with other financial institutions to obtain a new credit facility to replace the Silicon Valley Bank revolving line of credit and have engaged an investment bank to seek additional capital. In addition, we will continue to make operational improvements to reduce our operating cash requirements. Operational initiatives to reduce costs include productivity enhancements within support functions through greater use of information technology and other process improvements and greater project level control over working capital deployed and labor utilization. With the completion of the debt extensions and additional loans and achievement of some or all of the above noted remaining initiatives, while there can be no assurances, we expect to be able to continue to operate through 2013, and thereby generate adequate cash flow to meet our debt obligations.

Contractual Obligations

We have commitments under operating leases and various service agreements with Gaiam (see Notes 7 and 11 to our consolidated financial statements), but do not have any significant outstanding commitments under long-term debt obligations or purchase obligations. The following table shows our commitments to make future payments under our operating leases:

(in thousands)	Total	< 1 year	1-3 years	3-5 years	> 5 yrs
Operating lease obligations	$1,601	$582	$724	$295	$—

To the extent we become entitled to utilize certain loss carryforwards relating to periods prior to our initial public offering, we will distribute to Gaiam the tax effect (estimated to be 34% for federal income tax purposes) of the amount of such tax loss carryforwards so utilized. Accordingly, we recognized a valuation allowance against all of our deferred tax assets as of the effective date of our tax sharing agreement with Gaiam, May 13, 2008. These net operating loss carryforwards begin to expire in 2018 if not utilized. Due to Gaiam’s step acquisitions of our company, we experienced “ownership changes” as defined in Section 382 of the Internal Revenue Code. Accordingly, our use of the net operating loss carryforwards is limited by annual limitations described in Sections 382 and 383 of the Internal Revenue Code. As of December 31, 2012, $4.4 million of these net operating loss carryforwards remained available for current and future utilization, meaning that potential future payments to Gaiam, which would be made over a period of several years, could therefore aggregate to approximately $1.6 million based on current tax rates.

As a condition of entering into some of our construction contracts, we had surety bonds of approximately $22.7 million at December 31, 2012.

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

Report of independent registered public accounting firm

To the Board of Directors and Shareholders of

Real Goods Solar, Inc.

Louisville, Colorado

We have audited the accompanying consolidated balance sheets of Real Goods Solar, Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Real Goods Solar, Inc. and subsidiaries as of December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ EKS&H LLLP

April 1, 2013

Denver, Colorado

REAL GOODS SOLAR, INC.

Consolidated balance sheets

	As of December 31,
(in thousands, except share and per share data)	2012	2011
ASSETS
Current assets:
Cash	$10,390	$11,813
Restricted cash	—	172
Accounts receivable, net	13,902	21,539
Costs in excess of billings on uncompleted contracts	5,288	5,411
Inventory, net	5,711	12,264
Deferred costs on uncompleted contracts	896	1,313
Receivable and deferred tax assets	200	3,333
Other current assets	1,930	1,014

Total current assets	38,317	56,859
Property and equipment, net	3,991	6,930
Deferred tax assets	—	5,444
Goodwill	—	19,885
Other intangibles, net	—	390
Other assets	—	41

Total assets	$42,308	$89,549

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Line of credit	$6,498	$—
Accounts payable	15,887	27,785
Accrued liabilities	4,943	3,292
Billings in excess of costs on uncompleted contracts	2,975	2,144
Payable to Gaiam	64	476
Related party debt	6,850	1,700
Debt	114	197
Capital lease obligations	213	126
Deferred revenue and other current liabilities	396	2,388

Total current liabilities	37,940	38,108
Debt, net of current portion	69	202
Capital lease obligations, net of current portion	374	433

Total liabilities	38,383	38,743

Commitments and contingencies
Shareholders’ equity:
Preferred stock, par value $.0001 per share; 50,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, par value $.0001 per share; 150,000,000 shares authorized; 26,693,696 and 26,660,640 shares issued and outstanding at December 31, 2012 and 2011, respectively	3	3
Class B common stock, par value $.0001 per share; 50,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	82,185	81,860
Accumulated deficit	(78,263)	(31,057)

Total shareholders’ equity	3,925	50,806

Total liabilities and shareholders’ equity	$42,308	$89,549

See accompanying notes to consolidated financial statements.

REAL GOODS SOLAR, INC.

Consolidated statements of operations

	Years ended December 31,
(in thousands, except per share data)	2012	2011	2010
Net revenue	$92,891	$109,257	$77,324
Cost of goods sold	69,859	81,397	55,814

Gross profit	23,032	27,860	21,510

Expenses:
Selling and operating	29,807	23,634	16,717
General and administrative	8,909	4,109	2,772
Acquisition-related costs	—	2,393	—
Goodwill and other asset impairments	22,012	—	—

Total expenses	60,728	30,136	19,489

Income (loss) from operations	(37,696)	(2,276)	2,021
Interest income (expense)	(790)	(184)	15

Income (loss) before income taxes	(38,486)	(2,460)	2,036
Income tax expense (benefit)	8,720	(560)	797

Net income (loss).	$(47,206)	$(1,900)	$1,239

Net income (loss) per share:
Basic and diluted	$(1.77)	$(0.08)	$0.07

Weighted average shares outstanding:
Basic	26,673	23,572	18,301

Diluted	26,673	23,572	18,367

See accompanying notes to consolidated financial statements.

REAL GOODS SOLAR, INC.

Consolidated statement of changes in shareholders’ equity

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
(in thousands, except share data)	Shares	Amount	Shares	Amount
Balance at December 31, 2009	16,136,299	$1	2,153,293	$—	$60,368	$(30,396)	$29,973
Issuance of common stock and other equity changes related to compensation	21,040	—	—	—	358	—	358
Net income	—	—	—	—	—	1,239	1,239

Balance at December 31, 2010	16,157,339	1	2,153,293	—	60,726	(29,157)	31,570
Issuance of common stock and other equity changes related to compensation	29,408	—	—	—	533	—	533
Issuance of common stock and stock options related to an acquisition	8,700,000	2	—	—	21,671	—	21,673
Repurchase of common stock	(379,400)	—	—	—	(1,070)	—	(1,070)
Conversion of Class B common stock to Class A common stock	2,153,293	—	(2,153,293)	—	—	—	—
Net loss	—	—	—	—	—	(1,900)	(1,900)

Balance at December 31, 2011	26,660,640	3	—	—	81,860	(31,057)	50,806
Issuance of common stock and other equity changes related to compensation	33,056	—	—	—	325	—	325
Net loss	—	—	—	—	—	(47,206)	(47,206)

Balance at December 31, 2012	26,693,696	$3	—	$—	$82,185	$(78,263)	$3,925

See accompanying notes to consolidated financial statements.

REAL GOODS SOLAR, INC.

Consolidated statements of cash flows

	Years ended December 31,
(in thousands)	2012	2011	2010
Operating activities:
Net income (loss)	$(47,206)	$(1,900)	$1,239
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	1,186	811	529
Amortization	245	210	—
Share-based compensation expense	325	524	348
Deferred income tax expense (benefit)	8,655	(623)	264
Goodwill and other asset impairments	22,012	—	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	7,639	2,231	(5,263)
Costs in excess of billings on uncompleted contracts	123	(5,328)	—
Inventory, net	6,554	(862)	(1,625)
Deferred costs on uncompleted contracts	417	512	874
Other current assets	(814)	1,041	265
Accounts payable	(13,700)	6,993	1,178
Accrued liabilities	1,650	(1,533)	130
Billings in excess of costs on uncompleted contracts	830	83	—
Deferred revenue and other current liabilities	(1,994)	1,914	534
Payable to Gaiam	1,390	(2,108)	1,229

Net cash provided by (used in) operating activities	(12,688)	1,965	(298)

Investing activities:
Purchase of property and equipment	(368)	(678)	(785)
Change in restricted cash	172	730	—
Cash from acquired business	—	3,416	—

Net cash provided by (used in) investing activities	(196)	3,468	(785)

Financing activities:
Borrowings from related parties	5,150	1,700	—
Principal borrowings (payments) on revolving line of credit, net	6,498	(3,119)	—
Principal payments on debt and capital lease obligations	(187)	(2,254)	—
Repurchase of Class A common stock, including related costs	—	(1,070)	—

Net cash provided by (used in) financing activities	11,461	(4,743)	—

Net increase (decrease) in cash	(1,423)	690	(1,083)
Cash at beginning of year	11,813	11,123	12,206

Cash at end of year	$10,390	$11,813	$11,123

Supplemental cash flow information:
Income taxes paid	$38	$208	$6
Interest paid	538	187	—
Common stock issued for acquisition	—	21,576	—

See accompanying notes to consolidated financial statements.

Notes to consolidated financial statements

1. Principles of Consolidation, Organization and Nature of Operations

We are a leading residential and commercial solar energy engineering, procurement, and construction firm. We were incorporated in Colorado on January 29, 2008 under the name Real Goods Solar, Inc. (“Real Goods Solar”, “Company”, “we”, “us”, or “our”). Our initial public offering of common stock occurred on May 7, 2008.

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

Debt Financing Update

At December 31, 2012, our cash balance was $10.4 million. As of the date of filing this Form 10-K, the maturity date for our Silicon Valley Bank revolving line of credit with current capacity and outstanding borrowings of $6.5 million has been extended first from October 30, 2012 to March 31, 2013, and then to September 30, 2013. Our related party debt of $1.7 million owed to Gaiam, Inc. has been extended first from December 30, 2012 to April 30, 2013, and then to April 30, 2014. . Our related party debt of 3.15 million owed to Riverside Renewable Energy Investment LLC (“Riverside”) has also been extended and the $3.0 million Riverside loan is now due May 4, 2014 and the $150 thousand Riverside loan is now due June 20, 2014. We also obtained additional loans of $1.0 million each from our two largest shareholders, which mature on April 26, 2014 under their current terms. Furthermore, in response to our current financial condition, we are negotiating with other financial institutions to obtain a new credit facility to replace the Silicon Valley Bank revolving line of credit and have engaged an investment bank to seek additional capital. In addition, we will continue to make operational improvements to reduce our operating cash requirements. Operational initiatives to reduce costs include productivity enhancements within support functions through greater use of information technology and other process improvements and greater project level control over working capital deployed and labor utilization. With the completion of the debt extensions and additional loans and achievement of some or all of the above noted remaining initiatives, while there can be no assurances, we expect to be able to continue to operate through 2013, and thereby generate adequate cash flow to meet our debt obligations.

NASDAQ Non-Compliance

During 2012, we received four different non-compliance notices from The Nasdaq Stock Market (“NASDAQ”). As of February 21, 2013, the Company had regained compliance with all of the applicable NASDAQ rules.

2. Significant Accounting Policies

No changes were made to our significant accounting policies during the year ended December 31, 2012.

We have evaluated events subsequent to December 31, 2012 and concluded that no material event, other than those already disclosed, has occurred which either would impact the results reflected in this report or our results going forward.

Cash

Cash represents demand deposit accounts with financial institutions that are denominated in U.S. dollars.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We make estimates of the collectability of our accounts receivable by analyzing historical bad debts, specific customer creditworthiness and current economic trends. The allowance for doubtful accounts was $1.1 million and $0.5 million at December 31, 2012 and 2011, respectively. If the financial condition of our customers or the public utilities or financing companies were to deteriorate such that their ability to make payments to us was impaired, additional allowances could be required.

Inventory

Inventory consists primarily of solar energy system components (such as solar panels and inverters) located at our various warehouses and finished goods held for sale at our Solar Living Center located in Hopland, California. We state our inventory at the lower of cost (first-in, first-out method) or market. We identify the inventory items to be written down for obsolescence based on the item’s current sales status and condition. We write down discontinued or slow moving inventories based on an estimate of the markdown to retail price needed to sell through our current stock level of the inventories. At December 31, 2012 and 2011, we estimated obsolete or slow-moving inventory to be $0.7 million and $0.2 million, respectively.

Deferred Advertising Costs

Prior to 2011, we had deferred advertising costs related to the preparation, printing, advertising and distribution of catalogs. We deferred such costs for financial reporting purposes until the catalogs were distributed, then amortized such costs over succeeding periods on the basis of estimated direct relationship sales. We amortized seasonal catalogs within seven months and our annual catalogs within one year. Forecasted sales statistics were the principal factor used in estimating the amortization rate. We expense other advertising and promotional costs as incurred. Amounts recorded as advertising expense were $3.4 million, $2.7 million and $2.2 million for the years ended December 31, 2012, 2011 and 2010, respectively, and are included in selling and operating expense in the consolidated statements of operations.

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

Goodwill and Other Intangibles

Goodwill represents the excess of the purchase consideration over the estimated fair value of assets acquired less liabilities assumed in a business acquisition. Goodwill is reviewed for impairment annually or more frequently if impairment indicators arise. Since we operate in only one business segment, we assess impairment at the Company level. We have the option of first assessing qualitative factors to determine whether events and circumstances indicate that it is more likely than not that the fair value of the Company is less than its carrying amount. If it is determined that the fair value of the Company is more likely than not greater than its carrying amount, then the two-step impairment test is unnecessary. If it is determined that the two-step impairment test is necessary, then for step one, we compare the estimated fair value of the Company with its carrying amount, including goodwill. If the estimated fair value of the Company exceeds its carrying amount, we consider the Company’s goodwill not impaired. If the carrying amount of the Company exceeds its estimated fair value, we perform the second step of the goodwill impairment test to measure the amount of impairment loss. We use either a comparable market approach, traditional present value method, or some combination thereof to test for potential impairment. The use of present value techniques requires us to make estimates and judgments about our future cash flows. These cash flow forecasts will be based on assumptions that are consistent with the plans and estimates we use to manage our business. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment at many points during the analysis. Application of alternative assumptions and definitions could yield significantly different results.

Our goodwill balances were zero and $19.9 million at December 31, 2012 and 2011, respectively, and our other intangibles balances were zero and $0.4 million at December 31, 2012 and 2011, respectively.

The following table represents our other intangibles subject to amortization, which were all customer related, as of December 31, 2011.

(in thousands)	December 31, 2011
Customer related:
Gross carrying amount	$600
Accumulated amortization	(210)

$390

Amortization expense for the year ended December 31, 2012 was $0.2 million. At September 30, 2012, we impaired all our goodwill and other intangibles. See Note 4. Goodwill and Other Asset Impairments.

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

Revenue Recognition

Revenue consists primarily of solar energy system installation. We recognize revenue from fixed price contracts using either the completed contract or percentage-of-completion method, based on the size of the energy system installation. As a result of a recent business acquisition (see Note 3. Mergers and Acquisitions), we slightly modified our method of applying revenue recognition for fixed price contracts in that we now recognize revenue from energy system installations of less than 100 kilowatts, or kW, when the installation is substantially complete, while we recognize revenue from energy system installations equal to or greater than 100 kW on a percentage-of-completion basis, measured by the percentage of contract costs incurred to date to total estimated costs for each contract. We recognize amounts billed to customers for shipping and handling as revenue at the same time that the revenues arising from the product sale are recognized. We include shipping and handling costs, which were approximately $0.05 million, $0.1 million, and $0.2 million for 2012, 2011, and 2010, respectively, in selling and operating expense along with other fulfillment costs.

The assets “Costs in excess of billings on uncompleted contracts” and “Deferred costs on uncompleted contracts” represent costs incurred plus estimated earnings in excess of amounts billed on percentage-of-completion method contracts and costs incurred but not recognizable until recognition of the related contract revenue on completed-method contracts, respectively. The liability “Billings in excess of costs on uncompleted contracts” represents billings in excess of related costs on percentage-of-completion method contracts. We bill our large installation customers for contract performance progress according to milestones defined in their respective contracts. The prerequisite for billing is the completion of an application and certificate of payment form as per the contract, which is done after each month end. Unbilled receivables were immaterial at December 31, 2012 and 2011.

Allocation of Costs

Presently, Gaiam provides us with administrative, technical accounting advisory, public financial reporting and certain occupancy and related office services under the Intercorporate Services Agreement and the Facility Lease Agreement. Our accompanying financial statements include an allocation of these expenses. The allocation is based on a combination of factors, including revenue and operating expenses. We believe the allocation methodologies used are reasonable and result in an appropriate allocation of costs incurred by Gaiam and its subsidiaries on our behalf. However, these allocations may not be indicative of the cost of future services.

Share-Based Compensation

We recognize compensation cost for stock-based awards based on the estimated fair value of the award on date of grant. We measure compensation cost at the grant date based on the fair value of the award and recognize compensation cost upon the probable attainment of a specified performance condition or over a service period. We use the Black-Scholes option valuation model to estimate the fair value for purposes of accounting and disclosures. In estimating this fair value, there are certain assumptions that we use, as disclosed in Note 13. Share-Based Compensation, consisting of the expected life of the option, risk-free interest rate, dividend yield, volatility and forfeiture rate. The use of a different estimate for any one of these components could have a material impact on the amount of reported compensation expense.

Income Taxes

We provide for income taxes pursuant to the liability method. The liability method requires recognition of deferred income taxes based on temporary differences between financial reporting and income tax bases of assets and liabilities, using current enacted income tax rates and regulations. These differences will result in taxable income or deductions in future years when the reported amount of the asset or liability is recovered or settled, respectively. Considerable judgment is required in determining when these events may occur and whether recovery of an asset is more likely than not. Our effective tax rate remains fairly consistent. We have significant net operating loss carryforwards and we will re-evaluate at the end of each reporting period whether we expect it is more likely than not that our deferred tax assets will be fully recoverable through the reversal of taxable temporary differences in future years as a result of normal business activities. We have agreed under our tax sharing agreement with Gaiam to make payments to Gaiam as we utilize certain of our net operating losses in the future. See Note 14. Income Taxes.

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

Net Income (Loss) Per Share

We compute net income (loss) per share by dividing our net income (loss) by the weighted average number of shares of common stock outstanding for the period. Diluted net income (loss) per share reflects the potential dilution that could occur if options or warrants to issue shares our Class A common stock were exercised. Weighted average common share equivalents of 2,173,000, 1,262,000 and 584,000 shares have been omitted from net income (loss) per share for 2012, 2011 and 2010, respectively, as they are anti-dilutive.

The following table sets forth the computation of basic and diluted net income (loss) per share:

	For the Years Ended December 31,
(In thousands, except per share data)	2012	2011	2010
Numerator for basic and diluted net income (loss) per share	$(47,206)	$(1,900)	$1,239
Denominator:
Weighted average shares for basic net income (loss) per share	26,673	23,572	18,301
Effect of dilutive securities:
Weighted average of common stock, stock options and warrants	—	—	66

Denominators for diluted net income (loss) per share	26,673	23,572	18,367

Net income (loss) per share—basic	$(1.77)	$(0.08)	$0.07

Net income (loss) per share—diluted	$(1.77)	$(0.08)	$0.07

Concentration of Risk

We have a potential concentration of credit risk in our accounts receivable in that two financing companies that purchase and then lease installed solar energy system to host users and two commercial customers accounted for 19.1%, 15.6%, 17.5% and 11.1% respectively, of our accounts receivable as of December 31, 2012.

We also have potential concentration of supply risk in that during 2012 we purchase approximately 78% of the major components for our solar installations from a single supplier.

Sales to our largest three customers for 2012 accounted for approximately 15.8%, 12.4% and 7.2%, respectively, of our total net revenue.

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

3. Mergers and Acquisitions

We obtained financial control, through an Agreement and Plan of Merger (the “Merger Agreement”), of 100% of the voting equity interests of Earth Friendly Energy Group Holdings, LLC d/b/a Alteris Renewables (“Alteris”) on June 21, 2011 (the “acquisition date”). Alteris sells, designs, installs, and supports renewable energy systems, primarily solar, for both residential and commercial customers. Alteris has more than a dozen offices across seven states.

Our Board of Directors and the manager of Alteris each approved the Merger Agreement prior to the acquisition date. On September 13, 2011 we distributed an information statement to our shareholders with respect to the execution by Gaiam, the holder of a majority of our outstanding equity, of a written consent approving the Merger Agreement. The acquisition closed in December 2011.

The total consideration transferred was approximately $21.7 million and was comprised of 8.7 million shares of our Class A common stock, or $21.6 million worth based on our Class A common stock closing market price of $2.48 per share on June 21, 2011 and $0.1 million worth of replacement share-based payment awards attributable to services rendered prior to the acquisition date. Of this amount, 0.7 million shares were issued based on Alteris’ completion of a financing arrangement for commercial installation jobs, which we estimated, as of the acquisition date, would be completed. The consideration excludes $2.4 million of expenses that are reported as acquisition-related costs in our consolidated statement of operations for the year ended December 31, 2011. In addition, the transaction had remaining contingent equity consideration of 2.0 million shares of our Class A common stock, which was contingent upon Alteris’ achievement of certain pre-tax income and cash flow performance targets for 2011, which was not earned. The fair value of the consideration shares was based on the closing price of our Class A common stock on the acquisition date.

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

With regards to our acquisition of Alteris, we recorded $0.6 million for customer-related intangibles (20 month weighted-average useful life). Goodwill is not expected to be deductible for tax purposes.

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

	Supplemental Pro Forma (Unaudited)
	Years Ended December 31,
(in thousands, except per share data)	2011	2010
Net revenue	$121,910	$127,300

Net loss	$(3,286)	$(2,422)

Net loss per share—basic	$(0.12)	$(0.08)

Net loss per share—diluted	$(0.12)	$(0.08)

We include results from operations of acquired companies in our consolidated financial statements from their respective effective acquisition dates.

4. Goodwill and Other Asset Impairments

In accordance with the Financial Accounting Standards Board’s accounting standards, we evaluated the realizability of our tangible assets and determined based on market place property comparables (level two of the fair value hierarchy) that $2.1 million of our buildings was impaired at September 30, 2012. Additionally, we performed impairment analyses of goodwill and other intangibles using the discounted cash flows method and determined that $19.7 million of goodwill and $0.2 million of other intangibles were impaired at September 30, 2012. We estimated the fair value of our business for the goodwill impairment analysis based on the quoted market price for our Class A common stock (level one input of the fair value hierarchy), as adjusted by our judgmental qualitative factors (level three of the fair value hierarchy). These noncash impairments were necessitated by the trading price of our Class A common stock, recent operating losses, and financial forecasts. The $22.0 million of noncash impairment charges are reported in goodwill and other asset impairments on our consolidated statement of operations for the year ended December 31, 2012.

5. Property and Equipment

Property and equipment, stated at lower of cost or estimated fair value, consists of the following as of December 31:

(in thousands)	2012	2011
Land	$1,716	$3,100
Buildings and leasehold improvements (a)	728	2,330
Furniture, fixtures and equipment	726	1,121
Website development	859	542
Vehicles and Machinery	3,671	3,716

	7,700	10,809
Accumulated depreciation and amortization	(3,709)	(3,879)

	$3,991	$6,930

(a)	During 2012, we impaired $2.1 million of our buildings. See Note 4. Goodwill and Other Asset Impairments.

6. Revolving Line of Credit

Under a loan agreement, as amended, with Silicon Valley Bank (“SVB Loan”), we have a revolving line of credit that provides for advances not to exceed $6.5 million based upon a borrowing base of 75% of eligible accounts receivable. All borrowings are collateralized by a security interest in substantially all of our assets other than our interests in Alteris Project Financing Company LLC, and bear interest at the greater of the bank’s prime rate or 4.00% plus 4.75%. The interest rate accruing on borrowings during a Streamline Period (as defined in the SVB Loan) is the greater of the bank’s prime rate or 4.00% plus 2.00%. The original maturity date for the SVB Loan was October 30, 2012 and the maturity date was first extended to March 31, 2013 on October 30, 2012 and then again to September 30, 2013 on March 27, 2013. The line of credit has a facility fee of 0.5% per year of the average daily unused portion of the available line of credit during the applicable calendar quarter. We may reserve up to $500,000 for stand-by letters of credit under the line of credit. The SVB Loan establishing the line of credit contains various covenants, including a covenant requiring compliance with a liquidity ratio. The SVB Loan requires the borrowers to pay a final payment fee of $60 thousand in cash upon termination or maturity of the revolving line of credit. The final payment fee will be reduced to $40 thousand if we raise at least $3.0 million in net proceeds through a public offering of our Class A common stock prior to August 31, 2013. At December 31, 2012, we had $6.5 million of outstanding borrowings under this facility.

7. Payable to Gaiam

We are engaged in several related party transactions with Gaiam. Gaiam is the owner of approximately 37% of our issued and outstanding shares of Class A common stock. Our Chairman, Jirka Rysavy, also serves as the Chairman of Gaiam and is a significant shareholder of Gaiam.

We have and will continue to have a need for certain services to be provided by Gaiam under our Intercorporate Services Agreement and Industrial Building Lease Agreement for our corporate headquarters. These services may include, but are not limited to, administrative, technical accounting advisory, public financial reporting and certain occupancy and related office services as required from time to time. We have determined that it is not cost effective to obtain and separately maintain the personnel and infrastructure associated with these services with a complement of full time, skilled employees. Also see Note 11. Commitments and Contingencies – Operating Leases.

Services performed under the Intercorporate Services Agreement have and will be provided under our direction, and Gaiam has no power to act independently on our behalf other than as specifically authorized under the agreement or from time to time by us. Gaiam and we have and will agree on the aggregate annual amount for a particular year for the services based upon a good faith estimate of the services required for that year and the estimated fees for such services. Upon a change to the annual amounts for a particular year, the parties have and will make appropriate payments to reflect such change. The annual amount and formula for various services making up the annual amount, as well as any quarterly changes, have and must be approved in writing by each of Gaiam’s and our board of directors.

During 2011, we completed a project for our Chairman to design and install an upgrade to an existing solar power system originally built in 1997 for his residence. The contract price or revenue recognized was $244,000, which was priced at a customary rate for work performed for employees.

In consideration for Gaiam providing additional services under our Intercorporate Services Agreement with Gaiam and agreeing to amend our existing Intercorporate Services Agreement and Tax Sharing Agreement with Gaiam, we expensed during 2011 additional fees payable to Gaiam of $672,000.

8. Related Party Debt

Our related party debt at December 31, 2012 consisted of $4.15 million from Riverside Renewable Energy Investments, LLC (“Riverside”) and $2.7 million from Gaiam, Inc. (“Gaiam”). At December 31, 2011, our related party debt was comprised of $1.7 million from Gaiam. As of December 31, 2012, the Riverside loans were due as follows: $1.0 million by April 26, 2013, $3.0 million by May 4, 2013, and $150 thousand by June 20, 2013. The Gaiam loans were due as follows: $1.0 million by April 26, 2013 and $1.7 million by April 30, 2013. These loans bear interest at an annual rate of 10%. If we repay the $3.0 million and $150 thousand loans owed to Riverside on or before their respective maturity date, the accrued interest is waived. As conditions for Gaiam extending the maturity date of its existing $1.7 million loan to us from December 30, 2012 to April 30, 2013 and loaning us an additional $1.0 million, we had to pay all interest owed on the existing Gaiam loan of $1.7 million, execute and deliver to Gaiam in the near future an option agreement, reasonably acceptable to both parties, permitting Gaiam to purchase for $0.2 million all tenant improvements constructed by us in our principal office space leased by us from Gaiam; and amend our facility lease with Gaiam to cancel, effective December 31, 2012, the $3 per square foot credit set forth in the current lease.

Each of the $1.0 million promissory notes entered into with Gaiam and Riverside during December 2012 also include certain customary language making the loans payable upon the occurrence of certain events, such as insolvency or bankruptcy. Also, if we complete a sale of at least $50,000 of capital stock, then each creditor has the option of converting all or any portion of the principal and interest owing on the loan in question into securities in such sale at the same purchase price as paid by other purchasers in such sale. If we fail to make payment of the principal and all interest owing on one or both of these loans within 10 days of when due, then the creditor has the option to acquire an undivided 50% interest in our real property located in Hopland, California (including all land and buildings) in exchange for cancellation of such principal and interest. This option is conditioned upon (1) the approval of the transaction by our disinterested directors, and (2) the consent of our senior creditor, Silicon Valley Bank. The loans are unsecured and subordinated to our indebtedness owed to unaffiliated creditors. Subject to the rights of senior debt, we have the right to prepay the loans at any time without premium or penalty.

On March 27, 2013, the maturity dates for these loans were extended and Gaiam’s $1.7 million loan is now due April 30, 2014, Riverside’s $3.0 million loan is due May 4, 2014, Riverside’s $150 thousand loan is due June 20, 2014 and each of the $1.0 million loans are due April 26, 2014.

Accrued interest on our related party debt was $0.2 million at December 31, 2012 and is reported in accrued liabilities on our consolidated balance sheet.

Gaiam owns approximately 37% of our currently outstanding Class A common stock and is one of our creditors. Riverside owns approximately 29% of our currently outstanding Class A common stock and is one of our creditors. Pursuant to the terms of a Shareholders Agreement, Gaiam and Riverside each has the right to designate a certain number of individuals for appointment or nomination to our Board of Directors, tied to their respective ownership of our Class A common stock.

9. Debt

Our debt, other than related party debt, all of which relates to Alteris, consisted of the following at December 31:

(in thousands, except installment amounts and interest rates)	2012	2011
Notes payable to finance companies for the purchase of vehicles and equipment in 36 to 60 monthly installments totaling $12,162, including interest ranging from 2.9% to 10.35%. The notes are secured by Alteris’ vehicles and equipment	$183	$399
Less – current portion of debt	(114)	(197)

Debt, net of current portion	$69	$202

Maturities of debt for each of the periods ended December 31st are as follows:

(in thousands)	Years Ending December 31,
2013	$114
2014	67
2015	2

$183

10. Capital Lease Obligations

We have vehicles financed under capital leases. The cost of the capitalized leased assets included in property and equipment was $2.0 million and $0.6 million at December 31, 2012 and 2011, respectively. Accumulated amortization of capitalized leased assets was $1.4 million and $0.1 million at December 31, 2012 and 2011, respectively. Amortization expense for capitalized leased assets was $0.5 million and $0.1 million for the years ended December 31, 2012 and 2011, respectively.

Our future minimum lease payments and capital lease obligations at December 31, 2012 are as follows:

(in thousands)	At December 31, 2012
Year ending December 31,
2013	$213
2014	201
2015	161
2016	55

Total future minimum lease payments	630
Less – amounts representing interest	(43)

Total capital lease obligations	587
Less – current portion of capital lease obligations	(213)

Capital lease obligations, net of current portion	$374

11. Commitments and Contingencies

Operating Leases

We lease office and warehouse space through operating leases. Some of the leases have renewal clauses, which range from three to five years. Until July 2011, when we relocated this portion of our operations, we leased a facility from DTTC Properties, LLC, a limited liability company partially owned by our former chief executive officer, who also was a beneficial owner of our Class A common stock. This lease agreement required monthly base payments of $10,694 plus common area operating expenses. Under this lease, we incurred expense of approximately $75,000 and $161,000 for the years ended December 31, 2011 and 2010. On December 19, 2011, we entered into a five year facility lease with Gaiam for office space located in one of Gaiam’s owned buildings in Colorado that commenced on January 1, 2012 and provides for monthly payment of approximately $11,179 plus common area maintenance expenses.

The following schedule represents the annual future minimum payments of all our leases at December 31, 2012:

(in thousands)	At December 31, 2012
2013	$582
2014	388
2015	336
2016	295

Total minimum lease payments	$1,601

We incurred rent expense of $0.9 million for the year ended December 31, 2012 and $0.5 million for each of the years ended December 31, 2011 and 2010.

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

12. Shareholders’ Equity and Warrants

During 2012, we issued 33,056 shares of our Class A common stock under our Real Goods Solar, Inc. 2008 Long-Term Incentive Plan (“2008 Incentive Plan”) to certain of our independent directors, in lieu of cash compensation, for services rendered during 2012.

On December 19, 2011, we issued 8.7 million shares of our Class A common stock as consideration for Alteris. See Note 3. Mergers and Acquisitions.

On December 31, 2011, Gaiam converted its remaining 2,153,293 shares of our Class B common stock into shares of our Class A common stock. At the end of 2011, Gaiam owned approximately 37% of our outstanding Class A common stock.

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

During 2010, we issued 21,040 shares of our Class A common stock under our 2008 Incentive Plan to our independent directors, in lieu of cash compensation, for services rendered during 2010. Following this issuance, Gaiam owned 54.6% of our total outstanding common stock. For the last five years, we have valued shares issued to our independent directors at estimated fair value based on the closing price of our Class A common stock on the date the shares were issued, which by policy is the last trading day of each quarter in which the services were rendered.

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

At December 31, 2012, we had the following shares of Class A common stock reserved for future issuance:

Stock options under the our incentive plans	1,525,320
Stock options under plans not approved by security holders	300,000
Warrants outstanding	70,000

Total shares reserved for future issuance	1,895,320

Each holder of our Class A common stock is entitled to one vote for each share held on all matters submitted to a vote of shareholders. On December 31, 2011, Gaiam converted all of its holdings of our Class B common stock to Class A common stock and, as a result, we have had no shares of Class B common stock outstanding since December 31, 2011. Under the terms of our articles of incorporation and merger with Alteris, we are prohibited from issuing Class B common stock in the future. All holders of Class A common stock vote as a single class on all matters that are submitted to the shareholders for a vote. Accordingly, Gaiam and Riverside, as the holders of approximately 37% and 29% of the Class A common stock, respectively, and entitled to vote in any election of directors, may exert significant influence over the election of the directors. Shareholders with the minimum number of votes that would be necessary to authorize or take action at a meeting at which all of the shares entitled to vote were present and voted may consent to an action in writing and without a meeting under certain circumstances.

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

13. Share-Based Compensation

Our share-based compensation programs are long-term retention programs that are intended to attract, retain and provide incentives for talented employees, officers, and directors and to align shareholder and employee interests. We primarily grant options under our 2008 Incentive Plan, but have also granted 300,000 non-shareholder approved options to our chief executive officer during 2012.

Our 2008 Incentive Plan provides for the granting of options to purchase up to the lesser of 3,000,000 shares of our Class A common stock or 10% of our then outstanding Class A common stock. Furthermore, our Board of Directors has resolved that all types of granted options shall not exceed 10% of our then outstanding Class A common stock. Both nonqualified stock options and incentive stock options may be issued under the provisions of the 2008 Incentive Plan. Employees, members of the Board of Directors, consultants, business partners, and certain key advisors are eligible to participate in the 2008 Incentive Plan, which terminates upon the earlier of a board resolution terminating the Incentive Plan or ten years after the effective date of the Incentive Plan. All outstanding options are nonqualified and are generally granted with an exercise price equal to the closing market price of our stock on the date of the grant. Options vest based on services conditions, performance (attainment of a certain amount of pre-tax income for a given year), or some combination thereof. Grants typically expire seven years from the date of grant.

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

The following are the variables we used in the Black-Scholes option pricing model to determine the estimated grant date fair value for options granted under our incentive plans for each of the years presented:

	2012	2011	2010
Expected volatility	76% - 87%	74% - 88%	88%
Weighted-average volatility	80%	81%	88%
Expected dividends	— %	— %	— %
Expected term (in years)	5.0 - 6.6	5.0 - 6.7	5.0
Risk-free rate	0.57% - 1.26%	1.17% - 2.24%	1.25% - 2.38%

The table below presents a summary of our option activity as of December 31, 2012 and changes during the year then ended:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value
Outstanding at January 1, 2012	1,902,120	$2.80
Granted	1,431,500	1.19
Exercised	—	—
Forfeited or expired	(1,508,300)	2.38

Outstanding at December 31, 2012	1,825,320	$1.88	5.4	$—

Exercisable at December 31, 2012	508,350	$2.93	3.0	$—

As specified under the terms of our acquisition of Alteris (see Note 3. Mergers and Acquisitions), upon consummation of the acquisition in 2011, options for Alteris membership units were replaced with equal in fair value options to purchase our stock. In this regard, 478,500 replacement options were granted by us at an exercise price of $2.96 per share.

The weighted-average grant-date fair value of options granted during the years 2012, 2011 and 2010 was $0.76, $1.67 and $2.04, respectively. The total fair value of shares vested was $0.4 million during each of 2012 and 2011 and $0.1 million during 2010. Our share-based compensation cost charged against income was $0.4 million, $0.5 million, and $0.4 million during the years 2012, 2011 and 2010, respectively, and is shown in general and administrative expenses. The total income tax benefit recognized for share-based compensation was nil, $0.2 million, and $0.1 million for the years 2012, 2011, and 2010, respectively. As of December 31, 2012, there was $0.7 million of unrecognized cost related to nonvested shared-based compensation arrangements granted under the plans. We expect that cost to be recognized over a weighted-average period of 3.4 years.

14. Income Taxes

Our provision for income tax expense (benefit) is comprised of the following:

	Years ended December 31,
(in thousands)	2012	2011	2010
Current:
Federal	$—	$—	$476
State	61	16	34

	61	16	510

Deferred:
Federal	7,361	(494)	246
State	1,298	(82)	41

	8,659	(576)	287

	$8,720	$(560)	$797

Variations from the federal statutory rate are as follows:

(in thousands)	2012	2011	2010
Expected federal income tax expense (benefit) at statutory rate of 34%	$(13,086)	$(836)	$692
Effect of permanent goodwill impairment	7,898	—	—
Effect of permanent acquisition-related differences	—	461	—
Effect of permanent other differences	94	30	13
Effect of carryforward state net operating losses	—	(72)	—
Effect of valuation allowance	16,074	—	—
Other	49	(3)	(24)
State income tax expense (benefit), net of federal benefit	(2,309)	(140)	116

Income tax expense (benefit)	$8,720	$(560)	$797

Deferred income taxes reflect net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the net accumulated deferred income tax assets as of December 31, 2012 and 2011 are as follows:

(in thousands)	2012	2011
Deferred tax assets (liabilities):
Current:
Provision for doubtful accounts	$437	$216
Inventory-related expense	469	192
Accrued liabilities	1,281	1,644
Net operating loss carryforward	—	1,015
Other	—	5

Total current deferred tax assets	$2,187	$3,072

Non-current:
Depreciation and amortization	$613	$(649)
Net operating loss carryforward	13,243	6,180
Other	31	(87)

Total non-current deferred tax assets	$13,887	$5,444

Valuation allowance	(16,074)	—

Total net deferred tax assets	$—	$8,516

At December 31, 2012, we had $10.5 million in tax effected federal net operating loss carryforwards. These operating loss carryforwards, if unused, begin to expire in 2018. Additionally, we had $2.7 million in tax effected state net operating loss carryforwards. These operating loss carryforwards, if unused, will begin to expire in 2019. The Internal Revenue Code contains provisions that limit the net operating loss available for use in any given year upon the occurrence of certain events, including significant changes in ownership interest. A change in ownership of a company of greater than 50% within a three-year period results in an annual limitation on the utilization of net operating loss carryforwards from tax periods prior to the ownership changes. Certain of our net operating loss carryforwards as of December 31, 2012 are subject to annual limitations due to changes in ownership.

During 2012, we performed assessments on the realizability of our net deferred tax assets considering all available evidence, both positive and negative. As a result of these assessments, we concluded that it was more likely than not that none of our net deferred tax assets would be recoverable through the reversal of temporary differences and normal business activities in the near term and, therefore, we established a valuation allowance through a noncash charge of $16.1 million to our income tax provision for the year ended December 31, 2012.

Additionally, to the extent we become entitled to utilize certain loss carryforwards relating to periods prior to our initial public offering, we are required under the terms of our tax sharing agreement with Gaiam to distribute to Gaiam the tax effect (estimated to be 34% for federal income tax purposes) of the amount of such tax loss carryforwards so utilized. Accordingly, we recognized a valuation allowance against all of our deferred tax assets as of the effective date of our tax sharing agreement with Gaiam, May 13, 2008. These net operating loss carryforwards begin to expire in 2018 if not utilized. Due to Gaiam’s step acquisitions of our company, we experienced “ownership changes” as defined in Section 382 of the Internal Revenue Code. Accordingly, our use of the net operating loss carryforwards is limited by annual limitations described in Sections 382 and 383 of the Internal Revenue Code. As of December 31, 2012, $4.4 million of these net operating loss carryforwards remained available for current and future utilization, meaning that potential future payments to Gaiam, which would be made over a period of several years, could therefore aggregate to approximately $1.6 million based on current tax rates.

15. Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2012 and 2011:

(in thousands, except per share data)	Fiscal Year 2012 Quarters Ended
	March 31	June 30	September 30 (a)	December 31 (b)
Net revenue	$18,256	$21,447	$26,358	$26,830
Gross profit	6,427	5,319	5,737	5,549
Loss before income taxes	(3,052)	(4,070)	(27,549)	(3,815)
Net loss	(1,856)	(2,518)	(39,017)	(3,815)
Diluted net loss per share	$(0.07)	$(0.09)	$(1.46)	$(0.14)
Weighted average shares outstanding-diluted	26,661	26,669	26,677	26,694

(in thousands, except per share data)	Fiscal Year 2011 Quarters Ended
	March 31	June 30	September 30	December 31
Net revenue	$17,425	$19,954	$31,586	$40,292
Gross profit	5,029	5,360	7,853	9,618
Income (loss) before income taxes	68	(1,883)	(739)	94
Net income (loss)	37	(1,575)	(478)	116
Diluted net income (loss) per share	$0.00	$(0.08)	$(0.02)	$0.00
Weighted average shares outstanding-diluted	18,310	19,112	26,655	26,655

(a)	The quarter ended September 30, 2012 includes a noncash charge of $22.0 million for the impairment of goodwill and other assets and a noncash charge of $14.5 million for the establishment of a valuation allowance for all of our net deferred tax assets.
(b)	The quarter ended December 31, 2012 includes a noncash charge of $1.6 million for an additional valuation allowance for our net deferred tax assets generated during that quarter.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and Rule 15d-15(e) under the Exchange Act. Based upon their evaluation as of December 31, 2012, they have concluded that those disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making the assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control-Integrated Framework.” Based on that assessment, our management concluded that, as of December 31, 2012, our internal control over financial reporting is effective based on those criteria.

This Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Form 10-K.

Item 9B.	Other Information

Loan Modification Agreement

On March 27, 2013, our wholly-owned subsidiaries Real Goods Energy Tech, Inc., a Colorado corporation, Real Goods Trading Corporation, a California corporation, and Alteris Renewables, Inc., a Delaware corporation, entered into a Third Loan Modification Agreement with Silicon Valley Bank (the “Loan Amendment”) pursuant to which the parties thereto agreed to certain amendments to the Loan and Security Agreement, dated as of December 19, 2011 (as amended by the First Loan Modification Agreement, dated as of August 28, 2012, and the Second Loan Modification and Reinstatement Agreement, dated as of November 13, 2012, and together with the Loan Amendment, the “Loan Agreement”). Under the Loan Amendment, the amount of available credit under the revolving line of credit remains $6.5 million, the Borrowing Base (as defined in the Loan Agreement) remains 75% of Eligible Accounts (as defined in the Loan Agreement), and the maturity date was extended from March 31, 2013 to September 30, 2013. As of March 27, 2013, we had $6.5 million of outstanding borrowings under this facility.

In connection with the Loan Amendment, the borrowers paid Silicon Valley Bank a $60 thousand extension fee and agreed to reimburse the bank for certain expenses incurred in connection with entering into the Loan Amendment. We also granted warrants to Silicon Valley Bank to purchase 105,978 shares of our Class A common stock at a price of $1.84, subject to certain adjustments. These warrants will expire March 27, 2020. We are also obligated to obtain an additional $3.4 million in net proceeds of subordinated debt prior to April 30, 2013. The Loan Agreement contains other customary representation, warranties, covenants and events of default. A final payment fee of $60 thousand in cash is due upon termination or maturity of the facility. The final payment fee will be reduced to $40 thousand if we raise at least $3.0 million in net proceeds through a public offering of our Class A common stock prior to August 31, 2013.

On March 26, 2013, we also granted additional warrants to Silicon Valley Bank to purchase 106,557 shares of our Class A common stock at a price of $1.83, subject to certain adjustments, pursuant to the terms of the Second Loan Modification and Reinstatement Agreement dated as of November 13, 2012 and described in our Form 10-Q filed November 14, 2012. These warrants will expire March 26, 2020.

Gaiam and Riverside own approximately 37% and 29% of our issued and outstanding Class A common stock, respectively. Pursuant to the terms of a Shareholders Agreement, dated as of December 19, 2011, we have drawn on loan commitments from Gaiam and Riverside, which debt consists of $1.7 million from Gaiam and $3.15 million from Riverside. In addition, we have received a loan of $1.0 million from each of Gaiam and Riverside pursuant to the terms of a Loan Commitment, dated as of November 13, 2012. In connection with the Loan Amendment, the maturity date of the $1.7 million from Gaiam was extended from April 30, 2013 to April 30, 2014, the maturity date of $3.0 million from Riverside was extended from May 4, 2013 to May 4, 2014, the maturity date of the $150 thousand from Riverside was extended from June 20, 2013 to June 20, 2014, and the maturity date of the $1.0 million loans was extended from April 26, 2013 to April 26, 2014.

Director Retirement

On March 27, 2013, one of our current directors, Barbara Mowry, notified us that she does not intend to run for reelection as a member of our board of directors at the 2013 annual meeting of shareholders, and that she plans to retire as a director effective upon the conclusion of the 2013 annual meeting. There were no disagreements between Ms. Mowry and us relative to her decision to not run for reelection.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

We incorporate herein the information required by this Item by reference to our Proxy Statement for our 2013 Annual Meeting of Shareholders, to be filed with the Commission pursuant to Regulation 14A.

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

We incorporate herein the information required by this Item by reference to our Proxy Statement for our 2013 Annual Meeting of Shareholders, to be filed with the Commission pursuant to Regulation 14A.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We incorporate herein the information required by this Item by reference to our Proxy Statement for our 2013 Annual Meeting of Shareholders, to be filed with the Commission pursuant to Regulation 14A.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

We incorporate herein the information required by this Item by reference to our Proxy Statement for our 2013 Annual Meeting of Shareholders, to be filed with the Commission pursuant to Regulation 14A.

Item 14.	Principal Accountant Fees and Services

We incorporate herein the information required by this Item by reference to our Proxy Statement for our 2013 Annual Meeting of Shareholders, to be filed with the Commission pursuant to Regulation 14A.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Documents filed as part of this report are as follows:

1.	Consolidated Financial Statements.
See listing of Consolidated Financial Statements included as part of this Form 10-K in Item 8 of Part II.

2.	Exhibits:

The following exhibits are incorporated by reference into or are filed or furnished with this report as indicated below:

Exhibit No.	Description

2.1	Agreement and Plan of Merger, effective as of June 21, 2011, among Real Goods Solar, Inc., Earth Friendly Energy Group Holdings, LLC, Real Goods Alteris, LLC and Riverside Renewable Energy Investments, LLC, as agent for Earth Friendly Energy Group Holdings, LLC (1)

3.1	Articles of Incorporation of Real Goods Solar, Inc. (2)

3.2	Bylaws of Real Goods Solar, Inc. (3)

4.1	Form of Real Goods Solar Class A Common Stock Certificate (4)

4.2	Amended and Restated Registration Rights Agreement, dated as of December 19, 2011, between Real Goods Solar, Inc., Gaiam, Inc. and Riverside Renewable Energy Investments, LLC (5)

4.3	Shareholders Agreement, dated as of December 19, 2011, among Real Goods Solar, Inc., Riverside Renewable Energy Investments, LLC and Gaiam, Inc. (6)

10.1*	Form of Real Goods Solar, Inc. Employee Stock Option Agreement (7)

10.2*	Agreement, made as of February 27, 2008, between Real Goods Solar, Inc. and Erik Zech (8)

10.3	Tax Sharing and Indemnification Agreement between Real Goods Solar, Inc. and Gaiam, Inc. (9)

10.4	Intercorporate Services Agreement among Real Goods Solar, Inc. and Gaiam, Inc. and its subsidiaries (10)

10.5	Loan and Security Agreement, dated as of December 19, 2011, among Real Goods Energy Tech, Inc., Real Goods Trading Corporation, Earth Friendly Energy Group Holdings, LLC, Alteris Renewables, Inc., Earth Friendly Energy Group, LLC, Solar Works, LLC, Alteris RPS, LLC, Alteris ISI, LLC, and Silicon Valley Bank (11)

10.6	Security Agreement, dated as of December 19, 2011, between Real Goods Solar, Inc. and Silicon Valley Bank (12)

10.7	Form of Promissory Note issued to Gaiam, Inc. on December 30, 2011 and to Riverside Renewable Energy Investments, LLC on May 4, 2012 and June 20, 2012 (13)

10.8*	Confidential Separation Agreement and Release of Claims, dated as of March 31, 2012, by and between Real Goods Solar, Inc. and Erik Zech (14)

10.9*	Consulting Agreement, dated as of March 31, 2012, by and between Real Goods Solar, Inc. and Erik Zech (15)

10.10*	Amended and Restated Real Goods Solar, Inc. 2008 Long-Term Incentive Plan (16)

10.11	First Loan Modification Agreement, dated as of August 28, 2012, among Real Goods Energy Tech, Inc., Real Goods Trading Corporation, Earth Friendly Energy Group Holdings, LLC, Alteris Renewables, Inc., Earth Friendly Energy Group, LLC, Solar Works, LLC, Alteris RPS, LLC, Alteris ISI, LLC and Silicon Valley Bank (17)

10.12	Form of Indemnification Agreement and schedule of directors and officers who have entered into such agreement (18)

10.13	Loan Commitment, dated as of November 13, 2012, among Real Goods Solar, Inc., Riverside Renewable Energy Investment LLC and Gaiam, Inc. (filed herewith)

Exhibit No.	Description

10.14	Second Loan Modification and Reinstatement Agreement, dated as of November 13, 2012, among Silicon Valley Bank, Real Goods Energy Tech, Inc., Real Goods Trading Corporation, Earth Friendly Energy Group Holdings, LLC, Alteris Renewables, Inc., Earth Friendly Energy Group, LLC, Solar Works, LLC, Alteris RPS, LLC, and Alteris ISI, LLC (filed herewith)

10.15	Form of Promissory Note issued to Gaiam, Inc. on December 11, 2012 and to Riverside Renewable Energy Investment LLC on December 13, 2013 pursuant to the Loan Commitment, dated as of November 13, 2012 (filed herewith)

10.16*	Restated Employment Letter, dated as of December 21, 2012, between Kamyar Mofid and Real Goods Solar, Inc. (filed herewith)

10.17	First Amendment to Tax Sharing Agreement, dated as of December 19, 2011, between Real Goods Solar, Inc and Gaiam, Inc. (filed herewith)

10.18	Form of Amended and Restated Promissory Note in the principal amount of $1.7 million issued to Gaiam, Inc. on March 27, 2013 (filed herewith)

10.19	Form of Amended and Restated Promissory Note issued to Riverside Renewable Energy Investments, LLC on March 27, 2013 in the principal amounts of $3 million and $150 thousand, respectively (filed herewith)

10.20	Third Loan Modification Agreement, dated as of March 27, 2013, among Silicon Valley Bank, Real Goods Energy Tech, Inc., Real Goods Trading Corporation, and Alteris Renewables, Inc. (filed herewith)

10.21	Warrant issued to Silicon Valley Bank on March 26, 2013 pursuant to the Second Loan Modification Agreement (filed herewith)

10.22	Warrant issued to Silicon Valley Bank on March 27, 2013 pursuant to the Third Loan Modification Agreement (filed herewith)

10.23	Form of Amended and Restated Promissory Note issued to Gaiam, Inc. and Riverside Renewable Energy Investment LLC on March 27, 2013 pursuant to the Loan Commitment, dated as of November 13, 2012 (filed herewith)

21.1	Subsidiaries of the Registrant (filed herewith)

23.1	Consent of EKS&H LLLP (filed herewith)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

Exhibit No.	Description

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated by reference to Exhibit 2.1 to Real Goods Solar’s Current Report on Form 8-K filed June 27, 2011.
(2)	Incorporated by reference to Exhibit 3.1 to Real Goods Solar’s Amendment No. 1 to Registration Statement on Form S-1 filed March 28, 2008.
(3)	Incorporated by reference to Exhibit 3.2 to Real Goods Solar’s Amendment No. 1 to Registration Statement on Form S-1 filed March 28, 2008.
(4)	Incorporated by reference to Exhibit 4.1 to Real Goods Solar’s Amendment No. 5 to Registration Statement on Form S-1 filed May 2, 2008.
(5)	Incorporated by reference to Exhibit 10.3 to Real Goods Solar’s Current Report on Form 8-K filed December 21, 2011.
(6)	Incorporated by reference to Exhibit 10.4 to Real Goods Solar’s Current Report on Form 8-K filed December 21, 2011.
(7)	Incorporated by reference to Exhibit 10.2 to Real Goods Solar’s Amendment No. 1 to Registration Statement on Form S-1 filed March 28, 2008.
(8)	Incorporated by reference to Exhibit 10.8 to Real Goods Solar’s Amendment No. 2 to Registration Statement on Form S-1 filed April 11, 2008.
(9)	Incorporated by reference to Exhibit 10.7 to Real Goods Solar’s Amendment No. 3 to Registration Statement on Form S-1 filed April 17, 2008.
(10)	Incorporated by reference to Exhibit 10.6 to Real Goods Solar’s Amendment No. 4 to Registration Statement on Form S-1 filed April 30, 2008.
(11)	Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed December 21, 2011.
(12)	Incorporated by reference to Exhibit 10.2 to Real Goods Solar’s Current Report on Form 8-K filed December 21, 2011.
(13)	Incorporated by reference to the fourth attachment to the Shareholders Agreement filed as Exhibit 4.3 to this Form 10-K.
(14)	Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Quarterly Report on Form 10-Q filed May 14, 2012.
(15)	Incorporated by reference to Exhibit 10.2 to Real Goods Solar’s Quarterly Report on Form 10-Q filed May 14, 2012.
(16)	Incorporated by reference to Appendix A to Real Goods Solar’s proxy statement for its 2012 annual meeting filed with the SEC on April 30, 2012 (Commission File No. 001-34044).
(17)	Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed August 29, 2012.
(18)	Incorporated by reference to Exhibit 10.2 to Real Goods Solar’s Quarterly Report on Form 10-Q filed November 14, 2012.
*	Indicates management contract or compensatory plan or arrangement.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes or Section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

Real Goods Solar, Inc.

/s/ Kam Mofid
By: Kamyar (Kam) Mofid
Chief Executive Officer

April 1, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jirka Rysavy Jirka Rysavy	Chairman of the Board	April 1, 2013

/s/ Kam Mofid Kamyar (Kam) Mofid	Chief Executive Officer and Director (Principal Executive Officer)	April 1, 2013

/s/ David L. Belluck David L. Belluck	Director	April 1, 2013

/s/ Pavel Bouska Pavel Bouska	Director	April 1, 2013

/s/ Steven B. Kaufman Steven B. Kaufman	Director	April 1, 2013

/s/ Barbara Mowry Barbara Mowry	Director	April 1, 2013

/s/ John Schaeffer John Schaeffer	Director and General Manager, Retail & Distribution	April 1, 2013

/s/ Robert L. Scott Robert L. Scott	Director	April 1, 2013

/s/ Anthony DiPaolo Anthony DiPaolo	Chief Financial Officer (Principal Financial and Accounting Officer)	April 1, 2013

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger, effective as of June 21, 2011, among Real Goods Solar, Inc., Earth Friendly Energy Group Holdings, LLC, Real Goods Alteris, LLC and Riverside Renewable Energy Investments, LLC, as agent for Earth Friendly Energy Group Holdings, LLC (1)

3.1	Articles of Incorporation of Real Goods Solar, Inc. (2)

3.2	Bylaws of Real Goods Solar, Inc. (3)

4.1	Form of Real Goods Solar Class A Common Stock Certificate (4)

4.2	Amended and Restated Registration Rights Agreement, dated as of December 19, 2011, between Real Goods Solar, Inc., Gaiam, Inc. and Riverside Renewable Energy Investments, LLC (5)

4.3	Shareholders Agreement, dated as of December 19, 2011, among Real Goods Solar, Inc., Riverside Renewable Energy Investments, LLC and Gaiam, Inc. (6)

10.1*	Form of Real Goods Solar, Inc. Employee Stock Option Agreement (7)

10.2*	Agreement, made as of February 27, 2008, between Real Goods Solar, Inc. and Erik Zech (8)

10.3	Tax Sharing and Indemnification Agreement between Real Goods Solar, Inc. and Gaiam, Inc. (9)

10.4	Intercorporate Services Agreement among Real Goods Solar, Inc. and Gaiam, Inc. and its subsidiaries (10)

10.5	Loan and Security Agreement, dated as of December 19, 2011, among Real Goods Energy Tech, Inc., Real Goods Trading Corporation, Earth Friendly Energy Group Holdings, LLC, Alteris Renewables, Inc., Earth Friendly Energy Group, LLC, Solar Works, LLC, Alteris RPS, LLC, Alteris ISI, LLC, and Silicon Valley Bank (11)

10.6	Security Agreement, dated as of December 19, 2011, between Real Goods Solar, Inc. and Silicon Valley Bank (12)

10.7	Form of Promissory Note issued to Gaiam, Inc. on December 30, 2011 and to Riverside Renewable Energy Investments, LLC on May 4, 2012 and June 20, 2012 (13)

10.8*	Confidential Separation Agreement and Release of Claims, dated as of March 31, 2012, by and between Real Goods Solar, Inc. and Erik Zech (14)

10.9*	Consulting Agreement, dated as of March 31, 2012, by and between Real Goods Solar, Inc. and Erik Zech (15)

10.10*	Amended and Restated Real Goods Solar, Inc. 2008 Long-Term Incentive Plan (16)

10.11	First Loan Modification Agreement, dated as of August 28, 2012, among Real Goods Energy Tech, Inc., Real Goods Trading Corporation, Earth Friendly Energy Group Holdings, LLC, Alteris Renewables, Inc., Earth Friendly Energy Group, LLC, Solar Works, LLC, Alteris RPS, LLC, Alteris ISI, LLC and Silicon Valley Bank (17)

10.12	Form of Indemnification Agreement and schedule of directors and officers who have entered into such agreement (18)

10.13	Loan Commitment, dated as of November 13, 2012, among Real Goods Solar, Inc., Riverside Renewable Energy Investment LLC and Gaiam, Inc. (filed herewith)

10.14	Second Loan Modification and Reinstatement Agreement, dated as of November 13, 2012, among Silicon Valley Bank, Real Goods Energy Tech, Inc., Real Goods Trading Corporation, Earth Friendly Energy Group Holdings, LLC, Alteris Renewables, Inc., Earth Friendly Energy Group, LLC, Solar Works, LLC, Alteris RPS, LLC, and Alteris ISI, LLC (filed herewith)

Exhibit No.	Description

10.15	Form of Promissory Note issued to Gaiam, Inc. on December 11, 2012 and to Riverside Renewable Energy Investment LLC on December 13, 2013 pursuant to the Loan Commitment, dated as of November 13, 2012 (filed herewith)

10.16*	Restated Employment Letter, dated as of December 21, 2012, between Kamyar Mofid and Real Goods Solar, Inc. (filed herewith)

10.17	First Amendment to Tax Sharing Agreement, dated as of December 19, 2011, between Real Goods Solar, Inc and Gaiam, Inc. (filed herewith)

10.18	Form of Amended and Restated Promissory Note in the principal amount of $1.7 million issued to Gaiam, Inc. on March 27, 2013 (filed herewith)

10.19	Form of Amended and Restated Promissory Note issued to Riverside Renewable Energy Investments, LLC on March 27, 2013 in the principal amounts of $3 million and $150 thousand, respectively (filed herewith)

10.20	Third Loan Modification Agreement, dated as of March 27, 2013, among Silicon Valley Bank, Real Goods Energy Tech, Inc., Real Goods Trading Corporation, and Alteris Renewables, Inc. (filed herewith)

10.21	Warrant issued to Silicon Valley Bank on March 26, 2013 pursuant to the Second Loan Modification and Reinstatement Agreement (filed herewith)

10.22	Warrant issued to Silicon Valley Bank on March 27, 2013 pursuant to the Third Loan Modification Agreement (filed herewith)

10.23	Form of Amended and Restated Promissory Note issued to Gaiam, Inc. and Riverside Renewable Energy Investment LLC on March 27, 2013 pursuant to the Loan Commitment, dated as of November 13, 2012 (filed herewith)

21.1	Subsidiaries of the Registrant (filed herewith)

23.1	Consent of EKS&H LLLP (filed herewith)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

Exhibit No.	Description

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated by reference to Exhibit 2.1 to Real Goods Solar’s Current Report on Form 8-K filed June 27, 2011.
(2)	Incorporated by reference to Exhibit 3.1 to Real Goods Solar’s Amendment No. 1 to Registration Statement on Form S-1 filed March 28, 2008.
(3)	Incorporated by reference to Exhibit 3.2 to Real Goods Solar’s Amendment No. 1 to Registration Statement on Form S-1 filed March 28, 2008.
(4)	Incorporated by reference to Exhibit 4.1 to Real Goods Solar’s Amendment No. 5 to Registration Statement on Form S-1 filed May 2, 2008.
(5)	Incorporated by reference to Exhibit 10.3 to Real Goods Solar’s Current Report on Form 8-K filed December 21, 2011.
(6)	Incorporated by reference to Exhibit 10.4 to Real Goods Solar’s Current Report on Form 8-K filed December 21, 2011.
(7)	Incorporated by reference to Exhibit 10.2 to Real Goods Solar’s Amendment No. 1 to Registration Statement on Form S-1 filed March 28, 2008.
(8)	Incorporated by reference to Exhibit 10.8 to Real Goods Solar’s Amendment No. 2 to Registration Statement on Form S-1 filed April 11, 2008.
(9)	Incorporated by reference to Exhibit 10.7 to Real Goods Solar’s Amendment No. 3 to Registration Statement on Form S-1 filed April 17, 2008.
(10)	Incorporated by reference to Exhibit 10.6 to Real Goods Solar’s Amendment No. 4 to Registration Statement on Form S-1 filed April 30, 2008.
(11)	Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed December 21, 2011.
(12)	Incorporated by reference to Exhibit 10.2 to Real Goods Solar’s Current Report on Form 8-K filed December 21, 2011.
(13)	Incorporated by reference to the fourth attachment to the Shareholders Agreement filed as Exhibit 4.3 to this Form 10-K.
(14)	Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Quarterly Report on Form 10-Q filed May 14, 2012.
(15)	Incorporated by reference to Exhibit 10.2 to Real Goods Solar’s Quarterly Report on Form 10-Q filed May 14, 2012.
(16)	Incorporated by reference to Appendix A to Real Goods Solar’s proxy statement for its 2012 annual meeting filed with the SEC on April 30, 2012 (Commission File No. 001-34044).
(17)	Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed August 29, 2012.
(18)	Incorporated by reference to Exhibit 10.2 to Real Goods Solar’s Quarterly Report on Form 10-Q filed November 14, 2012.
*	Indicates management contract or compensatory plan or arrangement.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes or Section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under these sections.