Form 10-K/A
period 2012-12-31
Real Goods Solar, Inc.
filed 2013-04-30
CIK 1425565

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

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or portions thereof) are incorporated by reference into the Parts of this Form 10-K noted:

None.

REAL GOODS SOLAR, INC.

EXPLANATORY NOTE

Real Goods Solar, Inc. (the “Corporation”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2012, which was originally filed on April 1, 2013 (the “Original Filing”), solely to (a) delete the reference to Part III in the Documents Incorporated by Reference section on the cover page, (b) furnish the information required under Part III, Item 10 through Item 14, and (c) update Item 15 to reflect the exhibits filed with this Amendment.

Other than as set forth herein, this Amendment does not modify or update the Original Filing in any way, and the unmodified and unupdated parts or exhibits of the Original Filing are not included in this Amendment. This Amendment continues to speak as of the date of the Original Filing and the Corporation has not updated the disclosure contained herein to reflect events that have occurred since the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Corporation’s other filings made with the Securities and Exchange Commission since the filing of the Original Filing, including amendments to those filings, if any.

FORWARD-LOOKING STATEMENTS

This Amendment contains forward-looking statements that involve risks and uncertainties. We wish to caution you that such risks and uncertainties could cause our actual results to be materially different from those indicated by forward looking statements that we make from time to time in filings with the Securities and Exchange Commission, news releases, reports, proxy statements, registration statements and other written communications as well as oral forward looking statements made from time to time by our representatives. These risks and uncertainties include those risks described in Item 1A and Item 7 of the Original Filing, as well as those forward looking statements contained in this Amendment. Historical results are not necessarily an indication of the future results. Cautionary statements, including those in the Original Filing and this Amendment discuss important factors that could cause our business, financial condition, operating results and cash flows to be materially adversely affected. You should read the discussion and analysis contained in this Amendment in conjunction with the risk factors, consolidated financial statements and related notes included with the Original Filing.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

DIRECTORS

The following table sets forth the names and ages of our current directors:

Name	Age	Position
Jirka Rysavy	58	Director and Chairman
Kamyar Mofid	45	Director and Chief Executive Officer
John Schaeffer	63	Director and General Manager, Retail and Distribution
Pavel Bouska	58	Director
David L. Belluck	52	Director
Steven B. Kaufman	47	Director
Barbara Mowry	65	Director
Robert L. Scott	66	Director

Each director serves for a one-year term. Pursuant to the terms of the Shareholders Agreement entered into as of December 19, 2011, Gaiam, Inc., a health and lifestyle company (“Gaiam”), and Riverside Renewable Energy Investments, LLC, an indirect subsidiary of the private equity firm Riverside Partners, LLC (“Riverside”), each has the right to designate a certain number of individuals for appointment or nomination to our board of directors, tied to their respective ownership of our Class A Common Stock, and they have agreed to vote their securities in favor of the election to our board of directors of these designated individuals. Currently, Messrs. Rysavy and Schaeffer serve on our board of directors as Gaiam’s designees and Messrs. Belluck and Kaufman serve on our board of directors as Riverside’s designees. Biographical information for each director, including the years in which they began serving as directors and their positions with Real Goods Solar, are set forth below.

JIRKA RYSAVY—age 58—Director and Chairman of our board of directors.

Mr. Rysavy has served as a director since 2008. Mr. Rysavy has served as the Chairman of Gaiam since its inception and served as Gaiam’s Chief Executive Officer from December 1998 to March 2009. Gaiam is a producer and marketer of lifestyle media and fitness accessories, founded our company in 1999 and currently holds approximately 37.6% of the outstanding shares of our Class A Common Stock. In 1986, Mr. Rysavy founded Corporate Express, Inc., which, under his leadership, grew to become a Fortune 500 company supplying office and computer products and services. He was its Chairman and Chief Executive Officer until 1998. Mr. Rysavy also founded and served as Chairman and Chief Executive Officer of Crystal Market, a health foods market, which was sold in 1987 to become the concept and first Wild Oats Markets store. Mr. Rysavy served as our executive chairman from our inception until April 2012.

The board believes that Mr. Rysavy brings to the board significant senior leadership, strategic focus, business development, sales and marketing and international experience from his past business experience in senior management roles and as a founder of several successful businesses.

KAMYAR MOFID—age 45—Director and Chief Executive Officer of our company.

Mr. Mofid has served as a director since July 2012. Mr. Mofid brings a wealth of knowledge and experience in the solar industry to our company. Most recently Mr. Mofid was General Manager of Global Residential and Light Commercial Systems at SunEdison, a global provider of solar energy solutions. Prior to this role, from March 2010 to July 2011 he was President of Mainstream Energy, a downstream solar energy company and the parent company of REC Solar and AEE Solar. Prior to his entry into the solar sector, Mr. Mofid served as President of Teleflex Power Systems, a business unit of Teleflex, Inc. focused on environmentally friendly products and technologies, starting in July 2005. In the earlier part of his career, Mr. Mofid held engineering and operations management positions at United Technologies and General Motors. Mr. Mofid holds a Master of Science degree from Georgia Institute of Technology’s School of Industrial & Systems Engineering and a Bachelor of Science degree in Electrical Engineering from the University of Waterloo, in Waterloo, Ontario, Canada.

As our Chief Executive Officer, the board believes that Mr. Mofid brings to the board significant senior leadership, management, operational, financial, and brand management experience.

JOHN SCHAEFFER—age 63—Director and General Manager, Retail & Distribution of our company.

Mr. Schaeffer has served as a director since 2008. In 1978, Mr. Schaeffer founded Real Good Trading Corporation, which was acquired by Gaiam in 2001. Between 1986 and 2008, Mr. Schaeffer served as either the President or Chief Executive Officer of Real Goods Trading Corporation, and served as our Chief Executive Officer from January to November 2008. Mr. Schaeffer has been continually involved in Real Goods Solar selling solar and renewable energy products for more than 35 years. In 1995, Mr. Schaeffer helped create the Solar Living Center in Hopland, California. Mr. Schaeffer has been honored with numerous awards for his environmental business practices and his entrepreneurial successes.

As the founder of Real Good Trading Corporation and based on his extensive experience in the solar and renewable energy industries, the board believes that Mr. Schaeffer brings to the board significant senior leadership, management, operational, brand marketing and industry experience.

PAVEL BOUSKA—age 58—Director.

Mr. Bouska has served as a director since September 2012. Mr. Bouska has been an independent business consultant and President of WIT, LLC since 2006. From 2003 to 2006, he was the Chief Executive Officer and served as a director of ionSKY Inc, a wireless Internet service provider. Between 1999 and 2003, Mr. Bouska served as Executive Vice President and Chief Information Officer of Gaiam, as Chief Executive Officer of Gaiam Energy Tech, Inc., the renewable energy division of Gaiam that later became our company, and as a director of Gaiam.com, Inc., an e-commerce subsidiary of Gaiam. In addition, Mr. Bouska served as a director of Gaiam between 1991 and 1999. From 1988 to 1999, he served as Chief Information Officer and Vice President, Information Technology of Corporate Express, Inc., a corporate supplier, as it grew from $2 million of gross revenues to a Fortune 500 company. From 1985 to 1988 Mr. Bouska worked as project leader at sd&m, a software company in Munich, Germany. He has experience with organization management and technology deployment in rapidly growing and changing environments, business unit integrations, and mergers and acquisitions. From 2002 to 2012, Mr. Bouska has also served as President and Chairman of the Board of Sunshine Fire Protection District in Boulder, Colorado.

The board believes that Mr. Bouska brings to the board significant senior leadership, strategic focus, business development, and renewable energy experience.

DAVID L. BELLUCK—age 51—Director.

Mr. Belluck has served as a director since June 2011. Since 1998, Mr. Belluck has been a General Partner of Riverside Partners, LLC, a Boston-based, private equity investment firm (“Riverside Partners”). Mr. Belluck controls Riverside Partners III, LLC, which is the general partner of Riverside Partners III, LP, which is the general partner of Riverside Fund III, LP. Riverside is a wholly-owned subsidiary of Riverside Fund III, LP. and holds approximately 29.3% of the currently outstanding shares of our Class A Common Stock.

The board believes that Mr. Belluck brings to the board significant strategic focus, business development and financial experience from his past business experience with Riverside Partners.

STEVEN B. KAUFMAN—age 47—Director.

Mr. Kaufman has served as a director since June 2011. Mr. Kaufman served as the Chief Executive Officer of Alteris Renewables, Inc., the largest design-build renewable energy company in the Northeast, until Real Goods Solar’s December 2011 acquisition of Alteris Renewables, Inc. Mr. Kaufman was an Operating Partner with Riverside Partners. Mr. Kaufman has also served on the boards of directors of several smaller companies and helped them with their growth initiatives, including SIXNET, NDS Surgical Imaging, Maxvision, Vocollect, Kovio, One Laptop per Child, Quantum Medical Imaging, and Applied Precision. Mr. Kaufman was President and Chief Executive Officer of Avici Systems, a public telecommunications equipment company. Mr. Kaufman worked at Lucent Technologies, a telecommunication technology company subsequently acquired by Alcatel SA, as President of their Multiservice Core Networks Division and as Vice President and General Manager of Lucent’s core switching business.

The board believes that Mr. Kaufman brings to the board significant senior leadership, business development, industry, technical and brand marketing experience from his past business experience in the renewable energy, private equity and telecommunications industries.

ROBERT L. SCOTT—age 66—Director.

Mr. Scott has served as a director in June 2012. Mr. Scott has advised and assisted a number of companies since retiring from Arthur Andersen, LLP as partner. From May to November 2009, he served as the interim Chief Financial Officer of Collect America, a private consumer debt company, assisting them with financial administration and transition to a permanent Chief Financial Officer. From 2004 to 2008, Mr. Scott assisted Colorado Mountain Development, engaged in retail land sales primarily in Texas, to implement base financial and accounting systems and help transition toward the sale and relocation of the business. During 2003 and 2004, Mr. Scott served as a consultant to KRG Capital Partners, LLC, a Denver-based private equity firm, assisting them with due diligence investigations of certain target companies. Mr. Scott joined Arthur Andersen, LLP, a public accounting firm, in 1970 and was admitted as partner in 1981, continuing through his retirement in 2002. Within Arthur Andersen’s Audit & Business Advisory Group, Mr. Scott served clients in numerous life cycle stages and industries including construction, venture capital, energy exploration and development, manufacturing, cable and satellite television, software development, real estate and manufacturing.

The board believes that Mr. Scott would bring to the board exceptional technical skills in accounting, internal controls, taxation, equity compensation, and public company matters.

BARBARA MOWRY—age 65—Director.

Ms. Mowry has served as a director since 2008. Ms. Mowry has been an independent business consultant since March 2011. From January 2010 to February 2011 she served as Senior Vice President of Data Integration for Oracle Corporation, a provider of business hardware and software systems. From 2003 to December 2011, Ms. Mowry was the Chief Executive Officer of Silver Creek Systems, a provider of enterprise data usability software, until the company was acquired by Oracle Corporation. Mr. Mowry’s prior experiences include serving as: the President and Chief Executive Officer of Requisite Technology, a business-to-business e-commerce company specializing in the creation and management of electronic content and catalogs; an officer of Telecommunications, Inc., a cable television company; and an officer of UAL, Inc., an airline, from 1983 to 1990. Ms. Mowry also serves as a director of Gaiam.

The board believes that Ms. Mowry brings to the board expertise in corporate leadership and financial management from her current position as a business consultant and her past positions in corporate management.

EXECUTIVE OFFICERS

The following table sets forth the names, ages and titles of our current executive officers:

Name	Age	Position
Kamyar Mofid	45	Chief Executive Officer and Director
John Schaeffer	63	General Manager, Retail & Distribution and Director
Anthony DiPaolo	54	Chief Financial Officer

Our executive officers are elected annually by our board of directors. Biographical information about Messrs. Mofid and Schaeffer is included herein under the heading “DIRECTORS.”

ANTHONY DIPAOLO—age 54—Mr. DiPaolo has served as our Chief Financial Officer since February 2013. Mr. DiPaolo has over 20 years of experience as a senior finance and accounting professional. From February 2007 through June 2012, Mr. DiPaolo was employed by Incentra Solutions (“Incentra”), a provider of information technology and storage management solutions to enterprises and managed services providers in North America and Europe. Incentra was publicly traded through April 2009 when it became a private company. Mr. DiPaolo was the Chief Financial Officer of Incentra through January 2010, when he was appointed President following Incentra’s divestiture of its value added resale business. Incentra changed its name to Presilient in June 2010. Mr. DiPaolo resigned from his position as President in August 2010 and remained an employee of Presilient through June 2012. From July 2012 to January 2013, he served as Chief Financial Officer and Chief Accounting Officer for Roomlinx, Inc., a publicly traded provider of media and entertainment services to the hospitality industry. Mr. DiPaolo has a Bachelor of Science degree in accounting from the University of Denver and is a licensed certified public accountant in Colorado.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our directors, officers and shareholders who beneficially own more than 10% of the outstanding shares of our Class A Common Stock to file with the Securities and Exchange Commission reports of ownership and changes in ownership of our Class A Common Stock and other equity securities of our company. Our directors, officers and 10% holders are required by Securities and Exchange Commission regulations to furnish us with copies of all of the Section 16(a) reports they file.

Based solely upon a review of the copies of the forms furnished to us during 2012 and the representations made by the reporting persons to us, we believe that each of Gaiam, Messrs. Belluck and Lehman, and Ms. Mowry filed one late Form 4 for one transaction. Ms. Angy Chin, who served as our interim Chief Financial Officer from August 31, 2012 to February 4, 2013, filed one late Form 3.

CODE OF ETHICS

We have adopted a Code of Ethics applicable to our employees, including our principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. We have posted a copy of our Code of Ethics on the investor relations section of our Internet website at www.realgoodssolar.com. Our full board of directors must approve in advance any waivers of the Code of Ethics. We will post any amendments or waivers from our Code of Ethics that apply to our executive officers and directors on the “Code of Ethics” section of our Internet website located at www.realgoodssolar.com/about-us/investor-relations/.

AUDIT COMMITTEE

Our board of directors has a separately-designated standing audit committee. We have adopted a written charter for the audit committee, which can be found in the investors’ section of our website at: www.realgoodssolar.com/about-us/investor-relations/. Our audit committee currently consists of Pavel Bouska, Barbara Mowry and Robert Scott and each member of the audit committee is independent within the meaning of rules of the Nasdaq Stock Market. Mr. Scott serves as chairperson of the audit committee and is an “audit committee financial expert,” as defined in Item 407(d)(5)(ii) of Regulation S-K. Our audit committee is responsible for the appointment, compensation and oversight of our auditor and for approval of any non-audit services provided by the auditor. Our audit committee also oversees (a) management’s maintenance of the reliability and integrity of our accounting policies and financial reporting and disclosure practices; (b) management’s establishment and maintenance of processes to assure that an adequate system of internal control over financial reporting is functioning; and (c) management’s establishment and maintenance of processes to assure our compliance with all laws, regulations and company policies relating to financial reporting.

Item 11.	Executive Compensation

Summary Compensation Table

The following table includes information concerning compensation for each of the last two completed fiscal years for our principal executive officer, and the other named executive officers of our company. We did not pay any compensation to Mr. Rysavy during the time he served as our executive chairman and did not reimburse Gaiam for any portion of the compensation that Gaiam paid to Mr. Rysavy during that same time. According to Gaiam’s amendment No. 2 to Form 10-K for the fiscal year ended December 31,2012, during 2012 Gaiam paid Mr. Rysavy a total of $60,000.

Name and Principal Position	Year	Salary (1)	Bonus (1)		Option Awards (2)	Other	Total
Kamyar Mofid (3)	2012	$115,558		$120,000	$466,829	$77,254	$779,641
Chief Executive Officer and Director

John Schaeffer	2012	$175,000		$2,000	$—	$250	$177,250
Director and General Manager, Retail and Distribution	2011	$163,729		—	—	—	$163,729

Angy Chin (4)	2012	$110,000		$50,000	$—	$—	$160,000
Former Interim Chief Financial Officer

William S. Yearsley (5)	2012	$237,208	$		$—	$—	$237,208
Former Chief Executive Officer	2011	$162,740		$180,800	$1,021,336	$—	$1,364,876

John Coletta (6)	2012	$122,048		$28,253	$100,633	$—	$250,934
Former Chief Financial Officer

(1)	The Salary and Bonus columns represent amounts earned during those years and, because of the timing of payments, do not represent amounts paid during those years. The annual base salary rates for 2012 were $300,000 for Mr. Mofid and $175,000 for Mr. Schaeffer. Bonuses in 2011 and 2012 were granted at the discretion of our board of directors, except for Mr. Mofid’s bonus which was guaranteed for 2012.
(2)	The amounts in the Option Awards column reflect the aggregated grant date fair value of awards granted during 2012 and 2011, all of which were computed in accordance with FASB ASC Topic 718. Assumptions used in the calculation of the aggregated grant date fair value for these options are included in footnote 13 to our audited financial statements included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2013. The terms of the options are described under the Outstanding Equity Awards at Fiscal Year-End Table below.

(3)	Kamyar Mofid commenced service as our Chief Executive Officer and a director on July 30, 2012. The amount reported as “Other” consists of a cash relocation allowance of $50,000 and a related income tax gross up in the amount of $27,254.
(4)	Mr. Coletta served as our Chief Financial Officer from March 19, 2012 until his resignation on August 31, 2012. Ms. Chin replaced Mr. Coletta acting as our interim Chief Financial Officer from August 31, 2012 to February 4, 2013, at which time Mr. DiPaolo replaced Ms. Chin as our Chief Financial Officer. The amount reported as “Salary” for Ms. Chin consisted of consulting fees and the amount reported as “Bonus” consisted of cash payments upon reaching certain consulting milestones.
(5)	Dr. Yearsley resigned as our Chief Executive Officer and a director on July 30, 2012.

Outstanding Equity Awards at Fiscal Year-End

The following table includes certain information with respect to the value of unexercised options previously awarded to our executive officers named above in the Summary Compensation Table as of December 31, 2012.

	Option Awards
	Number of Securities Underlying Unexercised Options (#)			Option Exercise Price (1)	Option Expiration Date (1)
	Exercisable (1)	Unexercisable (1)
Kamyar Mofid	—	200,000	(2)	$1.15	7/30/2019
	—	300,000	(2)	$1.15	7/30/2019
	—	200,000	(3)	$0.78	12/21/2019
John Schaeffer (4)	270,000	—		$2.92	7/30/2014
	27,600	32,400		$2.96	3/4/2017
Angy Chin	—	—		—	—
William Yearsley	—	—		—	—
John Coletta	—	—		—	—

(1)	The exercise price of the options is equal to the closing stock market price of our Class A Common Stock on the date of grant and the options expire seven years from the date of grant. For further information, see footnote 13 to our audited financial statements for the year ended December 31, 2012, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2013.
(2)	The options vest over five years, 2% each month commencing on June 1, 2013.
(3)	The options vest over five years, 2% each month commencing on November 1, 2013.
(4)	The 270,000 options granted to Mr. Schaeffer prior to our initial public offering vested 50% upon the completion of our initial public offering on May 7, 2008 and 2% each month thereafter. Mr. Schaeffer’s other options commenced vesting 2% per month over five years on February 1, 2011 due to the achievement of a company performance goal (attainment of a certain amount of pre-tax income for 2010). On November 17, 2009, 270,000 of Mr. Schaeffer’s options were repriced to $2.92 per share and exercisability was suspended for six months from the date of modification.

Generally Available Benefit Programs

We maintain a tax-qualified 401(k) Plan, which provides for broad-based employee participation. Our executive officers are eligible to participate in the 401(k) Plan on the same basis as other employees. We do not provide defined benefit pension plans or defined contribution retirement plans to our executives or other employees other than our 401(k) Plan described herein.

In fiscal 2012, our named executive officers were eligible to receive the same health care coverage that was generally available to our other employees. We also offered a number of other benefits to our named executive officers pursuant to benefit programs that have historically been provided through Gaiam, but are now provided by Real Goods Solar, and provide for broad-based employee participation. These benefits programs included medical, dental and vision insurance, long-term and short-term disability insurance, life and accidental death and dismemberment insurance, health and dependent care flexible spending accounts, business travel insurance, wellness programs (including chiropractic, massage therapy, acupuncture, and fitness classes), relocation/expatriate programs and services, educational assistance, and certain other benefits.

Our compensation committee believes that our 401(k) Plan and the other generally available benefit programs allow us to remain competitive for employee talent, and that the availability of the benefit programs generally enhances employee productivity and loyalty to us. The main objectives of our benefits programs are to give our employees access to quality healthcare, financial protection from unforeseen events, assistance in achieving retirement financial goals, and enhanced health and productivity, in full compliance with applicable legal requirements. Typically, these generally available benefits do not specifically factor into decisions regarding an individual executive officer’s total compensation or Long-Term Incentive Plan award package.

Stock Option Grant Timing Practices

During fiscal 2012, our compensation committee and our board of directors consistently applied the following guidelines for stock option grant timing practices:

•

New Employees: stock option grants to new hires are effective on the first day of the new employee’s employment with us or upon approval by our compensation committee, and the exercise price for the options is set at the closing price of our Class A Common Stock on that date.

•

Existing Employees: stock option grants to existing employees are effective on the date that our compensation committee approves the grant, and the exercise price for the options is set at the closing price of our Class A Common Stock on that date.

Employment Agreements and Compensation of our Named Executive Officers

We have not entered into traditional employment agreements with any of our named executive officers. However, we and Mr. Mofid executed an employment letter setting forth certain compensatory and other terms upon his retention in July 2012. We amended and restated his employment letter in December 2012. Further, those named executive officers who have been granted stock options are subject to covenants concerning confidentiality, non-competition, non-solicitation of employees and customers and assignment of inventions contained in our standard form of stock option agreement executed upon grant.

We appointed Kamyar Mofid as our Chief Executive Officer on July 30, 2012. Mr. Mofid’s annual base salary was $300,000 during 2012 and increased to $360,000 on January 1, 2013. Our board of directors may increase base salary but not decrease it without his consent. Mr. Mofid is eligible to receive an annual bonus of up to 100% of his base salary based on our achievement of certain financial and operating objectives established by our board of directors in consultation with Mr. Mofid. For 2012, Mr. Mofid was guaranteed a bonus of $120,000. For 2012, he received $115,558 in salary and a cash bonus of $120,000. Mr. Mofid also served as a director during 2012 but received no separate compensation for his service in this role. During 2012, we granted Mr. Mofid stock options exercisable into an aggregate of 700,000 shares of our Class A Common Stock with the exercise prices and vesting schedules set forth above. Mr. Mofid received a relocation allowance of $77,254 (including an associated tax gross up). Our compensation committee and our board of directors believe that Mr. Mofid’s salary and overall compensation level were warranted given Mr. Mofid’s role with our company, his previous experience and business accomplishments and the market value of his skill set as a senior executive.

During 2012, Mr. Schaeffer received an annual base salary of $175,000. Mr. Schaeffer also served as a director during 2012 but received no separate compensation for his service in this role. Our compensation committee and our board of directors believes that Mr. Schaeffer’s salary and overall compensation level were warranted given Mr. Schaeffer’s role with our company, his previous experience and business accomplishments and the market value of his skill set as a senior executive.

Angy Chin provided services to us as an independent consultant between August 28, 2012 and March 29, 2013. Ms. Chin served as our interim Chief Financial Officer between August 31, 2012 and February 4, 2013 on a consulting basis. Ms. Chin continued to support us through an orderly transition in an advisory role until March 29, 2013.

William Yearsley, our former Chief Executive Officer, resigned from the company effective July 30, 2012. Dr. Yearsley’s stock options terminated 30 days after the date of his termination.

John Coletta, our former Chief Financial Officer, resigned from the company effective August 31, 2012. Mr. Coletta’s stock options terminated 30 days after the date of his termination.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE-IN-CONTROL

Mr. Mofid

Upon termination of Mr. Mofid’s employment for any reason, we will pay him any accrued but unpaid compensation, earned but unpaid bonuses (on a pro rata basis) and accrued but unused paid time off, payable in accordance with our applicable policies, plans and programs.

If we terminate Mr. Mofid’s employment without cause (as defined below) or he resigns for good reason (as defined below), he is entitled to receive a lump sum severance payment equal to 12 months of base salary. He is also eligible for COBRA continuation coverage at active employee rates for up to 12 months.

If we terminate Mr. Mofid’s employment within twelve months after a change of control (as defined below) without cause or he resigns for good reason, he is entitled to receive a lump sum severance payment equal to 18 months of base salary. He may also exercise any vested stock options for a period of twelve months after the date of such termination but in no event later than the expiration of the applicable option term. Further, 50% of Mr. Mofid’s unvested stock options will vest immediately upon a change of control. The remainder of his stock options will vest in accordance with their terms. He is also eligible for COBRA continuation coverage at active employee rates for up to 18 months.

Upon the closing of a cash sale, Mr. Mofid is entitled to receive a cash bonus equal to twice his base salary, payable 50% within 30 days of the closing and 50% no later than the earlier of six months after the closing or March 15 of the calendar year following the closing. If Mr. Mofid is paid a cash sale bonus, he is not entitled to any severance payments. Additionally, all unvested stock options immediately vest upon the closing of a cash sale. If we terminate Mr. Mofid’s employment within 12 months after a cash sale without cause or he resigns for good reason, he is eligible for COBRA continuation coverage at active employee rates for up to 12 months.

“Cause” means (a) misappropriation of funds, (b) conviction of a crime involving moral turpitude, (c) gross negligence in the performance of duties, (d) breach of fiduciary duty to the Company or (e) material breach of any contractual obligations to the Company.

“Good reason” means the occurrence, without the consent of Mr. Mofid, of one or more of the following actions: (a) a change of work place location by more than 25 miles, (b) a material reduction of title, authority, duties, or responsibilities, (c) a reduction of base salary or benefits, or (d) any purported termination of employment or service relationship for cause that is not in accordance with the definition of cause, or (e) failure of any successor or assignee to assume the terms of Mr. Mofid’s employment letter.

“Change of control” is defined as a new, or an existing shareholder currently owning less than 10% of our shares, becoming a majority shareholder.

“Cash sale” is defined as a sale, approved by our board of directors and shareholders, of at least 51% of the issued and outstanding shares of our capital stock where the consideration received by the shareholders is all cash.

General

Our standard from of stock option agreement provides that option vesting ceases upon termination of employment. A former employee may exercise vested options for 30 days (generally), three months (upon retirement at or after normal retirement age) or one year (upon termination due to death or disability or within one year after a change of control) after termination but in no event after the expiration term of the applicable option. 50% of unvested options immediately vest upon the occurrence of a change of control whereas the remainder vest in accordance with their terms.

ACCOUNTING AND TAX CONSIDERATIONS

In designing our compensation programs, we take into consideration the accounting and tax effect that each element will or may have on us and our executive officers and other employees. We aim to keep the expense related to our compensation programs as a whole within certain affordability levels. When determining how to apportion between differing elements of compensation, our goal is to meet our objectives while maintaining relative cost neutrality. For instance, if we increase benefits under one program resulting in higher compensation expense, we may seek to decrease costs under another program in order to avoid a compensation expense that is above the level then deemed affordable under existing circumstances. For options, we recognize a charge to earnings for accounting purposes equally from the grant date until the end of the vesting period.

We believe we have structured our compensation program to comply with Internal Revenue Code Sections 162(m) and 409A. Under Section 162(m), a limitation is placed on tax deductions of any publicly-held corporation for individual compensation to certain executives of such corporation exceeding $1,000,000 in any taxable year, unless the compensation is performance-based. If an executive is entitled to nonqualified deferred compensation benefits that are subject to Section 409A, and such benefits do not comply with Section 409A, then the benefits are taxable in the first year they are not subject to a substantial risk of forfeiture. In such case, the service provider is subject to regular federal income tax, interest and an additional federal income tax of 20% of the benefit includible in income. We do not believe we have individuals with non-performance based compensation paid in excess of the Internal Revenue Code Section 162(m) tax deduction limit.

DIRECTOR COMPENSATION TABLE

Directors who are not employees of our company or its affiliates are paid fees of $5,000 (an increase from $3,000 during the first part of 2012) for each board meeting attended, $2,000 (an increase from $1,000 during the first part of 2012) for each telephonic meeting attended, $2,000 (an increase from $500 during the first part of 2012) for each committee meeting attended and $1,000 (an increase from $500 during the first part of 2012) for each telephonic committee meeting attended. Members of each standing committee receive an annual fee of $5,000 and chairpersons of each standing committee receive an annual fee of $10,000. In June 2012, we paid each committee member a $13,250 cash bonus. Messrs. Rysavy, Belluck, and Kaufman are not compensated for their service on our board of directors pursuant to a verbal understanding among the three of them. Further, our named executive officers who also are directors are not compensated separately for their service on our board of directors.

The following table provides compensation information for the year ended December 31, 2012 for each director who served during 2012 and was compensated for his or her service other than as a named executive officer.

Name	Fees Earned or Paid in Cash	Stock Awards (1)	Total
Pavel Bouska	—	—	—
Barbara Mowry	$61,500	$6,250	$67,750
Robert L. Scott	$20,000	$20,000	$40,000
John Jackson (2)	—	—	—
Scott Lehman (3)	$14,500	$6,250	$20,750
James Argyropoulos (3)	—	$2,000	$2,000

(1)	Amounts in the Stock Awards column represent the aggregate grant date fair value of the shares issued computed in accordance with FASB ASC Topic 718. Amounts in this column include fees earned during 2012, some of which were paid in 2013 for administrative reasons. Assumptions used in the calculation of the aggregated grant date fair value for these stock awards are included in footnote 13 to our audited financial statements included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2013.
(2)	Mr. Jackson resigned as a director on September 11, 2012.
(3)	Messrs. Lehman and Argyropoulos did not stand for reelection at the 2012 annual shareholders’ meeting held on June 11, 2012.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

EQUITY COMPENSATION PLAN INFORMATION AT FISCAL YEAR-END

The following table summarizes equity compensation plan information for our Class A Common Stock as of December 31, 2012:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	1,525,320	$2.03	709,137
Equity compensation plans not approved by security holders(1)	300,000	1.15	—

Total	1,825,320	$1.88	709,137

(1)	Consists of a stand-alone grant made outside of our Real Goods Solar, Inc. 2008 Long-Term Incentive Plan (“2008 Incentive Plan”) with substantially identical terms as grants made under our 2008 Incentive Plan.

BENEFICIAL OWNERSHIP OF SHARES

The following table sets forth information with respect to the beneficial ownership of our Class A Common Stock as of April 24, 2013 (except as noted) for (i) each person (or group of affiliated persons) who, insofar as we have been able to ascertain, beneficially owned more than 5% of the outstanding shares of our Class A Common Stock, (ii) each director, (iii) each executive officer named in the Summary Compensation Table above, and (iv) all current directors and executive officers as a group. As of April 24, 2013, there were 26,788,215 shares of our Class A Common Stock and no shares of our Class B Common Stock outstanding.

Name and Address of Beneficial Owner		Amount and Nature of Beneficial Ownership(1)	Percent of Class
Gaiam, Inc.	(2)	10,062,111	37.6%
Riverside Renewable Energy Investments, LLC	(3)	7,830,647	29.2%
Columbia Wanger Asset Management, LLC	(4)	1,417,000	5.3%
Winslow Management Company, LLC	(5)	1,502,520	5.6%
Financial & Investment Management Group, Ltd	(6)	1,600,353	6.0%

Jirka Rysavy	(2)	10,062,111	37.6%
Kamyar Mofid	(7)	10,000	*
John Schaeffer	(8)	314,800	1.2%
Pavel Bouska		—	—
David L. Belluck	(3)	7,830,647	29.2%
Steven B. Kaufman		68,811	*
Barbara Mowry	(9)	41,459	*
Robert L. Scott		30,028	*
William S. Yearsley	(10)	—	—
Angy Chin	(11)	—	—
John Coletta	(12)	—	—
All directors and executive officers as a group (9 persons)	(13)	18,357,856	67.7%

*	Indicates less than one percent ownership.
(1)	This table is based upon information supplied by officers, directors and principal shareholders directly to us or on Schedules 13D and 13G and Forms 3, 4 and 5 filed with the Securities and Exchange Commission. All beneficial ownership is direct and the beneficial owner has sole voting and investment power over the securities beneficially owned unless otherwise noted. Share amounts and percent of class include stock options exercisable and restricted stock vesting within 60 days after April 24, 2013.
(2)	According to a report on Schedule 13G/A filed with the Securities and Exchange Commission on February 13, 2012 and a Form 4 filed with the Securities and Exchange Commission on April 25, 2013. Mr. Rysavy serves as Chairman of Gaiam and has direct beneficial ownership of 668,682 shares of the Class A Common Stock of Gaiam and 5,400,000 shares of the Class B Common Stock of Gaiam, together representing approximately 27% of Gaiam’s outstanding equity and in excess of 50% of Gaiam’s voting power. By virtue of his office and his stock ownership in Gaiam, Mr. Rysavy may be deemed to control Gaiam, and may also be deemed to have indirect beneficial ownership of the shares of Class A Common Stock of Real Goods Solar directly owned by Gaiam; however, Mr. Rysavy disclaims such beneficial ownership. The business address of Mr. Rysavy and Gaiam is 833 W. South Boulder Road, Louisville, Colorado 80027.
(3)	According to a report on Schedule 13D filed with the Securities and Exchange Commission on January 12, 2012. David L. Belluck is the sole manager of Riverside, and as the sole manager, he may be deemed to beneficially own the shares. David L. Belluck and Riverside share voting and investment power over these securities. The address for Riverside Renewable Energy Investments, LLC is c/o Riverside Renewable Energy Investments, LLC 699 Boylston Street, Boston, MA 02116.
(4)	According to a report on Schedule 13G/A filed with the Securities and Exchange Commission on February 14, 2013. According to the filing, Columbia Wanger Asset Management, LLC is an investment adviser, does not directly own any of the securities and disclaims beneficial ownership of the securities. The address for Columbia Wanger Asset Management, LLC is 227 West Monroe Street, Suite 3000, Chicago, Illinois 60606.
(5)

According to a report on Schedule 13G filed with the Securities and Exchange Commission on February 17, 2009. According to the filing, Winslow Management Company, LLC, is an investment adviser. The address for Winslow Management Company, LLC is 99 High Street, 12th Floor, Boston, MA 02110.

(6)	According to a report on Schedule 13G filed with the Securities and Exchange Commission on March 6, 2013. According to the filing, Financial & Investment Management Group, Ltd. is a registered investment advisor, managing individual client accounts. All shares represented in the report are held in accounts owned by clients of Financial & Investment Management, Ltd. Because of this, Financial & Investment Management, Ltd. disclaims beneficial ownership. The address for Financial & Investments Management Group, Ltd. is 111 Cass St., Traverse City, MI 49684.
(7)	Consists of shares of our Class A Common Stock issuable upon exercise of stock options exercisable within 60 days after April 24, 2013.

(8)	Consists of 10,000 shares of our Class A Common Stock, 302,400 shares of our Class A Common Stock issuable upon exercise of stock options that are currently exercisable, and 2,400 shares of our Class A Common Stock issuable upon exercise of stock options exercisable within 60 days after April 24, 2013.
(9)	Includes 1,500 restricted shares of our Class A Common Stock that vest on May 13, 2013.
(10)	Mr. Yearsley served as a director and our Chief Executive Officer between June 2011 and July 2012.
(11)	Ms. Chin provided services to us as an independent consultant between August 28, 2012 and March 29, 2013. Ms. Chin served as our interim chief financial officer from August 31, 2012 to February 4, 2013.
(12)	Mr. Coletta served as our Chief Financial Officer from March 19, 2012 to August 31, 2012.
(13)	Includes all current directors and officers. Accordingly, Messrs. Yearsley and Coletta and Ms. Chin are excluded.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Related Party Transactions

Following our initial public offering, we entered into the Industrial Building Lease, Intercorporate Services Agreement and Tax Sharing and Indemnification Agreement with Gaiam described below. We also entered into a Registration Rights Agreement with Gaiam that we amended and restated in connection with the Alteris transaction, as described below. Because these agreements were negotiated while we were a subsidiary of Gaiam, they may not reflect terms as favorable as we might have obtained had these agreements been made with an unaffiliated third party. Gaiam currently holds approximately 37.6% of our outstanding shares of Class A Common Stock. Jirka Rysavy, one of our directors and Chairman of the Board of our board of directors, also serves as the Chairman of Gaiam and is a significant shareholder of Gaiam.

In connection with the closing of the Alteris transaction on December 19, 2011, we entered into a Shareholders Agreement with Gaiam and Riverside, pursuant to which Gaiam and Riverside agreed to lend money to us. Gaiam and Riverside currently hold approximately 37.6% and 29.2%, respectively, of our Class A common stock. Additionally, we entered into an Amended and Restated Registration Rights Agreement with Gaiam and Riverside in connection with the Alteris transaction, pursuant to which Gaiam and Riverside received certain demand and piggyback registration rights with respect to shares of our common stock.

Industrial Building Lease

On December 19, 2011, we entered into a five year facility lease with Gaiam for office space located in one of Gaiam’s owned buildings in Colorado that commenced January 1, 2012 and provided for a monthly payment of approximately $11,179 plus common area maintenance expenses. During 2012, we paid Gaiam an aggregate of $134,200 and we expect to pay Gaiam an aggregate of $230,600 in rent for 2013. Pursuant to a Loan Commitment we entered into with Gaiam and Riverside on November 13, 2012 (as described below), we entered into a Second Amendment to Lease, dated April 2, 2013, which permits Gaiam to purchase for $200,000 all tenant improvements constructed by us in our principal office space leased by us from Gaiam and cancels, effective March 31, 2013, the $3 per square foot credit set forth in the current lease.

Intercorporate Services Agreement

Under our Intercorporate Services Agreement with Gaiam, Gaiam provides to us certain services that may include business and facilities management, human resources and employee benefits, payroll, internal audit and risk management, treasury and cash management, tax, legal, accounts payable, telecommunications services, including call center support, and information technology services. Gaiam agreed to make each service available to us on an as-needed basis. This agreement automatically renews on a quarter-to-quarter basis. Any decision by us to terminate this agreement would be approved by disinterested members of our management and board of directors under our procedures regarding related party transactions. We pay a service charge that generally reflects the same payment terms, and is calculated using the same cost allocation methodologies for the particular service, as those associated with our historical costs, and we reimburse Gaiam for any out-of-pocket expenses, including the cost of any third-party services required. We and Gaiam agree on the aggregate annual amount for a particular year that we will owe Gaiam for the services expected to be performed that year based upon the parties’ good faith estimates of those required services and the fees for such services. We incurred an aggregate of $316,000 of service charges during 2012 under the Intercorporate Services Agreement. The annual fee amount, as well as any changes, must be approved in writing by the disinterested members of each of our and Gaiam’s boards of directors. We relied less on Gaiam’s services under the Intercorporate Services Agreement in 2012 than historically. We expect this trend to continue in 2013.

Tax Sharing and Indemnification Agreement

Our Tax Sharing and Indemnification Agreement with Gaiam generally governs Gaiam’s and our rights, responsibilities, and obligations with respect to taxes. Under the Tax Sharing and Indemnification Agreement, we expect, with certain exceptions, that we will generally be responsible for the payment of all income and non-income taxes attributable to our operations and the operations of our direct and indirect subsidiaries, whether or not such tax liability is reflected on a consolidated or combined tax return filed by Gaiam. Under the Tax Sharing and Indemnification Agreement, we will be required to distribute to Gaiam the tax effect of any tax credit and loss carryforwards we become entitled to use that were created prior to our initial public offering. In addition, we generally will be responsible for a portion of any additional taxes that are required to be paid for periods prior to the initial public offering as a result of a tax audit. The Tax Sharing and Indemnification Agreement also sets forth the respective rights, responsibilities and obligations between Gaiam and us with respect to the filing of tax returns, the administration of tax contests, assistance and cooperation and other tax matters. Under the Tax Sharing and Indemnification Agreement, we and Gaiam will each indemnify and hold harmless the other from and against any breach by a party of any representation, covenant, statement, promise or obligation of that party under this agreement. In addition, we will indemnify and hold harmless Gaiam from and against any liability under Section 355(e) of the Internal Revenue Code as a result of any action or failure to act by us, our directors, officers, or authorized agents. These indemnity obligations continue indefinitely, subject to any applicable statutes of limitations. On December 19, 2011 we entered into a First Amendment to Tax Sharing Agreement with Gaiam governing periods after the amendment date. The amendment carves out from the agreement tax items of the Alteris group that arose before our acquisition of Alteris and also clarifies how the true up of tax benefits works.

Registration Rights Agreement

Under our Amended and Restated Registration Rights Agreement with Gaiam and Riverside, each (or its permitted transferee) has the right to require us to register with the Securities and Exchange Commission all or any portion of its Class A Common Stock so that those shares may be publicly resold, or to include such shares in any registration statement we file, subject to certain exceptions, conditions and limitations. These rights include demand registration rights, Form S-3 registration rights and “piggyback” registration rights, in each case on and subject to the terms and conditions identified in the Amended and Restated Registration Rights Agreement. We will generally pay all expenses, other than underwriting discounts and commissions, relating to all demand registrations, Form S-3 registrations and piggyback registrations. These registration rights terminate as to a given holder of registrable securities, when such holder of registrable securities can sell all of such holder’s registrable securities during any 90-day period pursuant to Rule 144 promulgated under the Securities Act of 1933, as amended, or the Securities Act, or pursuant to another similar exception. However, if a holder owns more than 10% of our outstanding securities, such holder shall continue to have registration rights until such time as all of the holder’s securities may be sold pursuant to Rule 144 or such holder owns less than 10% of our outstanding securities. The resale of these shares in the public market upon exercise of those registration rights could adversely affect the market price of our common stock.

December 2011 Loan Commitment under Shareholders Agreement

Upon the closing of the Alteris transaction on December 19, 2011 and pursuant to the terms of the Shareholders Agreement with Gaiam and Riverside, we received commitments from Gaiam to loan us up to $1.7 million and from Riverside to loan us up to $3.15 million. Gaiam funded its loan commitment on December 30, 2011 and this loan had an extended maturity date of April 30, 2013. Riverside, through Riverside Fund III, L.P., an affiliated entity, funded $3.0 million of its loan commitment on May 4, 2012 and the remaining $150,000 on June 20, 2013. The Riverside loans had an original maturity date of May 4, 2013 and June 20, 2013, respectively.

In connection with the November 2012 Loan Commitment described below, on December 11, 2012, we extended the maturity date of Gaiam’s loan to April 30, 2013 and paid Gaiam an aggregate of $170,000 in interest on its loan. On March 27, 2013, our wholly-owned subsidiaries Real Goods Energy Tech, Inc., Real Goods Trading Corporation, and Alteris Renewables, Inc., entered into a Third Loan Modification Agreement with Silicon Valley Bank (the “Loan Modification”). In connection with the Loan Modification the maturity date of the $1.7 million from Gaiam was further extended from April 30, 2013 to April 30, 2014, the maturity date of $3.0 million from Riverside was extended from May 4, 2013 to May 4, 2014, and the maturity date of the $150,000 from Riverside was extended from June 20, 2013 to June 20, 2014. On April 23, 2013, we and Gaiam agreed to convert $100,000 of the $1.7 million from Gaiam into shares of our Class A Common Stock. As a result of this transaction, the outstanding principal amount of the loan to Gaiam is now $1.6 million. The loans bear interest at a rate of 10%. We have not yet made any payments of principal on these loans and the full amount of the principal remains outstanding. We have not paid any interest on Riverside’s loans.

The loans are subordinate and junior in right of payment to the prior payment in full of all indebtedness for borrowed money owed by us to any lenders unaffiliated with us. Payment of the unpaid principal and all accrued but unpaid interest under a loan is accelerated and become immediately due and payable upon the occurrence of certain events related to proceedings under bankruptcy, insolvency, receivership or similar laws, the appointment of a receiver, trustee, custodian, sequestrator, conservator or similar official for our company or a substantial part of our assets, and our making a general assignment for the benefit of creditors.

November 2012 Loan Commitment

On November 13, 2012, we entered into a Loan Commitment with Gaiam and Riverside pursuant to which each agreed to advance to us up to an additional $1.0 million in cash upon request from us until March 31, 2013. In addition, Gaiam agreed to extend the maturity date for the $1.7 million existing loan from Gaiam described above from December 30, 2012 to April 30, 2013 in exchange for us paying all interest then owed on the loan.

On December 11 and 13, 2012, respectively, Gaiam and Riverside each advanced us $1.0 million in cash pursuant to the Loan Commitment we entered into with them on November 13, 2012. Each loan is represented by a promissory note and bears interest at an annual rate of 10% per year, payable at maturity. The original maturity date of these loans was April 26, 2013. In connection with the Loan Modification, on March 27, 2013 the maturity date of theses loans was extended from April 26, 2013 to April 26, 2014. We have not yet made any payments of principal or interest on these loans and the full amount of the principal remains outstanding.

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

Our Policies Regarding Review, Approval or Ratification of Related-Party Transactions

Any related-party transaction is reviewed by disinterested members of management and, if material, by disinterested members of our board of directors or a committee thereof to ensure that the transaction reflects terms that are at least as favorable for us as we would expect in a similar transaction negotiated at arm’s length by unrelated parties.

DIRECTOR INDEPENDENCE

Our board of directors currently consists of eight members and meets regularly during the year. Our board of directors has determined that each of Messrs. Rysavy, Bouska, Belluck, Kaufman and Scott and Ms. Mowry are independent as defined by the listing standards of the Nasdaq Stock Market. Membership on our audit committee and compensation committee is limited to independent directors.

Item 14.	Principal Accounting Fees and Services

The following table presents fees paid to our independent accountant, EKS&H LLLP, for professional services rendered for the years ended December 31, 2012 and 2011:

Audit and Non-Audit Fees (in $000’s)	2012	2011
Audit fees (1)	$169	$138
Audit related fees (2)	—	20
Tax fees (3)	28	36

Total	$197	$194

(1)	Audit fees are fees that we paid for the audit of our annual financial statements included in our annual report on Form 10-K and review of unaudited financial statements included in our quarterly reports on Form 10-Q; for services that are normally provided by the auditor in connection with statutory and regulatory filings or engagements; and all costs and expenses in connection with the above.
(2)	Audit related fees consisted of accounting consultations and additional audit procedures in connection with a business acquisition and related filings.
(3)	Tax fees represent tax advice and tax compliance services primarily in connection with a business acquisition and other transactions.

In accordance with the policies of our audit committee and legal requirements, all services to be provided by our independent registered public accounting firm are pre-approved by our audit committee. For 2012, our audit committee pre-approved all such services. Pre-approved services include audit services, audit-related services, tax services and other services. In some cases, pre-approval is provided by the full audit committee for up to one year, and such services relate to a particular defined task or scope of work and are subject to a specific budget. In other cases, the chairperson of our audit committee has the delegated authority from our audit committee to pre-approve additional services, and such action is then communicated to the full audit committee at the next audit committee meeting. To avoid certain potential conflicts of interest, the law prohibits a publicly traded company from obtaining certain non-audit services from its auditing firm. If we need such services, we obtain them from other service providers.

EKS&H is currently engaged to provide auditing services through the third quarter of 2013. Our audit committee is in negotiations with EKS&H to be our independent registered public accounting firm for the remainder of 2013. Representatives of EKS&H are expected to be present at our 2013 annual meeting of shareholders and will have an opportunity to make a statement if they desire to do so. We expect EKS&H to be available to respond to appropriate questions.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report are as follows:

1.	Consolidated Financial Statements.

The consolidated financial statements required to be filed as part of the Original Filing are included in Item 8 of Part II of the Original Filing, filed on April 1, 2013.

2.	Exhibits:

The following exhibits are incorporated by reference or are filed or furnished with this Amendment or the Original Filing as indicated below:

Exhibit No.	Description

2.1	Agreement and Plan of Merger, effective as of June 21, 2011, among Real Goods Solar, Inc., Earth Friendly Energy Group Holdings, LLC, Real Goods Alteris, LLC and Riverside Renewable Energy Investments, LLC, as agent for Earth Friendly Energy Group Holdings, LLC (1)

3.1	Articles of Incorporation of Real Goods Solar, Inc. (2)

3.2	Bylaws of Real Goods Solar, Inc. (3)

4.1	Form of Real Goods Solar Class A Common Stock Certificate (4)

4.2	Amended and Restated Registration Rights Agreement, dated as of December 19, 2011, between Real Goods Solar, Inc., Gaiam, Inc. and Riverside Renewable Energy Investments, LLC (5)

4.3	Shareholders Agreement, dated as of December 19, 2011, among Real Goods Solar, Inc., Riverside Renewable Energy Investments, LLC and Gaiam, Inc. (6)

10.1*	Form of Real Goods Solar, Inc. Employee Stock Option Agreement (7)

10.2*	Agreement, made as of February 27, 2008, between Real Goods Solar, Inc. and Erik Zech (8)

10.3	Tax Sharing and Indemnification Agreement between Real Goods Solar, Inc. and Gaiam, Inc. (9)

10.4	Intercorporate Services Agreement among Real Goods Solar, Inc. and Gaiam, Inc. and its subsidiaries (10)

10.5	Loan and Security Agreement, dated as of December 19, 2011, among Real Goods Energy Tech, Inc., Real Goods Trading Corporation, Earth Friendly Energy Group Holdings, LLC, Alteris Renewables, Inc., Earth Friendly Energy Group, LLC, Solar Works, LLC, Alteris RPS, LLC, Alteris ISI, LLC, and Silicon Valley Bank (11)

10.6	Security Agreement, dated as of December 19, 2011, between Real Goods Solar, Inc. and Silicon Valley Bank (12)

10.7	Form of Promissory Note issued to Gaiam, Inc. on December 30, 2011 and to Riverside Renewable Energy Investments, LLC on May 4, 2012 and June 20, 2012 (13)

10.8*	Confidential Separation Agreement and Release of Claims, dated as of March 31, 2012, by and between Real Goods Solar, Inc. and Erik Zech (14)

10.9*	Consulting Agreement, dated as of March 31, 2012, by and between Real Goods Solar, Inc. and Erik Zech (15)

Exhibit No.	Description

10.10*	Amended and Restated Real Goods Solar, Inc. 2008 Long-Term Incentive Plan (16)

10.11	First Loan Modification Agreement, dated as of August 28, 2012, among Real Goods Energy Tech, Inc., Real Goods Trading Corporation, Earth Friendly Energy Group Holdings, LLC, Alteris Renewables, Inc., Earth Friendly Energy Group, LLC, Solar Works, LLC, Alteris RPS, LLC, Alteris ISI, LLC and Silicon Valley Bank (17)

10.12	Form of Indemnification Agreement and schedule of directors and officers who have entered into such agreement (18)

10.13	Loan Commitment, dated as of November 13, 2012, among Real Goods Solar, Inc., Riverside Renewable Energy Investment LLC and Gaiam, Inc. (19)

10.14	Second Loan Modification and Reinstatement Agreement, dated as of November 13, 2012, among Silicon Valley Bank, Real Goods Energy Tech, Inc., Real Goods Trading Corporation, Earth Friendly Energy Group Holdings, LLC, Alteris Renewables, Inc., Earth Friendly Energy Group, LLC, Solar Works, LLC, Alteris RPS, LLC, and Alteris ISI, LLC (20)

10.15	Form of Promissory Note issued to Gaiam, Inc. on December 11, 2012 and to Riverside Renewable Energy Investment LLC on December 13, 2013 pursuant to the Loan Commitment, dated as of November 13, 2012 (21)

10.16*	Restated Employment Letter, dated as of December 21, 2012, between Kamyar Mofid and Real Goods Solar, Inc. (22)

10.17	First Amendment to Tax Sharing Agreement, dated as of December 19, 2011, between Real Goods Solar, Inc and Gaiam, Inc. (23)

10.18	Form of Amended and Restated Promissory Note in the principal amount of $1.7 million issued to Gaiam, Inc. on March 27, 2013 (24)

10.19	Form of Amended and Restated Promissory Note issued to Riverside Renewable Energy Investments, LLC on March 27, 2013 in the principal amounts of $3 million and $150 thousand, respectively (25)

10.20	Third Loan Modification Agreement, dated as of March 27, 2013, among Silicon Valley Bank, Real Goods Energy Tech, Inc., Real Goods Trading Corporation, and Alteris Renewables, Inc. (26)

10.21	Warrant issued to Silicon Valley Bank on March 27, 2013 pursuant to the Third Loan Modification Agreement (27)

10.22	Warrant issued to Silicon Valley Bank on March 27, 2013 pursuant to the Second Loan Modification Agreement (28)

10.23	Form of Amended and Restated Promissory Note issued to Gaiam, Inc. and Riverside Renewable Energy Investment LLC on March 28, 2013 December 11, 2012 pursuant to the Loan Commitment, dated as of November 13, 2012 (29)

21.1	Subsidiaries of the Registrant (30)

23.1	Consent of EKS&H LLLP (31)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (32)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (33)

101.INS**	XBRL Instance Document (34)

Exhibit No.	Description

101.SCH**	XBRL Taxonomy Extension Schema (35)

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase (36)

101.DEF**	XBRL Taxonomy Extension Definition Linkbase (37)

101.LAB**	XBRL Taxonomy Extension Label Linkbase (38)

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase (39)

(1)	Incorporated by reference to Exhibit 2.1 to Real Goods Solar’s Current Report on Form 8-K filed June 27, 2011.
(2)	Incorporated by reference to Exhibit 3.1 to Real Goods Solar’s Amendment No. 1 to Registration Statement on Form S-1 filed March 28, 2008.
(3)	Incorporated by reference to Exhibit 3.2 to Real Goods Solar’s Amendment No. 1 to Registration Statement on Form S-1 filed March 28, 2008.
(4)	Incorporated by reference to Exhibit 4.1 to Real Goods Solar’s Amendment No. 5 to Registration Statement on Form S-1 filed May 2, 2008.
(5)	Incorporated by reference to Exhibit 10.3 to Real Goods Solar’s Current Report on Form 8-K filed December 21, 2011.
(6)	Incorporated by reference to Exhibit 10.4 to Real Goods Solar’s Current Report on Form 8-K filed December 21, 2011.
(7)	Incorporated by reference to Exhibit 10.2 to Real Goods Solar’s Amendment No. 1 to Registration Statement on Form S-1 filed March 28, 2008.
(8)	Incorporated by reference to Exhibit 10.8 to Real Goods Solar’s Amendment No. 2 to Registration Statement on Form S-1 filed April 11, 2008.
(9)	Incorporated by reference to Exhibit 10.7 to Real Goods Solar’s Amendment No. 3 to Registration Statement on Form S-1 filed April 17, 2008.
(10)	Incorporated by reference to Exhibit 10.6 to Real Goods Solar’s Amendment No. 4 to Registration Statement on Form S-1 filed April 30, 2008.
(11)	Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed December 21, 2011.
(12)	Incorporated by reference to Exhibit 10.2 to Real Goods Solar’s Current Report on Form 8-K filed December 21, 2011.
(13)	Incorporated by reference to the fourth attachment to the Shareholders Agreement filed as Exhibit 4.3 to this Form 10-K.
(14)	Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Quarterly Report on Form 10-Q filed May 14, 2012.
(15)	Incorporated by reference to Exhibit 10.2 to Real Goods Solar’s Quarterly Report on Form 10-Q filed May 14, 2012.
(16)	Incorporated by reference to Appendix A to Real Goods Solar’s proxy statement for its 2012 annual meeting filed with the Securities and Exchange Commission on April 30, 2012.
(17)	Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed August 29, 2012.
(18)	Incorporated by reference to Exhibit 10.2 to Real Goods Solar’s Quarterly Report on Form 10-Q filed November 14, 2012.
(19)	Filed previously as Exhibit 10.13 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013.
(20)	Filed previously as Exhibit 10.14 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013.
(21)	Filed previously as Exhibit 10.15 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013.
(22)	Filed previously as Exhibit 10.16 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013.
(23)	Filed previously as Exhibit 10.17 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013.
(24)	Filed previously as Exhibit 10.18 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013.
(25)	Filed previously as Exhibit 10.19 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013..
(26)	Filed previously as Exhibit 10.20 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013.
(27)	Filed previously as Exhibit 10.21 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013.
(28)	Filed previously as Exhibit 10.22 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013.
(29)	Filed previously as Exhibit 10.23 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013.
(30)	Filed previously as Exhibit 21.1 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013.
(31)	Filed previously as Exhibit 23.1 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013.
(32)	Furnished previously as Exhibit 32.1 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013.
(33)	Furnished previously as Exhibit 32.2 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013.
(34)	Filed previously as Exhibit 101.INS to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013.
(35)	Filed previously as Exhibit 101.SCH to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013.
(36)	Filed previously as Exhibit 101.CAL to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013.
(37)	Filed previously as Exhibit 101.DEF to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013.
(38)	Filed previously as Exhibit 101.LAB to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013.

(39)	Filed previously as Exhibit 101.PRE to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013.
*	Indicates management contract or compensatory plan or arrangement.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes or Section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

Real Goods Solar, Inc.

/s/ Kam Mofid
By: Kamyar (Kam) Mofid
Chief Executive Officer

April 30, 2013

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger, effective as of June 21, 2011, among Real Goods Solar, Inc., Earth Friendly Energy Group Holdings, LLC, Real Goods Alteris, LLC and Riverside Renewable Energy Investments, LLC, as agent for Earth Friendly Energy Group Holdings, LLC (1)

3.1	Articles of Incorporation of Real Goods Solar, Inc. (2)

3.2	Bylaws of Real Goods Solar, Inc. (3)

4.1	Form of Real Goods Solar Class A Common Stock Certificate (4)

4.2	Amended and Restated Registration Rights Agreement, dated as of December 19, 2011, between Real Goods Solar, Inc., Gaiam, Inc. and Riverside Renewable Energy Investments, LLC (5)

4.3	Shareholders Agreement, dated as of December 19, 2011, among Real Goods Solar, Inc., Riverside Renewable Energy Investments, LLC and Gaiam, Inc. (6)

10.1*	Form of Real Goods Solar, Inc. Employee Stock Option Agreement (7)

10.2*	Agreement, made as of February 27, 2008, between Real Goods Solar, Inc. and Erik Zech (8)

10.3	Tax Sharing and Indemnification Agreement between Real Goods Solar, Inc. and Gaiam, Inc. (9)

10.4	Intercorporate Services Agreement among Real Goods Solar, Inc. and Gaiam, Inc. and its subsidiaries (10)

10.5	Loan and Security Agreement, dated as of December 19, 2011, among Real Goods Energy Tech, Inc., Real Goods Trading Corporation, Earth Friendly Energy Group Holdings, LLC, Alteris Renewables, Inc., Earth Friendly Energy Group, LLC, Solar Works, LLC, Alteris RPS, LLC, Alteris ISI, LLC, and Silicon Valley Bank (11)

10.6	Security Agreement, dated as of December 19, 2011, between Real Goods Solar, Inc. and Silicon Valley Bank (12)

10.7	Form of Promissory Note issued to Gaiam, Inc. on December 30, 2011 and to Riverside Renewable Energy Investments, LLC on May 4, 2012 and June 20, 2012 (13)

10.8*	Confidential Separation Agreement and Release of Claims, dated as of March 31, 2012, by and between Real Goods Solar, Inc. and Erik Zech (14)

10.9*	Consulting Agreement, dated as of March 31, 2012, by and between Real Goods Solar, Inc. and Erik Zech (15)

10.10*	Amended and Restated Real Goods Solar, Inc. 2008 Long-Term Incentive Plan (16)

10.11	First Loan Modification Agreement, dated as of August 28, 2012, among Real Goods Energy Tech, Inc., Real Goods Trading Corporation, Earth Friendly Energy Group Holdings, LLC, Alteris Renewables, Inc., Earth Friendly Energy Group, LLC, Solar Works, LLC, Alteris RPS, LLC, Alteris ISI, LLC and Silicon Valley Bank (17)

10.12	Form of Indemnification Agreement and schedule of directors and officers who have entered into such agreement (18)

10.13	Loan Commitment, dated as of November 13, 2012, among Real Goods Solar, Inc., Riverside Renewable Energy Investment LLC and Gaiam, Inc. (19)

10.14	Second Loan Modification and Reinstatement Agreement, dated as of November 13, 2012, among Silicon Valley Bank, Real Goods Energy Tech, Inc., Real Goods Trading Corporation, Earth Friendly Energy Group Holdings, LLC, Alteris Renewables, Inc., Earth Friendly Energy Group, LLC, Solar Works, LLC, Alteris RPS, LLC, and Alteris ISI, LLC (20)

10.15	Form of Promissory Note issued to Gaiam, Inc. on December 11, 2012 and to Riverside Renewable Energy Investment LLC on December 13, 2013 pursuant to the Loan Commitment, dated as of November 13, 2012 (21)

Exhibit No.	Description

10.16*	Restated Employment Letter, dated as of December 21, 2012, between Kamyar Mofid and Real Goods Solar, Inc. (22)

10.17	First Amendment to Tax Sharing Agreement, dated as of December 19, 2011, between Real Goods Solar, Inc and Gaiam, Inc. (23)

10.18	Form of Amended and Restated Promissory Note in the principal amount of $1.7 million issued to Gaiam, Inc. on March 27, 2013 (24)

10.19	Form of Amended and Restated Promissory Note issued to Riverside Renewable Energy Investments, LLC on March 27, 2013 in the principal amounts of $3 million and $150 thousand, respectively (25)

10.20	Third Loan Modification Agreement, dated as of March 27, 2013, among Silicon Valley Bank, Real Goods Energy Tech, Inc., Real Goods Trading Corporation, and Alteris Renewables, Inc. (26)

10.21	Warrant issued to Silicon Valley Bank on March 27, 2013 pursuant to the Third Loan Modification Agreement (27)

10.22	Warrant issued to Silicon Valley Bank on March 27, 2013 pursuant to the Second Loan Modification Agreement (28)

10.23	Form of Amended and Restated Promissory Note issued to Gaiam, Inc. and Riverside Renewable Energy Investment LLC on March 28, 2013 December 11, 2012 pursuant to the Loan Commitment, dated as of November 13, 2012 (29)

21.1	Subsidiaries of the Registrant (30)

23.1	Consent of EKS&H LLLP (31)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (32)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (33)

101.INS**	XBRL Instance Document (34)

101.SCH**	XBRL Taxonomy Extension Schema (35)

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase (36)

101.DEF**	XBRL Taxonomy Extension Definition Linkbase (37)

101.LAB**	XBRL Taxonomy Extension Label Linkbase (38)

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase (39)

(1)	Incorporated by reference to Exhibit 2.1 to Real Goods Solar’s Current Report on Form 8-K filed June 27, 2011.
(2)	Incorporated by reference to Exhibit 3.1 to Real Goods Solar’s Amendment No. 1 to Registration Statement on Form S-1 filed March 28, 2008.
(3)	Incorporated by reference to Exhibit 3.2 to Real Goods Solar’s Amendment No. 1 to Registration Statement on Form S-1 filed March 28, 2008.

(4)	Incorporated by reference to Exhibit 4.1 to Real Goods Solar’s Amendment No. 5 to Registration Statement on Form S-1 filed May 2, 2008.
(5)	Incorporated by reference to Exhibit 10.3 to Real Goods Solar’s Current Report on Form 8-K filed December 21, 2011.
(6)	Incorporated by reference to Exhibit 10.4 to Real Goods Solar’s Current Report on Form 8-K filed December 21, 2011.
(7)	Incorporated by reference to Exhibit 10.2 to Real Goods Solar’s Amendment No. 1 to Registration Statement on Form S-1 filed March 28, 2008.
(8)	Incorporated by reference to Exhibit 10.8 to Real Goods Solar’s Amendment No. 2 to Registration Statement on Form S-1 filed April 11, 2008.
(9)	Incorporated by reference to Exhibit 10.7 to Real Goods Solar’s Amendment No. 3 to Registration Statement on Form S-1 filed April 17, 2008.
(10)	Incorporated by reference to Exhibit 10.6 to Real Goods Solar’s Amendment No. 4 to Registration Statement on Form S-1 filed April 30, 2008.
(11)	Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed December 21, 2011.
(12)	Incorporated by reference to Exhibit 10.2 to Real Goods Solar’s Current Report on Form 8-K filed December 21, 2011.
(13)	Incorporated by reference to the fourth attachment to the Shareholders Agreement filed as Exhibit 4.3 to this Form 10-K.
(14)	Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Quarterly Report on Form 10-Q filed May 14, 2012.
(15)	Incorporated by reference to Exhibit 10.2 to Real Goods Solar’s Quarterly Report on Form 10-Q filed May 14, 2012.
(16)	Incorporated by reference to Appendix A to Real Goods Solar’s proxy statement for its 2012 annual meeting filed with the SEC on April 30, 2012.
(17)	Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed August 29, 2012.
(18)	Incorporated by reference to Exhibit 10.2 to Real Goods Solar’s Quarterly Report on Form 10-Q filed November 14, 2012.
(19)	Filed previously as Exhibit 10.13 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013.
(20)	Filed previously as Exhibit 10.14 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013.
(21)	Filed previously as Exhibit 10.15 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013.
(22)	Filed previously as Exhibit 10.16 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013.
(23)	Filed previously as Exhibit 10.17 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013.
(24)	Filed previously as Exhibit 10.18 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013.
(25)	Filed previously as Exhibit 10.19 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013..
(26)	Filed previously as Exhibit 10.20 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013.
(27)	Filed previously as Exhibit 10.21 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013.
(28)	Filed previously as Exhibit 10.22 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013.
(29)	Filed previously as Exhibit 10.23 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013.
(30)	Filed previously as Exhibit 21.1 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013.
(31)	Filed previously as Exhibit 23.1 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013.
(32)	Furnished previously as Exhibit 32.1 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013.
(33)	Furnished previously as Exhibit 32.2 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013.
(34)	Filed previously as Exhibit 101.INS to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013.
(35)	Filed previously as Exhibit 101.SCH to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013.
(36)	Filed previously as Exhibit 101.CAL to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013.
(37)	Filed previously as Exhibit 101.DEF to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013.
(38)	Filed previously as Exhibit 101.LAB to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013.
(39)	Filed previously as Exhibit 101.PRE to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013.
*	Indicates management contract or compensatory plan or arrangement.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes or Section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under these sections.