Form 10-Q
period 2013-03-31
Real Goods Solar, Inc.
filed 2013-05-15
CIK 1425565

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 6, 2013
Class A Common Stock ($.0001 par value)	26,794,715

REAL GOODS SOLAR, INC.

FORM 10-Q

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report may contain forward-looking statements that involve risks and uncertainties. The words “anticipate,” “believe,” “plan,” “estimate,” “expect,” “strive,” “future,” “intend” and similar expressions as they relate to us are intended to identify such forward-looking statements. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors” and elsewhere in this report. Risks and uncertainties that could cause actual results to differ include, without limitation, the level of government subsidies and economic incentives for solar energy, general economic conditions, adoption of solar energy technologies, consumer trends, customer interest in our products, pricing of energy from solar energy systems and conventional energy sources, risks associated with revenue recognition, the effect of government regulation, changing energy technologies, our geographic concentration, our business plan and strategy, new initiatives we undertake, our inability to make successful acquisitions and integrate acquired businesses into our operations, the availability of capital, our debt service, interest rate fluctuation, our compliance with restrictive covenants imposed by our indebtedness, loss of management and key personnel, our inability to hire additional personnel, brand reputation, litigation, our dependence on suppliers, global supply of and demand for silicon, merchandise and solar panel supply problems, our failure to complete solar energy system installations on time and within budget, competition, product liabilities, warranty claims, the availability of consumer financing of solar energy systems, our inability to maintain compliance in the future with NASDAQ continued listing standards, our dependence on Gaiam, Inc. (“Gaiam”) for certain services, conflicts of interest with Gaiam and Riverside Renewable Energy Investment LLC (“Riverside”), security and information systems, legal liability for website content, failure of third parties to provide adequate service, and other risks and uncertainties included in our filings with the Securities and Exchange Commission. We caution you that no forward-looking statement is a guarantee of future performance, and you should not place undue reliance on these forward-looking statements which reflect our view only as of the date of this report. We undertake no obligation to update any forward-looking information.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Unaudited Interim Condensed Consolidated Financial Statements

We have prepared our unaudited interim condensed consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to these rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In our opinion, the unaudited interim condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly, in all material respects, our consolidated financial position as of March 31, 2013, the interim results of operations for the three months ended March 31, 2013 and 2012, and cash flows for the three months ended March 31, 2013 and 2012. These interim statements have not been audited. The balance sheet as of December 31, 2012 was derived from our audited consolidated financial statements included in our annual report on Form 10-K. The interim condensed consolidated financial statements contained herein should be read in conjunction with our audited financial statements, including the notes thereto, for the year ended December 31, 2012.

REAL GOODS SOLAR, INC.

Condensed consolidated balance sheets

(in thousands, except share and per share data)	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash	$3,522	$10,390
Accounts receivable, net	10,953	13,902
Costs in excess of billings on uncompleted contracts	1,716	5,288
Inventory, net	6,096	5,711
Deferred costs on uncompleted contracts	708	896
Other current assets	2,016	2,130

Total current assets	25,011	38,317
Property and equipment, net	3,784	3,991

Total assets	$28,795	$42,308

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Line of credit	$5,018	$6,498
Accounts payable	8,960	15,887
Accrued liabilities	2,824	4,943
Billings in excess of costs on uncompleted contracts	2,837	2,975
Payable to Gaiam	45	64
Related party debt	—	6,850
Debt	99	114
Capital lease obligations	230	213
Deferred revenue and other current liabilities	680	396

Total current liabilities	20,693	37,940
Related party debt	6,850	—
Debt, net of current portion	47	69
Capital lease obligations, net of current portion	333	374
Other liabilities	349	—

Total liabilities	28,272	38,383

Commitments and contingencies
Shareholders’ equity:
Class A common stock, $.0001 par value, 150,000,000 shares authorized, 26,719,703 and 26,693,696 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	3	3
Additional paid-in capital	82,576	82,185
Accumulated deficit	(82,056)	(78,263)

Total shareholders’ equity	523	3,925

Total liabilities and shareholders’ equity	$28,795	$42,308

See accompanying notes to the interim condensed consolidated financial statements.

REAL GOODS SOLAR, INC.

Condensed consolidated statements of operations

	For the Three Months Ended March 31,
(in thousands, except per share data)	2013	2012
	(unaudited)
Net revenue	16,793	18,256
Cost of goods sold	12,201	11,829

Gross profit	4,592	6,427

Expenses:
Selling and operating	6,229	7,915
General and administrative	1,728	1,515

Total expenses	7,957	9,430

Loss from operations	(3,365)	(3,003)
Interest expense	(428)	(49)

Loss before income taxes	(3,793)	(3,052)
Income tax benefit	—	(1,196)

Net loss	$(3,793)	$(1,856)

Net loss per share:
Basic	$(0.14)	$(0.07)

Diluted	$(0.14)	$(0.07)

Weighted-average shares outstanding:
Basic	26,696	26,661

Diluted	26,696	26,661

See accompanying notes to the interim condensed consolidated financial statements.

REAL GOODS SOLAR, INC.

Condensed consolidated statements of cash flows

	For the Three Months Ended March 31,
(in thousands)	2013	2012
	(unaudited)
Operating activities

Net loss	$(3,793)	$(1,856)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	234	260
Amortization	—	100
Share-based compensation	113	153
Deferred income tax benefit	—	(1,223)
Amortization of discount on line of credit	144	—
Interest on related party debt	391	390
Changes in operating assets and liabilities:
Accounts receivable, net	2,949	6,165
Costs in excess of billings on uncompleted contracts	3,572	150
Inventory, net	(385)	426
Deferred costs on uncompleted contracts	188	(448)
Other current assets	114	(475)
Accounts payable	(6,927)	(12,640)
Accrued liabilities	(2,119)	(912)
Billings in excess of costs on uncompleted contracts	(138)	(696)
Deferred revenue and other current liabilities	242	(862)
Payable to Gaiam	(19)	904

Net cash used in operating activities	(5,434)	(10,564)

Investing activities
Change in restricted cash	—	172
Purchase of property and equipment	(27)	(148)

Net cash provided by (used in) investing activities	(27)	24

Financing activities

Principal borrowings on revolving line of credit, net	(1,346)	6,500
Principal payments on debt and capital lease obligations	(61)	(85)

Net cash provided by (used in) financing activities	(1,407)	6,415

Net change in cash	(6,868)	(4,125)
Cash at beginning of period	10,390	11,813

Cash at end of period	$3,522	$7,688

Supplemental cash flow information
Income taxes paid	$8	$12
Interest paid	$100	$34

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

Debt Financing and Liquidity Update

At March 31, 2013, our cash balance was $3.5 million. The maturity date for our Silicon Valley Bank $6.5 million revolving line of credit was September 30, 2013 and, at March 31, 2013, borrowings outstanding under this line of credit were $5.1 million. Our related party debt of $1.7 million owed to Gaiam has been extended to April 30, 2014. Our related party debt of $3.15 million owed to Riverside has also been extended, with $3.0 million now due May 4, 2014 and $0.15 million due June 20, 2014. We also have additional loans of $1.0 million each from Gaiam and Riverside, which mature on April 26, 2014. Furthermore, we are exploring financing alternatives with other financial institutions, including a new credit facility to replace the Silicon Valley Bank revolving line of credit and have engaged an investment bank to seek additional capital. In addition, we will continue to make operational improvements to reduce our operating cash requirements. While there can be no assurances, we believe that our existing capital resources along with savings through further operational efficiencies are sufficient to fund our continuing operations, execute on our business plan and meet our current debt repayment obligations until March 31, 2014, assuming that we are successful in extending the maturity date of our existing revolving line of credit with Silicon Valley Bank. However, no assurance can be given that we will successfully reduce cash requirements from operations through operational efficiencies, execute on our business plan or renew our revolving credit facility with Silicon Valley Bank. Further, our projected cash needs may change as a result of unforeseen operational difficulties or other factors.

If we are unable to extend the maturity date of our revolving line of credit with Silicon Valley Bank or encounter unplanned operational difficulties, we currently will not have sufficient funds to repay our debt when it comes due on September 30, 2013 or to fund our operating cash needs for the next twelve months. These circumstances would require us to obtain financing from another source or raise additional capital through debt financing, equity financing or capital contributions from shareholders, if available to us.

2. Significant Accounting Policies

No changes were made to our significant accounting policies during the three months ended March 31, 2013.

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

3. Revolving Line of Credit

Under a loan agreement, as amended, with Silicon Valley Bank (“SVB Loan”), we have a revolving line of credit that provides for advances for the lesser of $6.5 million or a borrowing base availability of 75% of eligible accounts receivable. At March 31, 2013, our borrowing base availability was $5.8 million. All borrowings are collateralized by a security interest in substantially all of our assets other than our interests in Alteris Project Financing Company LLC, and bear interest at the greater of the bank’s prime rate or 4.00% plus 4.75%. The interest rate accruing on borrowings during a Streamline Period (as defined in the SVB Loan) is the greater of the bank’s prime rate or 4.00%, plus 2.00%. The original maturity date for the SVB Loan was August 31, 2012 and the maturity date was first extended to October 30, 2012 on August 28, 2012, then to March 31, 2013 on November 13, 2012, and then again to September 30, 2013 on March 27, 2013. The line of credit has a facility fee of 0.5% per year of the average daily unused portion of the available line of credit during the applicable calendar quarter. We may reserve up to $500,000 for stand-by letters of credit under the line of credit. The SVB Loan establishing the line of credit contains various covenants, including a covenant requiring compliance with a liquidity ratio. The SVB Loan requires the borrowers to pay a final payment fee of $60,000 in cash upon termination or maturity of the revolving line of credit. The final payment fee will be reduced to $40,000 if we raise at least $3.0 million in net proceeds through a public offering of equity securities prior to August 31, 2013. At March 31, 2013, we had $5.1 million of outstanding borrowings under this facility.

Pursuant to the second and third loan modification agreements for the SVB Loan, on March 26, 2013 and March 27, 2013 we issued warrants to Silicon Valley Bank to purchase 106,557 and 105,978 shares of our Class A common stock at per share exercise prices of $1.83 and $1.84, respectively. Each warrant expires 7 years from the date of issuance. The warrants were determined to have a combined estimated fair value of $278,000 on the dates of their issuances, which we recognized as discounts to our SVB loan with the offsets recorded to our additional paid-in capital. The fair values of the warrants were determined using the Black-Scholes valuation model, which is affected by our historical stock price volatility as well as our assumptions regarding expected life (level three of the fair value hierarchy). The SVB Loan discounts are being amortized to interest expense over the remaining term of the SVB Loan using the interest method. At March 31, 2013, the SVB Loan discounts had a combined unamortized balance of $134,000.

On May 10, 2013, we entered into a consent agreement with Silicon Value Bank to extend until June 30, 2013 the requirement that we obtain net proceeds of not less than $3.4 million from borrowings under a new subordinated debt agreement. In addition, until receipt of such proceeds, we agreed to deposit the $500,000 of unrestricted cash, which we are required to maintain under the terms of the SVB Loan, into a restricted account at the bank. We are presently exploring new financing alternatives that we believe will comply with this requirement, though there can be no assurance that we will be able to complete such a financing by June 30, 2013 in order to comply with the requirement.

4. Debt

Our debt, other than related party debt, consisted of the following at March 31, 2013:

(in thousands, except installment amounts and interest rates)	March 31, 2013
Notes payable to finance companies for the purchase of vehicles and equipment in 36 to 60 monthly installments totaling $10,534.41, including interest ranging from 2.9% to 10.35%. The notes are secured by Alteris’ vehicles and equipment	$146
Less – current portion of debt	(99)

Debt, net of current portion	$47

Maturities of debt are as follows:

(in thousands)	Years Ending December 31,
2013	$79
2014	65
2015	2

$146

5. Capital Lease Obligations

We have vehicles financed under capital leases. The cost of the capitalized leased assets included in property and equipment was $2.0 million and $2.0 million at March 31, 2013 and December 31, 2012, respectively. Accumulated amortization of capitalized leased assets was $1.4 million and $1.3 million at March 31, 2013 and December 31, 2012, respectively. Amortization expense for capitalized leased assets was $0.1 million and $0.1 million for the three months ended March 31, 2013 and 2012, respectively.

Our future minimum lease payments and capital lease obligations are as follows:

(in thousands)	At March 31, 2013
Year ending December 31,
2013	$200
2014	207
2015	167
2016	27
2017	4

Total future minimum lease payments	605
Less – amounts representing interest	(42)

Total capital lease obligations	563
Less – current portion of capital lease obligations	(230)

Capital lease obligations, net of current portion	$333

6. Payable to Gaiam

Our payable to Gaiam, our largest shareholder and one of our creditors, represents amounts owed in the ordinary course of business under our Intercorporate Services and Industrial Building Lease agreements with Gaiam. We typically pay these amounts owed at least quarterly.

7. Related Party Debt

Our related party debt at March 31, 2013 consisted of $2.7 million from Gaiam and $4.15 million from Riverside. The Gaiam loans mature as follows: $1.0 million on April 26, 2014 and $1.7 million on April 30, 2014, and the Riverside loans mature as follows: $1.0 million on April 26, 2014, $3.0 million on May 4, 2014, and $0.15 million on June 20, 2014. These loans bear interest at an annual rate of 10% and are subordinated to our SVB Loan.

On April 23, 2013, we entered into a conversion agreement with Gaiam pursuant to which the principal amount of Gaiam’s $1.7 million promissory note dated March 27, 2013 was reduced by $100,000 in exchange for 62,111 shares of our Class A common stock. The conversion ratio was determined based on the closing market price of our Class A common stock on the date of the agreement.

Accrued interest on our related party debt was $0.4 million at March 31, 2013 and is reported in current and noncurrent other liabilities on our condensed consolidated balance sheet.

Gaiam owns approximately 38% of our currently outstanding Class A common stock and is one of our creditors. Riverside owns approximately 29% of our currently outstanding Class A common stock and is one of our creditors. Pursuant to the terms of a Shareholders Agreement, Gaiam and Riverside each has the right to designate a certain number of individuals for appointment or nomination to our Board of Directors, tied to their respective ownership of our Class A common stock.

8. Shareholders’ Equity

During the first quarter of 2013, we issued 4,167 and 21,840 shares of our Class A common stock to our independent directors, in lieu of cash compensation, for services rendered during 2013 and to our employees upon the exercise of stock options, respectively.

Also, during March 2013, we issued warrants to purchase shares of our Class A common stock pursuant to our SVB Loan agreements. See Note 3. Revolving Line of Credit.

9. Share-Based Payments

During the first quarter of 2013, we granted 558,000 new stock options and cancelled 94,860 stock options under our 2008 Long-Term Incentive Plan. The new stock options vest at 2% per month for the 50 months beginning in the eleventh month after date of grant.

On January 29, 2013, for 114 non-officer employees, we repriced their existing options to $1.00 per share, which represented the closing market price of our Class A common stock on that date. This modification resulted in total incremental share-based compensation expense of $63,000, with $25,000 immediately recognizable and $38,000 to be expensed over the remaining vesting periods of the options.

Total share-based compensation expense recognized was $0.1 million and $0.2 million for the three months ended March 31, 2013 and 2012, respectively, and is reported in general and administrative expenses on our condensed consolidated statements of operations.

10. Income Taxes

At March 31, 2013, we performed an assessment on the realizability of our net deferred tax assets generated during the quarter, considering all available evidence, both positive and negative. As a result of this assessment, we concluded that it was more likely than not that none of our net deferred tax assets would be recoverable through the reversal of temporary differences and near term normal business activities and, therefore, we established an additional valuation allowance through a noncash charge of $1.5 million to our income tax provision for the three months ended March 31, 2013.

11. Net Loss Per Share

Basic net loss per share excludes any dilutive effects of options. We compute basic net loss per share using the weighted average number of common shares outstanding during the period. We compute diluted net loss per share using the weighted average number of common stock and common stock equivalents outstanding during the period. We excluded common stock equivalents of 2,228,011 and 2,019,000 from the computation of diluted net loss per share for the three months ended March 31, 2013 and 2012, respectively, because their effect was antidilutive.

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended March 31,
(in thousands, except per share data)	2013	2012
Numerator for basic and diluted net loss per share	$(3,793)	$(1,856)
Denominator:
Weighted average share for basic net loss per share	26,696	26,661
Effect of dilutive securities:
Weighted average of warrants and stock options	—	—

Denominator for diluted net loss per share	26,696	26,661

Net loss per share – basic	$(0.14)	$(0.07)

Net loss per share – diluted	$(0.14)	$(0.07)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a leading provider of turnkey commercial and residential solar energy solutions, with more than 14,500 solar systems in place. We also have 35 years of experience in solar energy, beginning with the sale in 1978 of the first solar photo-voltaic (“PV”) panels in the United States. With 10 offices across the West and the Northeast, we are one of the larger solar energy installers in the U.S. in the residential and commercial sectors. However, there are market participants, especially in the utility-size solar systems, who are much larger than us.

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

Results of Operations

The following table sets forth certain financial data as a percentage of revenue for the periods indicated:

	Three Months Ended March 31,
	2013	2012
Net revenue	100.0%	100.0%
Cost of goods sold	72.6%	64.8%

Gross profit	27.4%	35.2%

Expenses:
Selling and operating	37.1%	43.4%
General and administrative	10.3%	8.3%

Total expenses	47.4%	51.7%

Loss from operations	–20.0%	–16.5%
Interest expense	–2.6%	–0.3%
Income tax benefit	—	–6.6%

Net loss	–22.6%	–10.2%

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Net revenue. Net revenue decreased $1.5 million, or 8.0%, to $16.8 million during the first quarter of 2013 from $18.3 million during the first quarter of 2012. The revenue decline reflects lower prices paid by customers as a result of pricing pressures within the solar installation market. We deployed solar energy systems totaling 4.6 megawatts during the first quarter of 2013, an increase of 23% over the first quarter of 2012. However, the increase in volume was more than offset by the decrease in the average per watt selling price of our solar energy systems.

Gross profit. Gross profit decreased $1.8 million, or 28.6%, to $4.6 million during the first quarter of 2013 from $6.4 million during the first quarter of 2012. As a percentage of net revenue, gross profit decreased to 27.4% during the first quarter of 2013 from 35.2% during the first quarter of 2012. The margin decrease reflects the impact of lower average selling price.

Selling and operating expenses. Selling and operating expenses decreased $1.7 million, or 21.3%, to $6.2 million during the first quarter of 2013 from $7.9 million during the first quarter of 2012. As a percentage of net revenue, selling and operating expenses decreased to 37.1% during the first quarter of 2013 from 43.4% during the first quarter of 2012. The decrease in selling and operating expenses is attributable to reduction in payroll and other personnel costs associated with the integration of Alteris, as well as other cost saving initiatives.

General and administrative expenses. General and administrative expenses increased $0.2 million, or 14.1%, to $1.7 million during the first quarter of 2013 from $1.5 million during the first quarter of 2012. As a percentage of net revenue, general and administrative expenses increased to 10.3% during the first quarter of 2013 from 8.3% during the first quarter of 2012. The increase in general and administrative expenses is due to legal fees and other costs incurred to comply with applicable NASDAQ listing requirements.

Interest expense. Interest expense increased $0.4 million to $0.4 million during the first quarter of 2013 from $0.1 million during the first quarter of 2012. The increase is attributable to the $5.15 million increase in our related party debt, which bears interest at an annual rate of 10% and the amortization of the warrants issued to Silicon Valley Bank.

Net loss. As a result of the above factors, our net loss during the first quarter of 2013 was $3.8 million, or $0.14 per share, as compared to a net loss of $1.9 million, or $0.07 per share, during the first quarter of 2012.

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

To the extent we have or can arrange available capital, we plan to evaluate appropriate acquisitions and other opportunities to expand our sales territories, technologies, and products and increase our sales and marketing programs as needed. We did not have any material commitments for capital expenditures as of March 31, 2013, and we do not presently have any plans for future material capital expenditures.

On March 27, 2013, our wholly owned subsidiaries Real Goods Energy Tech, Inc., Real Goods Trading Corporation, and Alteris Renewables, Inc. entered into a Third Loan Modification Agreement with Silicon Valley Bank (the “Loan Agreement Amendment”) pursuant to which the parties thereto agreed to certain amendments to the Loan and Security Agreement, dated as of December 19, 2011, among them (as amended by the First Loan Modification Agreement, dated as of August 28, 2012, and the Second Loan Modification and Reinstatement Agreement, dated as of November 13, 2012, and together with the Loan Agreement Amendment, the “Loan Agreement”).

Under the Loan Agreement, the amount of available credit under the revolving line of credit is $6.5 million, subject to the Borrowing Base (as defined in the Loan Agreement) of 75% of Eligible Accounts (as defined in the Loan Agreement). At March 31, 2013, our borrowing base availability was $5.8 million. On May 6, 2013, the borrowing base was greater than $6.5 million. The Loan Amendment extended the maturity date from March 31, 2013 to September 30, 2013. The Loan Agreement provides for an interest rate on borrowings of the greater of the bank’s prime rate or 4.00%, plus 4.75%. The interest rate accruing on borrowings during a Streamline Period (as defined in the Loan Agreement) increased from the greater of the bank’s prime rate or 4.00%, to the greater of the bank’s prime rate or 4.00%, plus 2.00%.

As amended, the Loan Agreement now requires the borrowers to pay a final payment fee of $60,000 in cash upon termination or maturity of the revolving line of credit. The final payment fee will be reduced to $40,000 if we raise at least $3.0 million in net proceeds through a public offering of our Class A common stock prior to August 31, 2013.

The borrowers paid Silicon Valley Bank a $60,000 extension fee and agreed to reimburse the bank for certain expenses incurred in connection with entering into the Loan Agreement Amendment.

On May 10, 2013, we entered into a consent agreement with Silicon Value Bank to extend until June 30, 2013 the requirement that we obtain net proceeds of not less than $3.4 million from borrowing under a new subordinated debt agreement. In addition, until receipt of such proceeds, we agreed to deposit the $500,000 of unrestricted cash, which we are required to maintain under the terms of the SVB Loan, in a restricted account at the bank. We are presently exploring new financing alternatives that we believe will comply with the subordinated debt requirement, though there can be no assurance that we will be able to complete such a financing by June 30, 2013 in order to comply with the requirement

Upon the closing of the Alteris transaction on December 19, 2011, we received commitments from Riverside to make a single loan to us of up to $3.15 million and from Gaiam to loan us up to $1.7 million. Gaiam funded its loan commitment on December 30, 2011. Riverside loaned us $3.0 million on May 3, 2012 and another $150,000 on June 20, 2012. The loans originally were for a period of 12 months. The maturity dates for these loans have been extended and Gaiam’s $1.7 million loan is now due April 30, 2014, Riverside’s $3.0 million loan is due May 4, 2014 and Riverside’s $150,000 loan is due June 20, 2014. The loans bear interest at a rate of 10%. If we repay the loans owed to Riverside on or before their respective maturity date, the accrued interest is waived.

On November 13, 2012, we entered into a Loan Commitment with Gaiam and Riverside pursuant to which each agreed to advance to us up to an additional $1.0 million in cash upon request from us until March 31, 2013 at an annual interest rate of 10% and with an original maturity date of April 26, 2013. During December 2012, we requested and received an advance of $1.0 million from each of Gaiam and Riverside under this Loan Commitment. The maturity date for these loans has been extended until April 26, 2014. Furthermore, as required by the Loan Commitment, we executed with Gaiam an option agreement permitting Gaiam to purchase for $0.2 million all tenant improvements constructed by us in our principal office space leased by us from Gaiam and we amended our lease to cancel, effective March 28, 2013, the $3 per square foot credit set forth in the current lease.

The loans from Gaiam and Riverside are subordinate to all indebtedness for borrowed money owed by us to any lenders unaffiliated with us. Payment of the unpaid principal and all accrued but unpaid interest under a loan is accelerated and becomes immediately due and payable upon the occurrence of certain events related to proceedings under bankruptcy, insolvency, receivership or similar laws, the appointment of a receiver, trustee, custodian, sequestrator, conservator or similar official for our company or a substantial part of our assets, and our making a general assignment for the benefit of creditors.

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

At March 31, 2013, there was approximately $0.8 million of available borrowing capacity under our revolving line of credit with Silicon Value Bank. We also have $4.3 million of net working capital, including $3.5 million of cash. Our cash used from operations of $5.4 million was higher than originally planned for the quarter due to the acceleration in timing of certain cash payments. As a result of the acceleration of certain payments, we expect the cash expenditures for the remainder of the year to be lower than our original plan and we believe we are on pace with our budgeted cash requirements for the year. In addition, we will continue to make operational improvements to reduce our operating cash requirements. Operational initiatives to reduce costs include productivity enhancements within support functions through greater use of information technology and other process improvements and greater project level control over working capital deployed and labor utilization. While there can be no assurances, we believe that our existing capital resources along with savings through further operational efficiencies are sufficient to fund our continuing operations, execute on our business plan and meet our current debt repayment obligations until March 31, 2014, assuming that we are successful in extending the maturity date of our existing revolving line of credit with Silicon Valley Bank. However, no assurance can be given that we will successfully reduce cash requirements from operations through operational efficiencies, execute on our business plan or renew our revolving credit facility with Silicon Valley Bank. Further, our projected cash needs may change as a result of unforeseen operational difficulties or other factors.

If we are unable to extend the maturity date of our revolving line of credit with Silicon Valley Bank or encounter unplanned operational difficulties, we currently will not have sufficient funds to repay our debt when it comes due on September 30, 2013 or to fund our operating cash needs for the next twelve months. These circumstances would require us to obtain financing from another source or raise additional capital through debt financing, equity financing or capital contributions from shareholders, if available to us. We are continuing to explore new financing alternatives with other financial institutions, including a new credit facility to replace the Silicon Valley Bank revolving line of credit, and have engaged an investment bank to seek additional capital. There can be no assurance that we will successfully obtain new financing or additional capital.

Cash Flows

The following table summarizes our primary sources (uses) of cash during the periods presented:

	Three Months Ended March 31,
(in thousands)	2013	2012
Net cash provided by (used in):
Operating activities	$(5,434)	$(10,564)
Investing activities	(27)	24
Financing activities	(1,407)	6,415

Net change in cash	$(6,868)	$(4,125)

Operating activities. Our operating activities used net cash of $5.4 million and $10.6 million during the first quarters of 2013 and 2012, respectively. Our net cash used by operating activities during the first quarter of 2013 was primarily attributable to decreased accounts payable and accrued liabilities of $9.0 million and our net loss of $3.8 million, partially offset by decreased costs in excess of billings on uncompleted contracts and accounts receivable of $3.6 million and $3.0 million, respectively, noncash adjustment of $0.9 million, and increased deferred revenue of $0.2 million. Our net cash used by operating activities during the first quarter of 2012 was primarily attributable to decreased accounts payable and accrued liabilities of $13.2 million, our net loss of $1.9 million, decreased deferred revenue and billings in excess of costs on uncompleted contracts of $0.9 million and $0.7 million, respectively, and noncash adjustments to our net loss of $0.7 million, partially offset by decreased accounts receivable of $6.2 million and increased payable to Gaiam of $0.9 million.

Investing activities. Our investing activities used net cash of $27,000 and provided net cash of $24,000 during the first quarters of 2013 and 2012, respectively. Our net cash used in investing activities during the first quarter of 2013 was used to acquire property and equipment. Our net cash provided by investing activities during the first quarter of 2012 was the result of a decrease in restricted cash of $172,000, partially offset by the use of cash to acquire property and equipment of $148,000.

Financing activities. Our financing activities used net cash of $1.4 million and provided net cash of $6.4 million during the first quarters of 2013 and 2012, respectively. Our net cash used by financing activities during the first quarter of 2013 was from payments on our line of credit for $1.3 million and for debt and capital lease obligations of $0.1 million. Our net cash provided by financing activities during the first quarter of 2012 was primarily from borrowings on our line of credit of $6.5 million, partially offset by payments on debt and capital lease obligations of $0.1 million.

Off-Balance Sheet Arrangements

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as special purpose entities or variable interest entities, which have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes.

Risk Factors

We wish to caution you that there are risks and uncertainties that could cause our actual results to be materially different from those indicated by forward looking statements that we make from time to time in filings with the Securities and Exchange Commission, news releases, reports, proxy statements, registration statements and other written communications as well as oral forward looking statements made from time to time by our representatives. These risks and uncertainties include, but are not limited to, those risks listed in our Annual Report on Form 10-K for the year ended December 31, 2012. Except for the historical information contained herein, the matters discussed in this analysis are forward-looking statements that involve risk and uncertainties, including, but not limited to, general economic and business conditions, competition, pricing, brand reputation, consumer trends, and other factors which are often beyond our control. We do not undertake any obligation to update forward-looking statements except as required by law.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) at the end of the period covered by this report. Based on such evaluation, our management concluded that, at the end of such period, our disclosure controls and procedures were effective in alerting them, on a timely basis, to material information required to be disclosed in the reports that we file or furnish under the Exchange Act.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we are involved in legal proceedings that we consider to be in the normal course of business. We do not believe that any of these proceedings will have a material adverse effect on our business.

Item 1A.	Risk Factors

No material changes.

Item 5.	Other Information

On May 10, 2013, the Company and John Schaeffer entered into an agreement whereby, in consideration of Mr. Schaeffer’s long standing contribution to the Company as the founder of Real Good Trading Corporation, as Chief Executive Officer of the Company from January to November 2008, and as its current General Manager, Retail & Distribution, the Company granted Mr. Schaeffer the following additional compensation and severance eligibility. Upon the occurrence of a change of control (as defined below), Mr. Schaeffer is entitled to a change of control bonus equal to $250,000. If the Company terminates Mr. Schaeffer’s employment without cause (as defined below), or if Mr. Schaeffer chooses to retire, provided the Company and Mr. Schaeffer mutually agree upon the effective date of such retirement, then Mr. Schaeffer is entitled to receive severance payments equal to $200,000, payable in equal monthly installments over a twelve month period. Pursuant to the terms of the agreement, Mr. Schaeffer is entitled to receive a change of control bonus or severance payments, but in no event shall he receive both a change of control bonus and severance payments.

“Cause” means (a) misappropriation of funds, (b) conviction of a crime involving moral turpitude, (c) gross negligence in the performance of duties, (d) breach of fiduciary duty to the Company or (e) material breach of any contractual obligations to the Company.

“Change of control” is defined as a new, or an existing shareholder currently owning less than 10% of our shares, becoming a majority shareholder.

Item 6.	Exhibits

a)	Exhibits.

Exhibit No.	Description

10.1	Form of Amended and Restated Promissory Note in the principal amount of $1.7 million issued to Gaiam, Inc. on March 27, 2013 (1)

10.2	Form of Amended and Restated Promissory Note issued to Riverside Renewable Energy Investments, LLC on March 27, 2013 in the principal amounts of $3 million and $150 thousand, respectively (2)

10.3	Third Loan Modification Agreement, dated as of March 27, 2013, among Silicon Valley Bank, Real Goods Energy Tech, Inc., Real Goods Trading Corporation, and Alteris Renewables, Inc. (3)

10.4	Warrant issued to Silicon Valley Bank on March 26, 2013 pursuant to the Second Loan Modification and Reinstatement Agreement (4)

10.5	Warrant issued to Silicon Valley Bank on March 27, 2013 pursuant to the Third Loan Modification Agreement (5)

10.6	Form of Amended and Restated Promissory Note issued to Gaiam, Inc. and Riverside Renewable Energy Investment LLC on March 27, 2013 pursuant to the Loan Commitment, dated as of November 13, 2012 (6)

10.7	Employment Letter, dated as of January 29, 2013, between Anthony DiPaolo and Real Goods Solar, Inc. (filed herewith)

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of the Principal Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

Exhibit No.	Description

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS***	XBRL Instance Document.

101.SCH***	XBRL Taxonomy Extension Schema.

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF***	XBRL Taxonomy Extension Definition Linkbase.

101.LAB***	XBRL Taxonomy Extension Label Linkbase.

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith
**	Furnished herewith
***	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.
†	Indicates management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to Exhibit 10.18 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013 (No. 001-34044).
(2)	Incorporated by reference to Exhibit 10.19 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013 (No. 001-34044).
(3)	Incorporated by reference to Exhibit 10.20 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013 (No. 001-34044).
(4)	Incorporated by reference to Exhibit 10.21 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013 (No. 001-34044).
(5)	Incorporated by reference to Exhibit 10.22 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013 (No. 001-34044).
(6)	Incorporated by reference to Exhibit 10.23 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013 (No. 001-34044).
(7)	Incorporated by reference to Exhibit 99.1 to Real Goods Solar’s Current Report on Form 8-K filed February 5, 2013 (No. 001-34044).

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf, by the undersigned, thereunto duly authorized.

Real Goods Solar, Inc.
(Registrant)

Date: May 15, 2013	By:	/s/ Kam Mofid
Kamyar (Kam) Mofid
Chief Executive Officer (authorized officer)

Date: May 15, 2013	By:	/s/ Anthony DiPaolo
Anthony DiPaolo
Chief Financial Officer
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Form of Amended and Restated Promissory Note in the principal amount of $1.7 million issued to Gaiam, Inc. on March 27, 2013 (1)

10.2	Form of Amended and Restated Promissory Note issued to Riverside Renewable Energy Investments, LLC on March 27, 2013 in the principal amounts of $3 million and $150 thousand, respectively (2)

10.3	Third Loan Modification Agreement, dated as of March 27, 2013, among Silicon Valley Bank, Real Goods Energy Tech, Inc., Real Goods Trading Corporation, and Alteris Renewables, Inc. (3)

10.4	Warrant issued to Silicon Valley Bank on March 26, 2013 pursuant to the Second Loan Modification and Reinstatement Agreement (4)

10.5	Warrant issued to Silicon Valley Bank on March 27, 2013 pursuant to the Third Loan Modification Agreement (5)

10.6	Form of Amended and Restated Promissory Note issued to Gaiam, Inc. and Riverside Renewable Energy Investment LLC on March 27, 2013 pursuant to the Loan Commitment, dated as of November 13, 2012 (6)

10.7	Employment Letter, dated as of January 29, 2013, between Anthony DiPaolo and Real Goods Solar, Inc. (filed herewith)

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS***	XBRL Instance Document.

101.SCH***	XBRL Taxonomy Extension Schema.

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF***	XBRL Taxonomy Extension Definition Linkbase.

101.LAB***	XBRL Taxonomy Extension Label Linkbase.

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith
**	Furnished herewith
***	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.
†	Indicates management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to Exhibit 10.18 to Real Goods Solar’s Annual Report on Form 10-K filed April 2, 2013 (No. 001-34044).
(2)	Incorporated by reference to Exhibit 10.19 to Real Goods Solar’s Annual Report on Form 10-K filed April 2, 2013 (No. 001-34044).
(3)	Incorporated by reference to Exhibit 10.20 to Real Goods Solar’s Annual Report on Form 10-K filed April 2, 2013 (No. 001-34044).
(4)	Incorporated by reference to Exhibit 10.21 to Real Goods Solar’s Annual Report on Form 10-K filed April 2, 2013 (No. 001-34044).
(5)	Incorporated by reference to Exhibit 10.22 to Real Goods Solar’s Annual Report on Form 10-K filed April 2, 2013 (No. 001-34044).
(6)	Incorporated by reference to Exhibit 10.23 to Real Goods Solar’s Annual Report on Form 10-K filed April 2, 2013 (No. 001-34044).
(7)	Incorporated by reference to Exhibit 99.1 to Real Goods Solar’s Current Report on Form 8-K filed February 5, 2013 (No. 001-34044).