Form 10-Q
period 2013-06-30
Real Goods Solar, Inc.
filed 2013-08-13
CIK 1425565

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 8, 2013
Class A Common Stock ($.0001 par value)	30,228,266

REAL GOODS SOLAR, INC.

FORM 10-Q

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report may contain forward-looking statements that involve risks and uncertainties. Forward-looking statements provide our current expectations and forecasts about future events, and include statements regarding our future results of operations and financial position, business strategy, budgets, projected costs, plans and objectives of management for future operations. The words “anticipate,” “believe,” “plan,” “estimate,” “expect,” “strive,” “future,” “intend,” “may” and similar expressions as they relate to us are intended to identify such forward-looking statements. Readers are urged not to place undue reliance on these forward looking statements, which speak only as of the date made. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors set forth in the section entitled “RISK FACTORS” and elsewhere in this report. Risks and uncertainties that could cause actual results to differ include, without limitation, the level of government subsidies and economic incentives for solar energy, general economic conditions, adoption of solar energy technologies, pricing, including pricing of conventional energy sources, construction risks, changing regulatory environment, changing energy technologies, our geographic concentration, our business plan, acquisitions, integration of acquired businesses, insufficient cash flow, indebtedness, loss of key personnel, brand value, litigation, merchandise and solar panel supply problems, construction costs, competition, third party financing costs, customer satisfaction, product liabilities, warranty and service claims, credit risk, non-compliance with NASDAQ continued listing standards, volatile market price of our Class A common stock, “penny stock” rules, security analyst coverage of our Class A common stock, dilution for shareholders upon the exercise of warrants, limited public trading market, the significant ownership and voting power of our Class A common stock held by Gaiam, Inc. (“Gaiam”) and Riverside Renewable Energy Investment LLC (“Riverside”), our historical association with Gaiam, our inability to resolve disputes with Gaiam, conflicts of interest between some of our directors and Gaiam or Riverside, a future sale of securities by Gaiam or Riverside, our inability to successfully consummate the proposed merger with mercury Energy, Inc. (“Mercury”) and other risks and uncertainties included in our filings with the SEC. We caution you that no forward-looking statement is a guarantee of future performance, and you should not place undue reliance on these forward-looking statements which reflect our view only as of the date of this report. We undertake no obligation to update any forward-looking information.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Unaudited Interim Condensed Consolidated Financial Statements

We have prepared our unaudited interim condensed consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to these rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In our opinion, the unaudited interim condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly, in all material respects, our consolidated financial position as of June 30, 2013, the interim results of operations for the three and six months ended June 30, 2013 and 2012, and cash flows for the six months ended June 30, 2013 and 2012. These interim statements have not been audited. The balance sheet as of December 31, 2012 was derived from our audited consolidated financial statements included in our annual report on Form 10-K. The interim condensed consolidated financial statements contained herein should be read in conjunction with our audited financial statements, including the notes thereto, for the year ended December 31, 2012.

REAL GOODS SOLAR, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash	$6,859	$10,390
Accounts receivable, net	10,194	13,902
Costs in excess of billings on uncompleted contracts	2,749	5,288
Inventory, net	4,697	5,711
Other current assets	1,710	3,026

Total current assets	26,209	38,317
Property and equipment, net	3,596	3,991

Total assets	$29,805	$42,308

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Line of credit	$—	$6,498
Accounts payable	10,183	15,951
Accrued liabilities	3,315	4,943
Billings in excess of costs on uncompleted contracts	2,474	2,975
Related party debt	3,600	6,850
Other current liabilities	776	723

Total current liabilities	20,348	37,940
Related party debt	3,150	—
Common stock warrant liability	3,702	—
Other liabilities	696	443

Total liabilities	27,896	38,383

Commitments and contingencies
Shareholders’ equity:
Class A common stock, $.0001 par value, 150,000,000 shares authorized, 30,040,212 and 26,693,696 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	3	3
Additional paid-in capital	86,870	82,185
Accumulated deficit	(84,964)	(78,263)

Total shareholders’ equity	1,909	3,925

Total liabilities and shareholders’ equity	$29,805	$42,308

See accompanying notes.

REAL GOODS SOLAR, INC.

Condensed Consolidated Statements of Operations

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share data)	2013	2012	2013	2012
	(unaudited)		(unaudited)
Net revenue	$20,666	$21,447	$37,458	$39,703
Cost of goods sold	15,898	16,128	28,099	27,957

Gross profit	4,768	5,319	9,359	11,746

Expenses:
Selling and operating	6,088	7,600	12,317	15,515
General and administrative	1,851	1,679	3,579	3,194

Total expenses	7,939	9,279	15,896	18,709

Loss from operations	(3,171)	(3,960)	(6,537)	(6,963)
Interest and other expense	263	(110)	(164)	(159)

Loss before income taxes	(2,908)	(4,070)	(6,701)	(7,122)
Income tax benefit	—	(1,552)	—	(2,748)

Net loss	$(2,908)	$(2,518)	$(6,701)	$(4,374)

Net loss per share:
Basic	$(0.11)	$(0.09)	$(0.25)	$(0.16)

Diluted	$(0.11)	$(0.09)	$(0.25)	$(0.16)

Weighted-average shares outstanding:
Basic	27,804	26,669	27,253	26,669

Diluted	27,804	26,669	27,253	26,669

See accompanying notes.

REAL GOODS SOLAR, INC.

Condensed Consolidated Statements of Cash Flows

	For the Six Months Ended June 30,
(in thousands except share data)	2013	2012
	(unaudited)
Operating activities

Net loss	$(6,701)	$(4,374)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	411	580
Amortization	—	195
Share-based compensation	208	293
Deferred income tax benefit	—	(2,796)
Deferred interest on related party debt	368	—
Change in fair value of common stock warrant liability	(690)	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	3,707	6,990
Costs in excess of billings on uncompleted contracts	2,539	2,803
Inventory, net	1,014	4,090
Other current assets	1,309	(341)
Accounts payable	(5,768)	(20,031)
Accrued liabilities	(1,350)	(635)
Billings in excess of costs on uncompleted contracts	(501)	390
Other current liabilities	53	(1,726)

Net cash used in operating activities	(5,401)	(14,562)

Investing activities
Purchase of property and equipment	(16)	(288)
Change in restricted cash	—	172

Net cash used in investing activities	(16)	(116)

Financing activities

Proceeds from issuance of common stock and warrants, net	8,414	—
Principal borrowings (payments) on revolving line of credit, net	(6,498)	6,500
Principal payments on debt and capital lease obligations, net	(108)	(190)
Exercise of stock options	78	—
Principal (repayments) borrowings from related party	—	3,150

Net cash provided by financing activities	1,886	9,460

Net change in cash	(3,531)	(5,218)
Cash at beginning of period	10,390	11,813

Cash at end of period	$6,859	$6,595

Supplemental cash flow information
Income taxes paid	$8	$47
Interest paid	$278	$134

Non-cash items
Common stock warrant liability recorded in conjunction with equity funding	$4,392	$—
Issuance of warrants to purchase 212,555 shares in conjunction with bank debt extension	$278	$—
Class A common stock issued in conjunction with debt conversion, 62,111 shares	$100	$—

See accompanying notes.

Notes to Condensed Consolidated Financial Statements

1. Organization, Nature of Operations, and Principles of Consolidation

Real Goods Solar, Inc. (“the Company”) is a leading residential and commercial solar energy integrator. The Company incorporated in Colorado on January 29, 2008. The Company’s initial public offering of common stock occurred on May 7, 2008.

The Company has prepared the accompanying unaudited interim condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States, or GAAP, including its accounts and those of its subsidiaries. Intercompany transactions and balances have been eliminated.

The unaudited condensed consolidated financial position, results of operations and cash flows for the interim periods disclosed in this report are not necessarily indicative of future financial results.

Amounts are reported in thousands, except share, per share and monthly amounts, or as otherwise noted. Certain prior period amounts have been reclassified to conform to the current period presentation.

Liquidity and Financial Resources Update

The Company has experienced recurring losses in recent years, including $47,206 for the fiscal year ended December 31, 2012 and a loss of $6,701 for the six months ended June 30, 2013. The Company believes the seasonality of its operations, investments in its selling and marketing efforts and reductions in operating expenses will significantly reduce future losses. The Company increased its financial resources during the six months ended June 30, 2013. On June 3, 2013, the Company closed a private placement with unaffiliated investors resulting in the Company receiving net proceeds of $8,414 (See Note 7. Shareholders’ Equity). At June 30, 2013 the Company has cash of $6,859 and unused borrowing capacity of $5,247 with Silicon Valley Bank. As of June 30, 2013, the Company had no outstanding borrowings under its revolving credit facility. The Company does not believe it will borrow against the facility prior to September 30, 2013.

The Company’s revolving line of credit with Silicon Valley Bank (See Note 4. Revolving Line of Credit) matures on September 30, 2013. The Company is presently discussing an extension of the revolving line of credit with Silicon Valley Bank.

The Company believes it has sufficient resources to operate through June 30, 2014 and that a replacement revolving line of credit will be in place prior to maturity of the Silicon Valley Bank line of credit on September 30, 2013. However, there can be no assurance that the Company will be able to renew the revolving line of credit, continue to maintain sufficient receivables and maintain borrowing availability under the revolving line of credit, continue to reduce its losses, have sufficient resources to continue to invest in its selling and marketing efforts or to otherwise expand its business, or be able to repay related party debt with Gaiam of $2,600 maturing in April 2014.

2. Significant Accounting Policies

The Company made no changes to its significant accounting policies during the three and six months ended June 30, 2013.

Use of Estimates and Reclassifications

The preparation of the condensed consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. The Company regularly makes significant estimates and assumptions including, but not limited to, the collectibility of accounts receivable, the valuation of inventories, the estimated total costs for long-term contracts used as a basis of determining percentage of completion for such contracts, the useful lives of equipment, the determination of accrued liabilities, the valuation of stock-based compensation, and the determination of valuation allowances associated with deferred tax assets. The Company bases its estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ materially from those estimates.

Warrant Accounting

The Company accounts for common stock warrants and put options in accordance with applicable accounting guidance provided in ASC 480, Liabilities – Distinguishing Liabilities from Equity, as either derivative liabilities or as equity instruments depending on the specific terms of the warrant agreement. The common stock warrants are accounted for as a liability due to a provision for the warrant holder to request redemption upon a change of control. We classify these derivative liabilities on the condensed consolidated balance sheets as a long term liability, which is revalued at each balance sheet date subsequent to the initial issuance. We use a modified binomial pricing model to value these derivative liabilities. The modified binomial pricing model, which is based, in part, upon unobservable inputs for which there is little or no market data, requires the Company to develop its own assumptions. The Company used the following assumptions for its common stock warrants. The risk-free interest rate for June 3, 2013 (issuance date) and June 30, 2013 were 1.03% and 1.03%, respectively. The volatility of the market price of the Company’s common stock for June 3, 2013 (issuance date) and June 30, 2013 were 102.93% and 102.93%, respectively. The expected average term of the warrant used for both periods was 5 years. There was no expected dividend yield for the warrants granted. In building the modified binomial model, the Company assumed a 15% probability of a change in control and used 20 nodes (See Note 3. Fair Value Measurements). As a result, if factors change and different assumptions are used, the warrant liability and the change in estimated fair value could be materially different. Changes in the fair value of the warrants are reflected in the condensed consolidated statement of operations as change in fair value of warrant liability, with an offsetting non-cash entry recorded as interest expense or benefit.

3. Fair Value Measurements

The Company complies with the provisions of FASB ASC No. 820, Fair Value Measurements and Disclosures (ASC 820), in measuring fair value and in disclosing fair value measurements. ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements required under other accounting pronouncements. FASB ASC No. 820-10-35, Fair Value Measurements and Disclosures- Subsequent Measurement (ASC 820-10-35), clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. ASC 820-10-35-3 also requires that a fair value measurement reflect the assumptions market participants would use in pricing an asset or liability based on the best information available. Assumptions include the risks inherent in a particular valuation technique (such as a pricing model) and/or the risks inherent in the inputs to the model.

ASC 820-10-35 discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The statement utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

Level 1 Inputs – Level 1 inputs are unadjusted quoted prices in active markets for assets or liabilities identical to those to be reported at fair value. An active market is a market in which transactions occur for the item to be fair valued with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2 Inputs – Level 2 inputs are inputs other than quoted prices included within Level 1. Level 2 inputs are observable either directly or indirectly. These inputs include: (a) Quoted prices for similar assets or liabilities in active markets; (b) Quoted prices for identical or similar assets or liabilities in markets that are not active, such as when there are few transactions for the asset or liability, the prices are not current, price quotations vary substantially over time or in which little information is released publicly; (c) Inputs other than quoted prices that are observable for the asset or liability; and (d) Inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3 Inputs – Level 3 inputs are unobservable inputs for an asset or liability. These inputs should be used to determine fair value only when observable inputs are not available. Unobservable inputs should be developed based on the best information available in the circumstances, which might include internally generated data and assumptions being used to price the asset or liability.

When determining the fair value measurements for assets or liabilities required or permitted to be recorded at and/or marked to fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability. When possible, the Company looks to active and observable markets to price identical assets. When identical assets are not traded in active markets, the Company looks to market observable data for similar assets.

The following tables summarize the basis used to measure certain financial assets and liabilities at fair value on a recurring basis in the condensed consolidated balance sheets:

Basis of Fair Value Measurements

Balance at June 30, 2013 (in thousands, except per share data)	Total	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Common stock warrant liability	$3,702	$—	$—	$3,702

The following tables show reconciliations of the beginning and ending balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs (i.e. Level 3) for the six months ended June 30, 2013:

Common Stock Warrant Liability	Fair Value Measurements Using Significant Unobservable Inputs
Beginning of period	$—
Issuance of common stock warrants	4,392
Change in the fair value of common stock warrant liability	(690)

Fair value of common stock warrant liability at June 30, 2013	3,702

The following summarizes the valuation technique for assets and liabilities measured and recorded at fair value:

Common stock warrant liability: For our level 3 securities, which represent common stock warrants, fair value is based on a modified binomial pricing model which is based, in part, upon unobservable inputs for which there is little or no market data, requiring the Company to develop its own assumptions (See Note 2. Significant Accounting Policies). The Company used a market approach to valuing the derivative liabilities.

4. Revolving Line of Credit

Under a loan agreement, as amended, with Silicon Valley Bank, the Company has a revolving line of credit that provides for advances for the lesser of $6,500 or a borrowing base availability of 75% of eligible accounts receivable (“SVB Loan”). At June 30, 2013, our borrowing base availability was $5,247. All borrowings are collateralized by a security interest in substantially all of the Company’s assets other than its interests in Alteris Project Financing Company LLC, and bear interest at the greater of the bank’s prime rate or 4.00% plus 4.75%. The interest rate accruing on borrowings during a Streamline Period (as defined in the SVB Loan) is the greater of the bank’s prime rate or 4.00%, plus 2.00%. The original maturity date for the SVB Loan was August 31, 2012; following several amendments to the agreement, the maturity date of the SVB Loan was extended to September 30, 2013. The line of credit has a facility fee of 0.5% per year of the average daily unused portion of the available line of credit during the applicable calendar quarter. The Company may reserve up to $500 for stand-by letters of credit under the line of credit. The SVB Loan establishing the line of credit contains various covenants, including a covenant requiring compliance with a liquidity ratio. The SVB Loan initially required the Company to pay a final payment fee of $60 upon termination or maturity of the revolving line of credit. In accordance with the terms of the SVB Loan, SVB reduced the final payment fee to $40 based on the equity funding in excess of $3,000 completed on June 3, 2013. As of June 30, 2013, the Company had no outstanding borrowings under this facility.

Pursuant to the second and third loan modification agreements for the SVB Loan, on March 26, 2013 and March 27, 2013, the Company issued warrants to SVB to purchase 106,557 and 105,978 shares of Class A common stock at per share exercise prices of $1.83 and $1.84, respectively (collectively, the “SVB Warrants”). Each warrant expires 7 years from the date of issuance. The company determined the warrants had a combined estimated fair value of $278 on the dates of their issuances, which the Company recognized as discounts to the SVB Loan, with the offsets recorded to additional paid-in capital. The Company determined the fair values of the warrants using the Black-Scholes valuation model, which is affected by historical stock price volatility as well as the Company’s assumptions regarding expected life (level three of the fair value hierarchy). The SVB Loan discounts are amortized to interest expense over the remaining term of the SVB Loan using the interest method. On June 18, 2013, SVB exercised the warrants in a cashless transaction, resulting in the net issuance of 78,973 shares of Class A common stock to SVB. At June 30, 2013, the SVB Loan discounts had a combined unamortized balance of $67.

On May 10, 2013, the Company entered into a consent agreement with SVB to extend until June 30, 2013 the requirement that it obtain net proceeds of not less than $3,400 from borrowings under a new subordinated debt agreement. In addition, until receipt of such proceeds, the Company agreed to deposit with Silicon Valley Bank $500 of unrestricted cash, which it was required to maintain under the terms of the SVB Loan, in a restricted account at the bank. On June 3, 2013, the Company closed on the private placement of Class A common shares and warrants described in Note 6, realizing net proceeds on $8,414. SVB determined that the private placement meets the terms of the consent agreement. Consequently SVB released the restricted cash.

5. Related Party Debt

The Company’s outstanding related party debt at June 30, 2013 consisted of $2,600 from Gaiam and $4,150 from Riverside.

The Gaiam loans mature as follows: $1,000 on April 26, 2014 and $1,600 on April 30, 2014. These loans bear interest at an annual rate of 10% and are subordinated to the Company’s SVB Loan. On April 23, 2013, the Company entered into a conversion agreement with Gaiam pursuant to which the principal amount of Gaiam’s $1,700 promissory note dated March 27, 2013 was reduced by $100 in exchange for 62,111 shares of Class A common stock. The conversion ratio was determined based on the closing market price of the Company’s Class A common stock on the date of the agreement.

On May 21, 2013, the Company and Riverside extended the maturity dates of two loans in the aggregate principal amount of $3,150 made by Riverside to the Company. The maturity date of a $3,000 loan was extended from May 4, 2014 to September 3, 2014 and the maturity date of a $150 loan was extended from June 20, 2014 to October 29, 2014. These loans bear interest at an annual rate of 10% and are subordinated to the Company’s SVB Loan.

Accrued interest on the Company’s related party debt was $479 at June 30, 2013; $111 is reported in accrued liabilities and $368 is reported in other liabilities on our condensed consolidated balance sheet.

Gaiam and Riverside hold approximately 13.4% and 25.9% of the Company’s outstanding Class A common stock, respectively. Each is also a creditor of the Company. Pursuant to the terms of a Shareholders Agreement, Gaiam and Riverside each has the right to designate a certain number of individuals for appointment or nomination to our Board of Directors, tied to their respective ownership of our Class A common stock.

On May 28, 2013, Gaiam sold 6,017,500 shares of the Company’s Class A common shares. On June 11, 2013, Gaiam’s Chairperson resigned as the Company’s Chairperson. There are no amounts payable to Gaiam, other than debt and accrued interest, as of June 30, 2013.

6. Debt and Capital Lease Obligations

The Company’s debt, other than related party debt, consisted of the following at June 30, 2013:

(in thousands, except installment amounts and interest rates)	June 30, 2013
Notes payable to finance companies for the purchase of vehicles and equipment in 36 to 60 monthly installments totaling $10,020, including interest ranging from 2.9% to 10.35%. The notes are secured by vehicles and equipment	$117
Less – current portion of debt	(89)

Debt, net of current portion	$28

Maturities of debt are as follows:

(in thousands)	Years Ending December 31,
2013	$49
2014	66
2015	2

$117

The Company has vehicles financed under capital leases. The cost of the capitalized leased assets included in property and equipment is $2,067 and $2,000 at June 30, 2013 and December 31, 2012, respectively. Accumulated amortization of capitalized leased assets was $1,452 and $1,300 at June 30, 2013 and December 31, 2012, respectively. Amortization expense for capitalized leased assets was $51 and $85 for each of the three months ended June 30, 2013 and 2012, and $133 and $123 for the six months ended June 30, 2013 and 2012, respectively.

Our future minimum lease payments and capital lease obligations are as follows:

(in thousands)	At June 30, 2013
Year ending December 31,
2013	$153
2014	214
2015	173
2016	33
2017	12

Total future minimum lease payments	585
Less – amounts representing interest	(40)

Total capital lease obligations	545
Less – current portion of capital lease obligations	(244)

Capital lease obligations, net of current portion	$301

The current portions of debt and capital lease obligations are recorded in other current liabilities on the condensed consolidated balance sheet. Debt and capital lease obligations, each net of current portion, are recorded in other liabilities on the condensed consolidated balance sheet.

7. Shareholders’ Equity

During the three- and six-month periods ended June 30, 2013, the Company issued 2,756 and 6,923 shares of Class A common stock, respectively, in lieu of cash compensation, to its independent directors for services rendered during 2013. Additionally, the Company issued to employees 60,000 and 618,000 options, during the three- and six-month periods ending June 30, 2013, respectively, to purchase shares of Class A common stock upon vesting and exercise.

During March 2013, the Company issued warrants to purchase shares of our Class A common stock pursuant to our SVB Loan agreements (see Note 3. Revolving Line of Credit). On June 18, 2013, SVB completed a cashless exercise of the SVB Warrants resulting in the Company issuing 78,973 shares of Class A common stock to SVB. The cashless exercise is based on the closing price of the Company’s stock on the day before notification of exercise is received. On June 17, 2013, the Company’s stock closed at $2.92 per share.

On June 3, 2013, the Company closed the private placement (the “Private Placement”) contemplated by the Securities Purchase Agreement (the “SPA”) entered into on May 24, 2013 with unaffiliated investors (each an “Investor” and collectively, the “Investors”). Upon closing, the Company issued 3,366,974 shares of Class A common stock (the “Common Stock”) at a purchase price of $2.75 per share, or $9,259 in the aggregate, and Common Stock Purchase Warrants (the “Private Placement Warrants”) to purchase up to an aggregate of 1,683,488 shares of Common Stock with an exercise price of $2.75 per share, which are immediately exercisable and have a term of 5 years. The Company received net proceeds of $8,414 after offering expenses. Proceeds from the transaction will be used for general corporate and working capital purposes.

The Company reviewed the accounting treatment for the warrants issued under the Private Placement and determined the warrants met the applicable requirement under ASC 480 for classification as a liability (See Note 3. Fair Value Measurements). Under the terms of a Registration Rights Agreement between the Company and the Investors in conjunction with the Private Placement, the Company filed a Form S-3 Registration Statement with the SEC on June 20, 2013, for the purpose of registering under the Securities Act the shares of common stock issued pursuant to the Private Placement and the shares of common stock to be issued upon exercise of the Private Placement Warrants issued pursuant to the Private Placement. The SEC declared the registration statement effective on July 3, 2013.

8. Share-Based Payments

During the three and six-month periods ended June 30, 2013, the Company granted 60,000 and 618,000 new stock options, respectively, and cancelled 93,620 and 188,480 stock options, respectively, under its 2008 Long-Term Incentive Plan. The new stock options vest at 2% per month for the 50 months beginning in the eleventh month after date of grant.

On January 29, 2013, for 114 non-officer employees, the Company repriced their existing options to $1.00 per share, which represented the closing market price of the Class A common stock on that date. This modification resulted in total incremental share-based compensation expense of $63, with $25 immediately recognizable and $38 to be expensed over the remaining vesting periods of the options.

Total share-based compensation expense recognized was $87 and $147 for the three months ended June 30, 2013 and 2012, respectively, and $208 and $314 for the six months ended June 30, 2013 and 2012, respectively, and is reported in general and administrative expenses on our condensed consolidated statements of operations.

9. Income Taxes

The Company performed assessments of the realizability of its net deferred tax assets generated during the three and six months ended June 30, 2013, considering all available evidence, both positive and negative. As a result of these assessments, the Company concluded that it was more likely than not that none of our net deferred tax assets would be recoverable through the reversal of temporary differences and near term normal business results. During the three months ended June 30, 2013, the Company reduced its valuation allowance by $90 through a noncash charge. During the six months ended June 30, 2013, the Company established additional valuation allowances through a noncash charge of $1,442 to its income tax provision.

10. Net Loss Per Share

Basic net loss per share excludes any dilutive effects of options or warrants. The Company computes basic net loss per share using the weighted average number of common shares outstanding during the period. The Company computes diluted net loss per share using the weighted average number of common stock and common stock equivalents outstanding during the period. The Company excluded common stock equivalents of 2,137,007 and 2,186,534 for the three months ended June 30, 2013 and 2012, respectively, and 2,304,256 and 2,102,873 for the six months ended June 30, 2013 and 2012, respectively, from the computation of diluted net loss per share because their effect was antidilutive. The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2013	2012	2013	2012
Numerator for basic and diluted net loss per share	$(2,908)	$(2,518)	$(6,701)	$(4,374)
Denominator:
Weighted average shares for basic net loss per share	27,804	26,669	27,253	26,669
Effect of dilutive securities:
Weighted average of stock options, restricted stock awards, and warrants	—	—	—	—

Denominators for diluted net loss per share	27,804	26,669	27,253	26,669

Net loss per share – basic	$(0.11)	$(0.09)	$(0.25)	$(0.16)

Net loss per share – diluted	$(0.11)	$(0.09)	$(0.25)	$(0.16)

11. Subsequent Event

As disclosed in the Company’s Current Report on Form 8-K filed August 9, 2013, on August 8, 2013, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) whereby it will acquire Mercury, a widely-held private company in the solar engineering, procurement and construction industry. Upon the consummation of the merger upon satisfaction of all applicable closing conditions, the Company will issue 7.9 million shares of its Class A common stock as merger consideration, subject to certain adjustments described in the Merger Agreement. The acquisition is primarily aimed at strengthening our capabilities in selling and deploying commercial solar systems in the north east region. The merger is subject to the approval of the Company’s shareholders.

As disclosed in the Company’s Current Report on Form 8-K filed August 12, 2013, on August 9, 2013, the Company acquired the business operated by Syndicated Solar, Inc. (“Syndicated”), a Colorado-based solar engineering, procurement and construction firm, by acquiring substantially all of Syndicated’s assets. The Company paid net consideration of $2,500, plus 400,000 shares of its unregistered Class A common stock. Syndicated also has the potential to earn up to $500 in additional earn-out payments following the close of the 2013 fiscal year and an additional 1.3 million shares of unregistered Class A common stock in performance based earn-outs over the next two and half year period. The acquisition enables the Company to expand its residential solar operations in Colorado and California and to expand its sales presence into the state of Missouri.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company recommends users read the following discussion and analysis of its financial condition and results of operations in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this document. This section is designed to provide information that will assist in understanding the Company’s condensed consolidated financial statements, changes in certain items in those statements from period to period, the primary factors that caused those changes and how certain accounting principles, policies and estimates affect the condensed consolidated financial statements.

Overview

We are a leading residential and commercial solar energy engineering, procurement and construction firm. We also perform most of our own sales and marketing activities to generate leads and secure projects. We offer turnkey services, including design, procurement, permitting, build-out, grid connection, financing referrals and warranty and customer satisfaction activities. Our solar energy systems use high-quality solar photovoltaic modules. We use proven technologies and techniques to help customers achieve meaningful savings by reducing their utility costs. In addition, we help customers lower their emissions output and reliance upon fossil fuel energy sources.

We, including our predecessors, have 35 years of experience in residential solar energy and trace our roots to 1978, when Real Goods Trading Corporation sold the first solar photovoltaic panels in the United States. We have designed and installed more than 14,500 residential and commercial solar systems since our founding. Our focused customer acquisition approach and our efficiency in converting customer leads into sales enable us to have what we believe are competitive customer acquisition costs that we continuously focus on improving.

We continue to expect strong demand for both residential and commercial solar installations in the United States. As one of the few solar installers with a relatively strong national footprint, we expect to capitalize on our expanded footprint and the evolving U.S. solar industry.

Amounts in the following discussion and analysis are reported in thousands, except share and per share amounts or where otherwise noted.

Recent Developments

On June 3, 2013, we closed a private placement of securities and issued 3,366,974 shares of Class A common stock and warrants to purchase an aggregate of 1,683,488 shares of Class A common stock for an aggregate purchase price of $9,259 (approximately $8,414, net of associated offering costs). See Note 6 (Shareholders’ Equity) of the Notes to Condensed Consolidated Financial Statements for further details.

Based on a Form 4, as amended, filed by Gaiam, we understand that Gaiam sold an aggregate of 6,017,500 shares of our Class A common stock on May 28, 2013, reducing its ownership of our Class A common stock to approximately 13.4% of our issued and outstanding Class A common stock after the closing of our June 3, 2013 private placement.

As a result, we believe that Riverside is now our largest shareholder, holding approximately 25.9% of our issued and outstanding Class A common stock after the closing of our June 3, 2013 private placement.

On June 11, 2013, Jirka Rysavy resigned as Chairman of our board of directors. Mr. Rysavy is Chairman of the board of directors of Gaiam, Inc, formerly our largest shareholder.

On June 12, 2013, our board of directors unanimously appointed David Belluck as Chairman of our board of directors. Mr. Belluck is General Partner of Riverside Partners, LLC, a Boston-based, private equity investment firm affiliated with Riverside, and has been a company director since June 2011.

On August 8, 2013, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) whereby we will acquire Mercury Energy, Inc. (“Mercury”), a widely-held private company in the solar engineering, procurement and construction industry. Upon the consummation of the merger and upon satisfaction of all applicable closing conditions, we will issue 7.9 million shares of its Class A common stock as merger consideration, subject to certain adjustments described in the Merger Agreement. The acquisition is primarily aimed at strengthening our capabilities in selling and deploying commercial solar systems in the north east region.

On August 9, 2013, we acquired the business operated by Syndicated Solar, Inc. (“Syndicated”), a Colorado-based solar engineering, procurement and construction firm, by acquiring substantially all of Syndicated’s assets. We paid net consideration of $2,500, plus 400,000 shares of our unregistered Class A common stock. Syndicated also has the potential to earn up to $500 in additional earn-out payments following the close of the 2013 fiscal year and an additional 1.3 million shares of unregistered Class A common stock in performance based earn-outs over the next two and half year period. The acquisition enables us to expand our residential solar operations in Colorado and California and to expand our sales presence into the state of Missouri.

Results of Operations

The following table sets forth certain financial data as a percentage of revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	76.9%	75.2%	75.0%	70.4%

Gross profit	23.1%	24.8%	25.0%	29.6%

Expenses:
Selling and operating	29.5%	35.5%	32.9%	39.1%
General and administrative	9.0%	7.8%	9.6%	8.0%

Total expenses	38.5%	43.3%	42.5%	47.1%

Loss from operations	–15.4%	–18.5%	–17.5%	–17.5%
Interest and other expense	1.3%	–0.5%	–0.4%	–0.4%
Income tax benefit	—%	7.3%	—%	6.9%

Net loss	–14.1%	–11.7%	–17.9%	–11.0%

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Net revenue. Net revenue decreased $781, or 3.6%, to $20,666 during the three months ended June 30, 2013, from $21,447 during the three months ended June 30, 2012. The revenue decline reflects lower prices paid by customers as a result of pricing pressures within the solar installation market. We deployed solar energy systems totaling 5.6 megawatts during the three months ended June 30, 2013, an increase of 17.8% over the same period last year. However, the increase in volume was more than offset by the decrease in the average per watt selling price of our solar energy systems.

Gross profit. Gross profit decreased $554, or 10.4%, to $4,768 during the three months ended June 30, 2013 from $5,319 during the three months ended June 30, 2012. As a percentage of net revenue, gross profit decreased to 23.1% during the three months ended June 30, 2013 from 24.8% during the three months ended June 30, 2012. The margin decrease reflects the impact of lower average selling price, net of lower average cost of goods sold.

Selling and operating expenses. Selling and operating expenses decreased $1,512, or 19.9%, to $6,088 during the three months ended June 30, 2013 from $7,600 during the three months ended June 30, 2012. As a percentage of net revenue, selling and operating expenses decreased to 29.5% during the three months ended June 30, 2013 from 35.5% during the three months ended June 30, 2012. The decrease in selling and operating expenses is attributable to reduction in payroll and other personnel costs associated with the integration of Alteris, as well as other cost saving initiatives.

General and administrative expenses. General and administrative expenses increased $172, or 10.2%, to $1,851 during the three months ended June 30, 2013 from $1,679 during the three months ended June 30, 2012. As a percentage of net revenue, general and administrative expenses increased to 9.0% during the three months ended June 30, 2013 from 7.8% during the three months ended June 30, 2012. The increase in general and administrative expenses is primarily due to increased legal and public company expenses incurred to comply with applicable NASDAQ listing requirements.

Interest and other expense. Interest and other expense decreased $373, from $110 during the three months ended June 30, 2012 to a benefit of $263, during the three months ended June 30, 2013. The decrease is primarily attributable to the non-cash adjustment to the fair value of the common stock warrant liability, partially offset by an increase in our related party debt, which bears interest at an annual rate of 10%, and the amortization of the warrants issued to Silicon Valley Bank.

Income tax benefit. Income tax benefit was reduced to $0 by a noncash benefit of $206.

Net loss. As a result of the above factors, our net loss during the three months ended June 30, 2013 was $2,908, or $0.11 per share, as compared to a net loss of $2,518, or $0.09 per share, during the three months ended June 30, 2012.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Net revenue. Net revenue decreased $2,245, or 5.7%, to $37,458 during the six months ended June 30, 2013 from $39,703 during the six months ended June 30, 2012. The revenue decline reflects lower prices paid by customers as a result of pricing pressures within the solar installation market. We deployed solar energy systems totaling 10.2 megawatts during the six months ended June 30, 2013, an increase of 20.1% over the six months ended June 30, 2012. However, the increase in volume was offset by the decrease in the average per watt selling price of our solar energy systems.

Gross profit. Gross profit decreased $2,387, or 20.3%, to $9,359 during the six months ended June 30, 2013 from $11,746 during the six months ended June 30, 2012. As a percentage of net revenue, gross profit decreased to 25.0% during the six months ended June 30, 2013 from 29.6% during the six months ended June 30, 2012. The margin decrease reflects the impact of lower average selling price.

Selling and operating expenses. Selling and operating expenses decreased $3,198, or 20.6%, to $12,317 during the six months ended June 30, 2013 from $15,515 during the six-month period ended June 30, 2012. As a percentage of net revenue, selling and operating expenses decreased to 32.9% during the six-month period ended June 30, 2013 from 39.1% during the six months ended June 30, 2012. The decrease in selling and operating expenses is attributable to reduction in payroll and other personnel costs associated with the integration of Alteris, as well as other cost saving initiatives.

General and administrative expenses. General and administrative expenses increased $395, or 12.1%, to $3,579 during the six-month period ended June 30, 2013 from $3,194 during the six months ended June 30, 2012. As a percentage of net revenue, general and administrative expenses increased to 9.6% during the six-month period ended June 30, 2013 from 8.0% during the six-month period ended June 30, 2012. The increase in general and administrative expenses is due to legal fees and other costs incurred to comply with applicable NASDAQ listing requirements.

Interest and other expense. Interest and other expense increased $5 to $164 during the six-month period ended June 30, 2013 from $159 during the six months ended June 30, 2012. The increase is primarily attributable to the increase in our related party debt, which bears interest at an annual rate of 10%, and the amortization of the warrants issued to Silicon Valley Bank, partially offset by the non-cash adjustment to the fair value of the common stock warrant liability.

Income tax benefit. Income tax benefit was reduced by a noncash charge of $296 to establish an additional valuation allowance for net deferred taxes generated during the six months ended June 30, 2013.

Net loss. As a result of the above factors, our net loss during the six months ended June 30, 2013 was $6,701, or $0.25 per share, as compared to a net loss of $4,374, or $0.16 per share, during the six months ended June 30, 2012.

Seasonality

Our quarterly net revenue and operating results for solar energy system installations are difficult to predict and have, in the past, and may, in the future, fluctuate from quarter to quarter as a result of changes in state, federal, or private utility company subsidies, as well as weather, economic trends and other factors. We have historically experienced seasonality in our solar installation business, with the first quarter representing our slowest installation quarter of the year.

Liquidity and Capital Resources

Our capital needs arise from capital related to acquisitions of new businesses, working capital required to fund our purchases of solar PV modules and inverters, expansions and improvements to our infrastructure, and future growth. These capital requirements depend on numerous factors, including business acquisitions, the ability to attract new solar energy system installation customers, market acceptance of our product offerings, the cost of ongoing upgrades to our product offerings, the level of expenditures for sales and marketing, the level of investment in support systems and facilities and other factors. The timing and amount of these capital requirements are variable and may fluctuate.

To the extent we have or can arrange available capital, we plan to evaluate appropriate acquisitions and other opportunities to expand our sales territories, technologies, and products. Additionally, we plan to increase our sales and marketing programs as needed. We did not have any material commitments for capital expenditures as of June 30, 2013, and we do not presently have any plans for future material capital expenditures.

On June 3, 2013, we closed a private placement contemplated by the Securities Purchase Agreement entered into on May 24, 2013 with unaffiliated investors. Upon closing, we issued 3,366,974 shares of Class A common stock at a purchase price of $2.75 per share, or $9,259 in the aggregate, and Common Stock Purchase Warrants to purchase an aggregate of 1,683,488 share of Class A common stock with an exercise price of $2.75 per share, which are immediately exercisable and have a term of 5 years. We received net proceeds of approximately $8,414 after offering expenses. Proceeds from the transaction will be used for general corporate and working capital purposes.

On March 27, 2013, our wholly owned subsidiaries Real Goods Energy Tech, Inc., Real Goods Trading Corporation, and Alteris Renewables, Inc.(“Alteris”) entered into a Third Loan Modification Agreement with Silicon Valley Bank (the “Loan Agreement Amendment”) pursuant to which the parties thereto agreed to certain amendments to the Loan and Security Agreement, dated as of December 19, 2011, (as amended by the First Loan Modification Agreement, dated as of August 28, 2012, and the Second Loan Modification and Reinstatement Agreement, dated as of November 13, 2012, and together with the Loan Agreement Amendment, the “Loan Agreement”).

Under the Loan Agreement, the amount of available credit under the revolving line of credit is $6,500, subject to the Borrowing Base (as defined in the Loan Agreement) of 75% of Eligible Accounts (as defined in the Loan Agreement). The Loan Amendment extended the maturity date from March 31, 2013 to September 30, 2013. The Loan Agreement provides for an interest rate on borrowings of the greater of the bank’s prime rate or 4.00%, plus 4.75%. The interest rate accruing on borrowings during a Streamline Period (as defined in the Loan Agreement) increased from the greater of the bank’s prime rate or 4.00%, to the greater of the bank’s prime rate or 4.00%, plus 2.00%.

We paid Silicon Valley Bank a $60 extension fee and agreed to reimburse the bank for certain expenses incurred in connection with entering into the Loan Agreement Amendment.

As amended, the Loan Agreement now requires the us to pay a final payment fee of $60 in cash upon termination or maturity of the revolving line of credit, or $40 in the event we raise at least $3,000 in net proceeds through a public offering of our Class A common stock prior to August 31, 2013. During June 2013, we completed an equity financing transaction resulting in net proceeds of $8,529; as a result the final payment fee is reduced to $40 and is due on September 30, 2013.

On May 10, 2013, we entered into a consent agreement with Silicon Value Bank to extend until June 30, 2013 the requirement that we obtain net proceeds of not less than $3,400 from borrowing under a new subordinated debt agreement. In addition, until receipt of such proceeds, we agreed to deposit with Silicon Valley Bank $500 of unrestricted cash, which we are required to maintain under the terms of the SVB Loan, in a restricted account at the bank. Although we are presently exploring new financing alternatives, we were unable to comply with the subordinated debt requirement by June 30, 2013. However, SVB agreed that the terms of the consent agreement were met prior to June 30, 2013 based on the equity financing closed on June 3, 2013.

Upon the closing of the Alteris transaction on December 19, 2011, we received commitments from Riverside to make a single loan to us of up to $3,150 and from Gaiam to loan us up to $1,700. Gaiam funded its loan commitment on December 30, 2011. Riverside loaned us $3,000 on May 3, 2012 and another $150 on June 20, 2012. The loans originally were for a period of 12 months. The maturity dates for these loans have been extended and Gaiam’s $1,700 loan, with a current outstanding balance of $1,600, is now due April 30, 2014, Riverside’s $3,000 loan is due September 3, 2014 and Riverside’s $150 loan is due October 29, 2014. The loans bear interest at a rate of 10%. If we repay the loans owed to Riverside on or before their respective maturity date, the accrued interest is waived.

On November 13, 2012, we entered into a Loan Commitment with Gaiam and Riverside pursuant to which each agreed to advance to us up to an additional $1,000 in cash upon request from us until March 31, 2013 at an annual interest rate of 10% and with an original maturity date of April 26, 2013. During December 2012, we requested and received an advance of $1,000 from each of Gaiam and Riverside under this Loan Commitment. The maturity date for these loans has been extended until April 26, 2014. Furthermore, as required by the Loan Commitment, we executed with Gaiam an option agreement permitting Gaiam to purchase for $200 all tenant improvements constructed by us in our principal office space leased by us from Gaiam and we amended our lease to cancel, effective March 28, 2013, the $3 per square foot credit set forth in the current lease.

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

Gaiam owns approximately 13.4% of our Class A common stock and is one of our creditors. Riverside owns approximately 25.9% of our Class A common stock and is one of our creditors. Pursuant to the terms of a Shareholders Agreement, Gaiam and Riverside each has the right to designate a certain number of individuals for appointment or nomination to our Board of Directors, tied to their respective ownership of our Class A common stock.

At June 30, 2013, there was approximately $5,247 of available borrowing capacity under our revolving line of credit with Silicon Valley Bank. We also had $5,861 of net working capital, including $6,859 of cash. We continue to make operational improvements to reduce our operating cash requirements. Operational initiatives to reduce costs include productivity enhancements within support functions through greater use of information technology and other process improvements and greater project level control over working capital deployed and labor utilization. While there can be no assurances, we believe that our existing capital resources along with savings through further operational efficiencies are sufficient to fund our continuing operations, execute on our business plan and meet our current debt repayment obligations until June 30, 2014, assuming that we are successful in extending the maturity date of our existing revolving line of credit with Silicon Valley Bank. However, no assurance can be given that we will achieve those objectives. Further, our projected cash needs may change as a result of unforeseen operational difficulties or other factors.

If we are unable to extend the maturity date of our revolving line of credit with Silicon Valley Bank or encounter unplanned operational difficulties, we may not have sufficient funds to repay any outstanding borrowings on September 30, 2013 or to fund our operating cash needs for the next twelve months. These circumstances would require us to obtain financing from another source or raise additional capital through debt financing, equity financing or capital contributions from shareholders, if available to us. We are continuing to explore new financing alternatives with other financial institutions, including a new credit facility to replace the Silicon Valley Bank revolving line of credit. There can be no assurance that we will successfully obtain new financing.

The acquisition of Mercury includes approximately $18,000 of tangible assets, including approximately $10,000 of cash. Following the acquisition, the cash balance will be available to us for general corporate purposes and to invest in the growth of the combined business. There can be no assurance that we will successfully consummate the Mercury acquisition.

Cash Flows

The following table summarizes our primary sources (uses) of cash during the periods presented:

	Six Months Ended June 30,
(in thousands)	2013	2012
Net cash provided by (used in):
Operating activities	$(5,401)	$(14,562)
Investing activities	(16)	(116)
Financing activities	1,886	9,460

Net change in cash	$(3,531)	$(5,218)

Operating activities. Our operating activities used net cash of $5,401 and $14,562 during the six months ended June 30, 2013 and 2012, respectively. Our net cash used in operating activities during the six months ended June 30, 2013 was primarily due to decreased accounts payable of $5,768, decreased accrued liabilities of $1,350, net of the non-cash effect of warrants issued, and our net loss of $7,302, partially offset by decreased costs in excess of billings on uncompleted contracts and accounts receivable of $2,539 and $3,707, respectively, deferred interest on related party debt of $368, and increases in other current assets of $1,309. Our net cash used in operating activities during the six-month period ended June 30, 2012 was primarily due to decreased accounts payable of 20,031, decreased accrued liabilities of $635, our net loss of $4,374, decreased deferred revenue and other current liabilities of $1,733, and noncash adjustments to our net loss of $1,728, partially offset by decreased accounts receivable, inventory, and costs in excess of billings on uncompleted contracts of $6,990, $4,090, and $2,803, respectively. A significant portion of the reduction in accounts payable reflects payments for Alteris liabilities assumed on December 19, 2011.

Investing activities. Our investing activities used net cash of $16 and $116 during the six months ended June 30, 2013 and 2012, respectively. Our net cash used in investing activities during the six months ended June 30, 2013 was to acquire property and equipment. Our net cash used in investing activities during the six months ended June 30, 2012 was primarily due to the purchase of property and equipment for $288, partially offset by a decrease in restricted cash of $172.

Financing activities. Our financing activities provided net cash of $1,886 and $9,460 during the six months ended June 30, 2013 and 2012, respectively. Our net cash provided by financing activities during the six-month period ended June 30, 2013 reflected the net issuance of common stock of $8.414, repayments of our line of credit of $6,498 and other debt and capital lease obligations of $109. Our net cash provided by financing activities during the six-month period ended June 30, 2012 was primarily the result of borrowings on our line of credit of $6,500 and a loan from a shareholder of $3,150, partially offset by payments on debt and capital lease obligations of $190.

Off-Balance Sheet Arrangements

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as special purpose entities or variable interest entities, which have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes.

Risk Factors

We caution that there are risks and uncertainties that could cause our actual results to be materially different from those indicated by forward-looking statements that, from time-to-time, we make in filings with the Securities and Exchange Commission, news releases, reports, proxy statements, registration statements and other written communications as well as oral forward-looking statements made by our representatives, from time to time. These risks and uncertainties include, but are not limited to, those risks listed in our Annual Report on Form 10-K for the year ended December 31, 2012. Except for the historical information contained herein, the matters discussed in this analysis are forward-looking statements that involve risk and uncertainties, including, but not limited to, general economic and business conditions, competition, pricing, brand reputation, consumer trends, and other factors which are often beyond our control. We do not undertake any obligation to update forward-looking statements except as required by law.

Investing in our securities involves significant risks. You should carefully read the risk factors in the section entitled “RISK FACTORS” in our Annual Report on Form 10-K for the year ended December 31, 2012, which is on file with the SEC. Before making an investment decision, you should carefully consider these risks as well as other information we include or incorporate by reference in this prospectus and any prospectus supplement. The risks and uncertainties we have described are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business operations. We do not undertake any obligation to update forward-looking statements except as required by law.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) at the end of the period covered by this report. Based on such evaluation, our management concluded that, at the end of such period, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the three and six months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we are involved in legal proceedings that we consider to be in the normal course of business. We do not believe that any of these proceedings will have a material adverse effect on our business.

Item 1A.	Risk Factors

No material changes.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On June 3, 2013, as previously disclosed in the Company’s Current Report on Form 8-K filed on June 3, 2013 and as discussed elsewhere in this Quarterly Report on Form 10-Q, the Company closed a private placement of securities and issued 3,366,974 shares of Class A common stock and warrants to purchase an aggregate of 1,683,488 shares of Class A common stock for an aggregate purchase price of $9,259,178.50 (approximately $8,414,000 net of associated offering costs).

On June 18, 2013, the Company issued 78,973 shares of Class A common stock to Silicon Valley Bank upon the exercise of the SVB Warrants. Silicon Valley Bank exercised the SVB Warrants in full in a cashless manner pursuant to the terms of the SVB Warrants, resulting in a net issuance. As a result, the Company did not receive any consideration in connection therewith. The issuance of the Class A common stock upon exercise of the SVB Warrants was exempt from registration under Section 3(a)(9) and Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), because it involved an exchange of securities by the Company with an existing security holder where no commission or other remuneration was paid or given and it did not involve a “public offering” as such term is interpreted under Section 4(a)(2) of the Securities Act.

Item 6.	Exhibits

a)	Exhibits.

Exhibit No.	Description

4.1	Form of Warrant, dated June 3, 2013, issued to the investors under the Securities Purchase Agreement, dated May 24, 2013, among Real Goods Solar, Inc. and such investors (incorporated by reference to Exhibit 4.1 to Real Goods Solar, Inc.’s Current Report on Form 8-K filed June 3, 2013 (No. 001-34044))

10.1	Employment Letter, dated May 10, 2013, between John Schaeffer and Real Goods Solar, Inc.

10.2	Form of Second Amended and Restated Promissory Note issued to Riverside Fund III, L.P. on May 21, 2013 in the principal amounts of $3.0 million and $150,000, respectively (incorporated by reference to Exhibit 10.3 to Real Goods Solar, Inc.’s Current Report on Form 8-K filed May 24, 2013 (No. 001-34044))

10.3	Securities Purchase Agreement, dated May 24, 2013, among Real Goods Solar, Inc. and the investors party thereto (incorporated by reference to Exhibit 10.1 to Real Goods Solar, Inc.’s Registration Statement on Form S-3 filed June 20, 2013 (No. 333-189500)

10.4	Registration Rights Agreement, dated June 3, 2013, among Real Goods Solar, Inc. and the investors party thereto (incorporated by reference to Exhibit 10.1 to Real Goods Solar, Inc.’s Current Report on Form 8-K filed June 3, 2013 (No. 001-34044))

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf, by the undersigned, thereunto duly authorized.

Real Goods Solar, Inc.
(Registrant)

Date: August 13, 2013	By:	/s/ Kam Mofid
Kamyar (Kam) Mofid
Chief Executive Officer (authorized officer)

Date: August 13, 2013	By:	/s/ Anthony DiPaolo
Anthony DiPaolo
Chief Financial Officer
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

4.1	Form of Warrant, dated June 3, 2013, issued to the investors under the Securities Purchase Agreement, dated May 24, 2013, among Real Goods Solar, Inc. and such investors (incorporated by reference to Exhibit 4.1 to Real Goods Solar, Inc.’s Current Report on Form 8-K filed June 3, 2013 (No. 001-34044))

10.1	Employment Letter, dated May 10, 2013, between John Schaeffer and Real Goods Solar, Inc.

10.2	Form of Second Amended and Restated Promissory Note issued to Riverside Fund III, L.P. on May 21, 2013 in the principal amounts of $3.0 million and $150,000, respectively (incorporated by reference to Exhibit 10.3 to Real Goods Solar, Inc.’s Current Report on Form 8-K filed May 24, 2013 (No. 001-34044))

10.3	Securities Purchase Agreement, dated May 24, 2013, among Real Goods Solar, Inc. and the investors party thereto (incorporated by reference to Exhibit 10.1 to Real Goods Solar, Inc.’s Registration Statement on Form S-3 filed June 20, 2013 (No. 333-189500)

10.4	Registration Rights Agreement, dated June 3, 2013, among Real Goods Solar, Inc. and the investors party thereto (incorporated by reference to Exhibit 10.1 to Real Goods Solar, Inc.’s Current Report on Form 8-K filed June 3, 2013 (No. 001-34044))

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith
**	Furnished herewith