Form 10-Q
period 2013-09-30
Real Goods Solar, Inc.
filed 2013-11-14
CIK 1425565

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 8, 2013
Class A Common Stock ($.0001 par value)	30,435,214

REAL GOODS SOLAR, INC.

FORM  10-Q

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report may contain forward-looking statements that involve risks and uncertainties. Forward-looking statements provide our current expectations and forecasts about future events, and include statements regarding our future results of operations and financial position, business strategy, budgets, projected costs, plans and objectives of management for future operations. The words “anticipate,” “believe,” “plan,” “estimate,” “expect,” “strive,” “future,” “intend,” “may” and similar expressions as they relate to us are intended to identify such forward-looking statements. Readers are urged not to place undue reliance on these forward looking statements, which speak only as of the date made. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors set forth in the section entitled “RISK FACTORS” and elsewhere in this report. Risks and uncertainties that could cause actual results to differ include, without limitation, the level of government subsidies and economic incentives for solar energy, the failure to successfully obtain available incentive payments and reimbursements, general economic conditions, adoption of solar energy technologies, pricing, including pricing of conventional energy sources, construction risks, changing regulatory environment, changing energy technologies, our geographic concentration, acquisitions, the closing of the merger with Mercury Energy, Inc. (“Mercury”), integration of acquired businesses, insufficient cash flow, indebtedness, loss of key personnel, brand value, litigation, merchandise and solar panel supply problems, construction costs, competition, third party financing costs, customer satisfaction, product liabilities, warranty and service claims, credit risk, non-compliance with NASDAQ continued listing standards, volatile market price of our Class A common stock, “penny stock” rules, security analyst coverage of our Class A common stock, dilution for shareholders upon the future issuance of securities, including the exercise of warrants and options, limited public trading market, the significant ownership and voting power of our Class A common stock held by Riverside Renewable Energy Investment LLC (“Riverside”), our historical association with Gaiam, Inc. (“Gaiam”), a future sale of securities by Riverside and other risks and uncertainties included in our filings with the SEC. We caution you that no forward-looking statement is a guarantee of future performance, and you should not place undue reliance on these forward-looking statements which reflect our view only as of the date of this report. We undertake no obligation to update any forward-looking information.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Unaudited Interim Condensed Consolidated Financial Statements

We have prepared our unaudited interim condensed consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to these rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In our opinion, the unaudited interim condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly, in all material respects, our consolidated financial position as of September 30, 2013, the interim results of operations for the three and nine months ended September 30, 2013 and 2012, and cash flows for the nine months ended September 30, 2013 and 2012. These interim statements have not been audited. The balance sheet as of December 31, 2012 was derived from our audited consolidated financial statements included in our annual report on Form 10-K. The interim condensed consolidated financial statements contained herein should be read in conjunction with our audited financial statements, including the notes thereto, for the year ended December 31, 2012.

REAL GOODS SOLAR, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash	$2,302	$10,390
Accounts receivable, net	17,119	13,902
Costs in excess of billings on uncompleted contracts	1,753	5,288
Inventory, net	6,934	5,711
Other current assets	2,607	3,026

Total current assets	30,715	38,317
Property and equipment, net	3,638	3,991
Intangibles	2,347	—

Total assets	$36,700	$42,308

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Line of credit	$—	$6,498
Accounts payable	19,330	15,951
Accrued liabilities	2,998	4,943
Billings in excess of costs on uncompleted contracts	1,345	2,975
Related party debt	6,600	6,850
Other current liabilities	1,994	723

Total current liabilities	32,267	37,940
Related party debt	150	—
Common stock warrant liability	4,037	—
Other liabilities	357	443

Total liabilities	36,811	38,383

Commitments and contingencies
Shareholders’ equity:
Class A common stock, $.0001 par value, 150,000,000 shares authorized, 30,232,946 and 26,693,696 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	3	3
Additional paid-in capital	86,945	82,185
Accumulated deficit	(87,059)	(78,263)

Total shareholders’ equity	(111)	3,925

Total liabilities and shareholders’ equity	$36,700	$42,308

See accompanying notes.

REAL GOODS SOLAR, INC.

Condensed Consolidated Statements of Operations

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data)	2013	2012	2013	2012
	(unaudited)		(unaudited)
Net revenue	$33,983	$26,358	$71,441	$66,061
Cost of goods sold	26,722	20,621	54,821	48,578

Gross profit	7,261	5,737	16,620	17,483

Expenses:
Selling and operating	6,599	7,924	18,916	23,439
General and administrative	1,547	3,214	5,126	6,408
Acquisition and other costs	555	—	555	—
Goodwill and other asset impairments	—	22,012	—	22,012

Total expenses	8,701	33,150	24,597	51,859

Loss from operations	(1,440)	(27,413)	(7,977)	(34,376)
Interest and other expense	(646)	(136)	(802)	(295)

Loss before income taxes	(2,086)	(27,549)	(8,779)	(34,671)
Income tax expense (benefit)	8	11,468	17	8,720

Net loss	$(2,094)	$(39,017)	$(8,796)	$(43,391)

Net loss per share:
Basic	$(0.07)	$(1.46)	$(0.31)	$(1.63)

Diluted	$(0.07)	$(1.46)	$(0.31)	$(1.63)

Weighted-average shares outstanding:
Basic	30,044	26,677	28,276	26,672

Diluted	30,044	26,677	28,276	26,672

See accompanying notes.

REAL GOODS SOLAR, INC.

Condensed Consolidated Statements of Cash Flows

	For the Nine Months Ended September 30,
(in thousands except share data)	2013	2012
	(unaudited)
Operating activities
Net loss	$(8,796)	$(43,391)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	762	799
Amortization	—	245
Share-based compensation	284	259
Deferred income tax expense (benefit)	—	8,655
Deferred interest on related party debt	610	—
Goodwill and other asset impairments	—	22,012
Change in fair value of common stock warrant liability	(355)	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(2,637)	6,129
Costs in excess of billings on uncompleted contracts	4,617	(2,745)
Inventory, net	(1,223)	5,835
Other current assets	515	291
Accounts payable	1,159	(12,567)
Accrued liabilities	(2,336)	(315)
Billings in excess of costs on uncompleted contracts	(1,630)	(254)
Other current liabilities	358	(2,157)

Net cash used in operating activities	(8,672)	(17,204)

Investing activities
Purchase of property and equipment	(233)	(329)
Acquisition of subsidiary, net of cash acquired	(1,076)	—
Change in restricted cash	—	172

Net cash used in investing activities	(1,309)	(157)

Financing activities
Proceeds from issuance of common stock and warrants, net	8,414	—
Principal borrowings (payments) on revolving line of credit, net	(6,498)	6,500
Principal payments on debt and capital lease obligations, net	(97)	(275)
Exercise of stock options	74	—
Principal (repayments) borrowings from related parties	—	3,150

Net cash provided by financing activities	1,893	9,375

Net change in cash	(8,088)	(7,986)
Cash at beginning of period	10,390	11,813

Cash at end of period	$2,302	$3,827

Supplemental cash flow information
Income taxes paid	$17	$31
Interest paid	$112	$112
Non-cash items
Common stock warrant liability recorded in conjunction with equity funding	$4,037	$—
Issuance of warrants to purchase 212,535 shares in conjunction with bank debt extension	$278	$—
Class A common stock issued in conjunction with acquisition of subsidiary, 400,000 shares	$916	$—
Class A common stock issued to Gaiam, Inc. in conjunction with debt conversion, 62,111 shares	$100	$—

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

Segment Information

Operating segments are defined as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the executive team. Based on the financial information presented to and reviewed by the chief operating decision maker in deciding how to allocate the resources and in assessing the performance of the Company, the Company has determined that it has a single operating and reporting segment. The Company’s principal operations, revenue and decision-making functions are located in the United States.

Liquidity and Financial Resources Update

The Company has experienced recurring losses in recent years, including $47.2 million for the fiscal year ended December 31, 2012 and a loss of $8.8 million for the nine months ended September 30, 2013. The Company believes investments in its selling and marketing efforts and reductions in operating expenses will significantly reduce future losses. The Company increased its financial resources during the nine months ended September 30, 2013. On June 3, 2013, the Company closed a private placement with unaffiliated investors resulting in the Company receiving net proceeds of $8.4 million (See Note 7. Shareholders’ uity). At September 30, 2013 the Company had cash of $2.3 million, and unused borrowing capacity of $6.5 million and no outstanding borrowings with Silicon Valley Bank.

The Company’s revolving line of credit with Silicon Valley Bank (See Note 4. Revolving Line of Credit) was extended on September 29, 2013. The revolving line of credit now matures on September 30, 2014.

The Company believes it has sufficient resources to operate through September 30, 2014. However, there can be no assurance that the Company will be able to continue to maintain sufficient receivables and maintain borrowing availability under the revolving line of credit, continue to reduce its losses, have sufficient resources to continue to invest in its selling and marketing efforts or to otherwise expand its business.

2. Significant Accounting Policies

The Company made no changes to its significant accounting policies during the three and nine months ended September 30, 2013.

Use of Estimates and Reclassifications

The preparation of the condensed consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. The Company regularly makes significant estimates and assumptions including, but not limited to, the collectability of accounts receivable, the valuation of inventories, the estimated total costs for long-term contracts used as a basis of determining percentage of completion for such contracts, the useful lives of equipment, the determination of accrued liabilities, the valuation of stock-based compensation, the valuation of warrant liabilities, and the determination of valuation allowances associated with deferred tax assets. The Company bases its estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ materially from those estimates.

Warrant Accounting

The Company accounts for common stock warrants and put options in accordance with applicable accounting guidance provided in Financial Accounting Standards Board (“FASB”) ASC 480, Liabilities – Distinguishing Liabilities from Equity, as either derivative liabilities or as equity instruments depending on the specific terms of the warrant agreement. The common stock warrants are accounted for as a liability due to a provision for the warrant holder to request redemption, at the intrinsic value of the warrant, upon a change of control. We classify these derivative liabilities on the condensed consolidated balance sheets as a long term liability, which is revalued at each balance sheet date subsequent to the initial issuance. We use a modified binomial pricing model to value these derivative liabilities. The modified binomial pricing model, which is based, in part, upon unobservable inputs for which there is little or no market data, requires the Company to develop its own assumptions. The Company used the following assumptions for its common stock warrants. The risk-free interest rate for June 3, 2013 (issuance date) and September 30, 2013 were 1.03% and 1.39%, respectively. The volatility of the market price of the Company’s common stock for June 3, 2013 (issuance date) and September 30, 2013 were 102.93% and 102.12%, respectively. The expected average term of the warrants for June 3, 2013 and September 30, 2013 were 5 years and 4.75 years, respectively. There was no expected dividend yield for the warrants granted. In building the modified binomial model, the Company assumed a 15% probability of a change in control and used 20 nodes (See Note 3. Fair Value Measurements). As a result, if factors change and different assumptions are used, the warrant liability and the change in estimated fair value could be materially different. Changes in the fair value of the warrants are reflected in the condensed consolidated balance sheet as change in fair value of warrant liability, with an offsetting non-cash entry recorded as interest or other expense. In the event warrants are exercised or expire without being exercised, the fair value of the warrant liability is reduced by the number of warrants exercised or expired multiplied by the then fair value of the each warrant.

3. Fair Value Measurements

The Company complies with the provisions of FASB ASC No. 820, Fair Value Measurements and Disclosures (“ASC 820”), in measuring fair value and in disclosing fair value measurements at the measurement date. ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements required under other accounting pronouncements. FASB ASC No. 820-10-35, Fair Value Measurements and Disclosures- Subsequent Measurement (“ASC 820-10-35”), clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. ASC 820-10-35-3 also requires that a fair value measurement reflect the assumptions market participants would use in pricing an asset or liability based on the best information available. Assumptions include the risks inherent in a particular valuation technique (such as a pricing model) and/or the risks inherent in the inputs to the model.

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

The following tables summarize the basis used to measure certain financial assets and liabilities at fair value on a recurring basis in the condensed consolidated balance sheets:

Balance at September 30, 2013 (in thousands, except per share data)	Total	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Common stock warrant liability	$4,037	$—	$—	$4,037

The following tables show reconciliations of the beginning and ending balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs (i.e. Level 3) for the nine months ended September 30, 2013:

Common Stock Warrant Liability	Fair Value Measurements Using Significant Unobservable Inputs
Beginning of period	$—
Issuance of common stock warrants	4,392
Change in the fair value of common stock warrant liability	(355)

Fair value of common stock warrant liability at September 30, 2013	4,037

The following tables summarize the basis used to measure certain financial assets and liabilities at fair value on a non-recurring basis in the condensed consolidated balance sheets:

Balance at September 30, 2013 (in thousands, except per share data)	Total	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Common stock warrant liability	$(1,181)	$—	$—	$(1,181)

The following tables show reconciliations of the beginning and ending balances for liabilities measured at fair value on a non-recurring basis using significant unobservable inputs (i.e. Level 3) for the nine months ended September 30, 2013:

Common Stock Warrant Liability	Fair Value Measurements Using Significant Unobservable Inputs
Beginning of period	$—
Assets acquired and liabilities assumed, net	(1,181)

Fair value of assets acquired and liabilities assumed, net at September 30, 2013	(1,181)

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

Assets acquired and liabilities assumed, net: For our level 3 assets, which represent assets acquired and liabilities assumed, net of Syndicated Solar, Inc., fair value is based upon unobservable inputs for which there is little or no market data, requiring the Company to develop its own assumptions (See Note 2. Significant Accounting Policies). The Company used a market approach to valuing the assets and liabilities.

4. Revolving Line of Credit

Under a loan agreement, as amended (“SVB Loan”), with Silicon Valley Bank, the Company has a revolving line of credit that provides for advances for the lesser of $6.5 million or a borrowing base availability of 75% of eligible accounts receivable. At September 30, 2013, our borrowing base availability was $6.5 million. All borrowings are collateralized by a security interest in substantially all of the Company’s assets other than its interests in Alteris Project Financing Company LLC, and bear interest at the greater of the bank’s prime rate or 4.00% plus 4.75%. The interest rate accruing on borrowings during a Streamline Period (as defined in the SVB Loan) is the greater of the bank’s prime rate or 4.00%, plus 2.00%. The original maturity date for the SVB Loan was August 31, 2012; following several amendments to the agreement, the maturity date of the SVB Loan was extended to September 30, 2014. The line of credit has a facility fee of 0.5% per year of the average daily unused portion of the available line of credit during the applicable calendar quarter. The Company may reserve up to $500,000 for stand-by letters of credit under the line of credit. The SVB Loan establishing the line of credit contains various covenants, including a covenant requiring compliance with a liquidity ratio. In accordance with the terms of the SVB Loan, the Company paid the final payment fee of $40,000 when the SVB Loan was extended on September 29, 2013. As of September 30, 2013, the Company had no outstanding borrowings under the revolving line of credit.

Pursuant to the second and third loan modification agreements for the SVB Loan, on March 26, 2013 and March 27, 2013, the Company issued warrants to SVB to purchase 106,557 and 105,978 shares of Class A common stock at per share exercise prices of $1.83 and $1.84, respectively (collectively, the “SVB Warrants”). Each warrant expired 7 years from the date of issuance. The company determined the warrants had a combined estimated fair value of $278,000 on the dates of their issuances, which the Company recognized as discounts to the SVB Loan, with the offsets recorded to additional paid-in capital. The Company determined the fair values of the warrants using the Black-Scholes valuation model, which is affected by historical stock price volatility as well as the Company’s assumptions regarding expected life (level three of the fair value hierarchy). The SVB Loan discounts are amortized to interest expense over the remaining term of the SVB Loan using the interest method. On June 18, 2013, SVB exercised the warrants in a cashless transaction, resulting in the net issuance of 78,973 shares of Class A common stock to SVB. As of September 30, 2013, the SVB Loan discounts were fully amortized.

On May 10, 2013, the Company entered into a consent agreement with SVB to extend until September 30, 2013 the requirement that it obtain net proceeds of not less than $3.4 million from borrowings under a new subordinated debt agreement. In addition, until receipt of such proceeds, the Company agreed to deposit with Silicon Valley Bank $500,000 of unrestricted cash, which it was required to maintain under the terms of the SVB Loan, in a restricted account at the bank. On June 3, 2013, the Company closed on the private placement of Class A common shares and warrants described in Note 6, realizing net proceeds of $8.4 million. SVB determined that the private placement meets the terms of the consent agreement.

Subsequent Event

On November 5, 2013, the Company entered into a Fifth Loan Modification Agreement with SVB. As amended, SVB agreed to extend to the Company a term loan of up to $2.0 million in addition to the existing $6,500,000 revolving line of credit under the SVB Loan. The term loan matures on September 29, 2014. The Company is required to make monthly payments of interest only with respect to the term loan with the aggregate principal balance of the term loan, together with any accrued but unpaid interest, due and payable on the maturity date. The Company may prepay the term loan in whole or in part at any time without penalty. The proceeds of the term loan are required to be used to repay in full the outstanding indebtedness owed to Gaiam. SVB fully funded the term loan on November 5, 2013 at the Company’s request.

5. Related Party Debt

The Company’s outstanding related party debt at September 30, 2013 consisted of $2.6 million from Gaiam and $4.2 million from Riverside.

The Gaiam loans mature as follows: $1.0 million on April 26, 2014 and $1.6 million on April 30, 2014. These loans bear interest at an annual rate of 10% and are subordinated to the Company’s SVB Loan. On April 23, 2013, the Company entered into a conversion agreement with Gaiam pursuant to which the principal amount of Gaiam’s $1.7 million promissory note dated March 27, 2013 was reduced by $100,000 in exchange for 62,111 shares of Class A common stock. The conversion ratio was determined based on the closing market price of the Company’s Class A common stock on the date of the agreement.

On May 21, 2013, the Company and Riverside extended the maturity dates of two loans in the aggregate principal amount of $3.2 million made by Riverside to the Company. The maturity date of a $3.0 million loan was extended from May 4, 2014 to September 3, 2014 and the maturity date of a $150,000 loan was extended from June 20, 2014 to October 29, 2014. These loans bear interest at an annual rate of 10% and are subordinated to the Company’s SVB Loan.

Accrued interest on the Company’s related party debt was $610,000 at September 30, 2013 and is reported in accrued liabilities on our condensed consolidated balance sheet.

Gaiam and Riverside hold approximately 9.9% and 25.8% of the Company’s outstanding Class A common stock, respectively, as of September 30, 2013. Each is also a creditor of the Company. Pursuant to the terms of a Shareholders Agreement, Gaiam and Riverside each has the right to designate a certain number of individuals for appointment or nomination to our Board of Directors, tied to their respective ownership of our Class A common stock.

The table below details transactions, based on Forms 4 filed by Gaiam with the Securities and Exchange Commission, during the nine months ended September 30, 2013, initiated by Gaiam relative to the Company’s Class A shares:

Transaction Date	Transaction	Number of Shares
May 28, 2013	Sold	5,994,500
September 13, 2013	Sold	1,000,000

On June 11, 2013, Gaiam’s Chairperson resigned as the Company’s Chairperson. There are no amounts payable to Gaiam, other than debt and accrued interest, as of September 30, 2013.

Subsequent Event

On November 5, 2013, the Company entered into an agreement with Gaiam and Riverside whereby Gaiam agreed that upon receipt of an amount equal to $2.1 million all of the Company’s outstanding indebtedness and obligations under the Amended and Restated Promissory Note dated March 27, 2013 in the original principal amount of $1.7 million and the Amended and Restated Promissory Note dated March 27, 2013 in the original principal amount of $1.0 million will be repaid in full.

The balance of the Company’s indebtedness owed to Gaiam under these notes as of the date of the agreement was $2.6 million. The agreement also provides that the aggregate principal amount outstanding under the Gaiam Notes immediately before repayment will be reduced by $200,000 to reflect that Gaiam will be deemed to have purchased from the Company the Company’s tenant leasehold improvements pursuant to and in accordance with the terms of the Second Amendment to Lease, dated March 28, 2013, between the Company and Gaiam for the Company’s Louisville, Colorado office building. Therefore, the payoff results in a discount of $300,000. The Company used the proceeds of the term loan under the SVB Loan together with other available cash on hand to make the $2.1 million payment to Gaiam.

6. Debt and Capital Lease Obligations

The Company’s debt, other than related party debt, consisted of the following at September 30, 2013:

(in thousands, except installment amounts and interest rates)	September 30, 2013
Notes payable to finance companies for the purchase of vehicles and equipment in 36 to 60 monthly installments totaling $8,810, including interest ranging from 2.9% to 10.35%. The notes are secured by vehicles and equipment	$91
Less – current portion of debt	(82)

Debt, net of current portion	$9

Maturities of debt are as follows:

(in thousands)	Years Ending December 31,
2013	$24
2014	65
2015	2

$91

The Company has vehicles financed under capital leases. The cost of the capitalized leased assets included in property and equipment is $2.1 million and $2.0 million at September 30, 2013 and December 31, 2012, respectively. Accumulated amortization of capitalized leased assets was $1.5 million and $1.3 million at September 30, 2013 and December 31, 2012, respectively. Amortization expense for capitalized leased assets was $54,000 and $40,000 for each of the three months ended September 30, 2013 and 2012, and $188,000 and $115,000 for the nine months ended September 30, 2013 and 2012, respectively.

Our future minimum lease payments and capital lease obligations are as follows:

(in thousands)	At September 30, 2013
Year ending December 31,
2013	$101
2014	214
2015	173
2016	33
2017	12

Total future minimum lease payments	533
Less – amounts representing interest	(33)

Total capital lease obligations	500
Less – current portion of capital lease obligations	(234)

Capital lease obligations, net of current portion	$266

The current portions of debt and capital lease obligations are recorded in other current liabilities on the condensed consolidated balance sheet. Debt and capital lease obligations, each net of current portion, are recorded in other liabilities on the condensed consolidated balance sheet.

7. Shareholders’ Equity

During the three-month period ended September 30, 2013, the Company did not issue any shares of Class A common stock in lieu of cash compensation, to its independent directors for services rendered. During the nine-month period ended September 30, 2013, the Company issued 6,923 shares of Class A common stock in lieu of cash compensation, to its independent directors for services rendered during 2013. Additionally, the Company issued 185,000 and 803,,000 options to purchase shares of Class A common stock upon vesting and exercise to employees, during the three- and nine-month periods ending September 30, 2013, respectively.

During March 2013, the Company issued warrants to purchase shares of our Class A common stock pursuant to the SVB Loan (see Note 3. Revolving Line of Credit). On June 18, 2013, SVB completed a cashless exercise of the SVB warrants resulting in the Company issuing 78,973 shares of Class A common stock to SVB. The cashless exercise is based on the closing price of the Company’s Class A common stock on the day before notification of exercise is received. On June 17, 2013, the Company’s Class A common stock closed at $2.92 per share.

On June 3, 2013, the Company closed the private placement contemplated by the Securities Purchase Agreement entered into on May 24, 2013 with unaffiliated investors. Upon closing, the Company issued 3,366,974 shares of Class A common stock at a purchase price of $2.75 per share, or $9.3 million in the aggregate, and warrants to purchase up to an aggregate of 1,683,488 shares of Common Stock with an exercise price of $2.75 per share, which are immediately exercisable and have a term of 5 years. The Company received net proceeds of $8.4 million after offering expenses. Proceeds from the transaction will be used for general corporate and working capital purposes.

The Company reviewed the accounting treatment for the warrants issued and determined that they met the applicable requirement under ASC 480 for classification as a liability (See Note 3. Fair Value Measurements). Under the terms of a registration rights agreement between the Company and the investors, the Company filed a Form S-3 Registration Statement with the SEC on June 20, 2013, for the purpose of registering under the Securities Act the shares of common stock issued pursuant to the private placement and the shares of common stock to be issued upon exercise of the warrants issued pursuant to the private placement. The SEC declared the registration statement effective on July 3, 2013.

8. Share-Based Payments

During the three and nine-month periods ended September 30, 2013, the Company granted 185,000 and 803,000 new stock options, respectively, and cancelled 38,900 and 227,380 stock options, respectively, under its 2008 Long-Term Incentive Plan. The new stock options vest at 2% per month for the 50 months beginning in the eleventh month after date of grant.

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

Total share-based compensation expense recognized was $91,000 and $0 for the three months ended September 30, 2013 and 2012, respectively, and $284,000 and $280,000 for the nine months ended September 30, 2013 and 2012, respectively, and is reported in general and administrative expenses on our condensed consolidated statements of operations.

9. Income Taxes

The Company performed assessments of the realizability of its net deferred tax assets generated during the three and nine months ended September 30, 2013, considering all available evidence, both positive and negative. As a result of these assessments, the Company concluded that it was more likely than not that none of its net deferred tax assets would be recoverable through the reversal of temporary differences and near term normal business results. During the three months ended September 30, 2013, the Company increased its valuation allowance by $7.8 million and recognized no tax benefit for losses incurred during the period. During the nine months ended September 30, 2013, the Company increased its valuation allowance by $9.3 million and recognized no tax benefit for losses incurred during the nine-month period ended September 30, 2013.

10. Net Loss Per Share

Basic net loss per share excludes any dilutive effects of options or warrants. The Company computes basic net loss per share using the weighted average number of shares of Class A common stock outstanding during the period. The Company computes diluted net loss per share using the weighted average number of shares of Class A common stock and common stock equivalents outstanding during the period. The Company excluded common stock equivalents of 2.4 million and 2.5 million for the three months ended September 30, 2013 and 2012, respectively, and 2.5 million and 2.2 million for the nine months ended September 30, 2013 and 2012, respectively, from the computation of diluted net loss per share because their effect was antidilutive. The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2013	2012	2013	2012
Numerator for basic and diluted net loss per share	$(2,094)	$(39,017)	$(8,796)	$(43,391)
Denominator:
Weighted average shares for basic net loss per share	30,044	26,677	28,276	26,672
Effect of dilutive securities:
Weighted average of stock options, restricted stock awards, and warrants	—	—	—	—

Denominators for diluted net loss per share	30,044	26,677	28,276	26,672

Net loss per share – basic	$(0.07)	$(1.46)	$(0.31)	$(1.63)

Net loss per share – diluted	$(0.07)	$(1.46)	$(0.31)	$(1.63)

11. Acquisition

On August 9, 2013, the Company purchased certain assets and assumed certain current liabilities of Syndicated Solar, Inc. (“Syndicated”). The acquired assets include executed end user customer agreements together with associated solar energy systems in various stages of completion and various systems used by Syndicated to acquire new customers. The acquisition enables the Company to expand its residential solar operations in Colorado and California and to expand its sales presence into the state of Missouri. In connection with the acquisition, the former chief executive officer of Syndicated joined the Company as president of the residential division. The purchase consideration comprised cash of $250,000 and 400,000 shares of the Company’s Class A common stock, with an aggregate fair value of $916,000 based on the closing price of the Company’s Class A common stock on the acquisition date.

The table below summarizes the determination of fair value of the purchase consideration in the acquired business as of the acquisition date (in thousands):

Cash	$250
Common stock	916

Total purchase consideration	$1,166

The table below summarizes the preliminary assessment of the estimated fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands). The Company is in the process of obtaining third-party valuations of the assets acquired and liabilities assumed. Accordingly, the preliminary amounts of these assets reflected in the table below are subject to change. The value of the identifiable intangibles will be established through the third party review, and the estimated value below is expected to change. To the extent the value of the identifiable intangibles is reduced, goodwill may be recorded. Because the valuation of the associated intangibles has not been completed, no amortization was recorded related to the intangibles for the three months ended September 30, 2013. Such amount is not expected to be material.

Description	Amount
Assets:
Cash	$90
Accounts receivable, net	580
Construction in progress	1,083
Other current assets	105

Current assets	1,858
Fixed assets	176
Other assets	9

Total assets acquired	$2,043

Liabilities:
Accounts payable	$2,220
Deferred revenue	946
Other current liabilities	58

Total current liabilities	3,224

Total liabilities assumed	3,224

Total identifiable net assets at fair value	$(1,181)
Intangibles	2,347

Total purchase consideration	$1,166

The Company assumed $2.2 million in accounts payable on the date of acquisition. Concurrent with the acquisition, the Company paid $1.0 million to the vendor and recorded an accrued liability in the amount of $600,000. The vendor’s terms require six monthly payments of $100,000 through February 2014.

Syndicated also has the potential to earn up to $250,000 in additional earn-out payments following the close of the 2013 fiscal year and an additional 1.3 million shares of unregistered Class A common stock in performance based earn-outs over the period August 9, 2013 to December 31, 2015. If earned, these payments will be recorded as compensation expense as earned.

Pro forma financial information is not presented as the acquisition is not material to the condensed consolidated statements of operations. The revenue and earnings of the acquired business were not material to the condensed consolidated financial statements.

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

We, including our predecessors, have 35 years of experience in residential solar energy and trace our roots to 1978, when Real Goods Trading Corporation sold the first solar photovoltaic panels in the United States. We have designed and installed more than 16,000 residential and commercial solar systems since our founding. Our focused customer acquisition approach and our efficiency in converting customer leads into sales enable us to have what we believe are competitive customer acquisition costs that we continuously focus on improving.

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

Recent Developments

On June 3, 2013, we closed a private placement of securities and issued 3,366,974 shares of Class A common stock and warrants to purchase an aggregate of 1,683,488 shares of Class A common stock for an aggregate purchase price of $9.3 million (approximately $8.4 million, net of associated offering costs). See Note 6 (Shareholders’ Equity) of the Notes to Condensed Consolidated Financial Statements for further details.

Based on Forms 4 filed by Gaiam, we understand Gaiam sold an aggregate of 5,994,500 shares of our Class A common stock on May 28, 2013 and 1,000,000 shares on September 13, 2013. Following those sales of stock, we believe Gaiam’s ownership is approximately 9.9% of our issued and outstanding Class A common stock. As a result, we believe that Riverside is now our largest shareholder, holding approximately 25.8% of our issued and outstanding Class A common stock.

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

On August 8, 2013, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) whereby we expect to acquire Mercury Energy, Inc. (“Mercury”), a widely-held private company in the solar engineering, procurement and construction industry. Upon the consummation of the merger and upon satisfaction of all applicable closing conditions, we will issue 7.9 million shares of our Class A common stock as merger consideration, subject to certain adjustments described in the Merger Agreement. The acquisition is primarily aimed at strengthening our capabilities in selling and deploying commercial solar systems in the north east region.

On August 9, 2013, we acquired the business operated by Syndicated Solar, Inc. (“Syndicated”), a Colorado-based solar engineering, procurement and construction firm, by acquiring substantially all of Syndicated’s assets. We paid net consideration of $1.1 million ($250,000 in cash, plus 400,000 shares of our unregistered Class A common stock, subject to adjustment). Syndicated also has the potential to earn up to $500,000 in additional earn-out payments following the close of the 2013 fiscal year and an additional 1.3 million shares of unregistered Class A common stock in performance based earn-outs over the period August 9, 2013 to December 31, 2013. If earned, this contingent consideration will be recorded as compensation expense as earned. The acquisition enables us to expand our residential solar operations in Colorado and California and to expand our sales presence into the state of Missouri.

On November 5, 2013, we entered into a loan repayment agreement with Gaiam and Riverside, whereby Gaiam agreed that upon receipt of $2.1 million all of our outstanding indebtedness and obligations owed to Gaiam, aggregating $2.6 million, will be repaid in full. On November 5, 2013, we paid $2.1 million to Gaiam. See Liquidity and Capital Resources below.

Results of Operations

The following table sets forth certain financial data as a percentage of revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	78.6%	78.2%	76.7%	73.5%

Gross profit	21.4%	21.8%	23.3%	26.5%

Expenses:
Selling and operating	19.4%	30.1%	26.5%	35.5%
General and administrative	4.6%	12.2%	7.2%	9.7%
Acquisition and other costs	1.6%	—%	0.8%	—%
Goodwill and other asset impairments	—%	83.2%	—%	33.3%

Total expenses	25.6%	125.8%	34.5%	78.5%

Loss from operations	–4.2%	–104.0%	–11.2%	–52.0%
Interest and other expense	1.9%	0.5%	1.1%	0.5%
Income tax expense (benefit)	0.1%	43.5%	0.0%	13.2%

Net loss	–6.2%	–148.0%	–12.3%	–65.7%

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Net revenue. Net revenue increased $7.6 million, or 28.9%, to $34.0 million during the three months ended September 30, 2013, from $26.4 million during the three months ended September 30, 2012. The revenue increase reflects increased installations and a greater proportion of revenue attributable to residential system development, which typically have a higher sales price per watt than commercial systems. We deployed solar energy systems totaling 10.7 megawatts during the three months ended September 30, 2013, compared to 10.6 megawatts for the three months ended September 30, 2012.

Gross profit. Gross profit increased $1.6 million, or 28.1%, to $7.3 million or 21.4% of net revenue in the third quarter of 2013, from $5.7 million or 21.8% of net revenue in the third quarter of 2012. The increase in gross profit for the third quarter reflects the increase in revenue.

Selling and operating expenses. Selling and operating expenses decreased $1.3 million, or 16.5%, to $6.6 million during the three months ended September 30, 2013 from $7.9 million during the three months ended September 30, 2012. As a percentage of net revenue, selling and operating expenses decreased to 19.4% during the three months ended September 30, 2013 from 30.1% during the three months ended September 30, 2012. The decrease in selling and operating expenses is attributable to reduction in payroll and other personnel costs associated with the integration of Alteris, as well as other cost saving initiatives.

General and administrative expenses. General and administrative expenses decreased $1.7 million, or 53.1%, to $1.5 million during the three months ended September 30, 2013, from $3.2 million during the three months ended September 30, 2012. As a percentage of net revenue, general and administrative expenses decreased to 4.6% during the three months ended September 30, 2013 from 12.2% during the three months ended September 30, 2012. The decrease in general and administrative expenses is primarily due to cost cutting initiatives implemented during the year.

Acquisition and other costs. Acquisition and other costs were $555,000 for the three months ended September 30, 2013 and were comprised of $101,000 for acquisition and integration costs related to Syndicated Solar, Inc. and $454,000 for acquisition costs related to Mercury Energy, Inc.

Goodwill and other asset impairments. Goodwill and other asset impairments decreased $22.0 million, to $0, during the three months ended September 30, 2013. During the three months ended September 30, 2012, we recorded non-cash impairment charges of $19.7 million for goodwill, $2.1 million for property and equipment and $200,000 for other intangibles.

Interest and other expense. Interest and other expense increased $510,000, from $136,000 during the three months ended September 30, 2012 to $646,000 during the three months ended September 30, 2013. The increase is primarily attributable to the non-cash adjustment to the fair value of the common stock warrant liability as well as an increase in our related party debt, which bears interest at an annual rate of 10%.

Income tax expense. Income tax expense was reduced to $8,000 for the three months ended September 30, 2013. During the three months ended September 30, 2012, the Company recorded a $14.5 million non-cash charge to establish a valuation allowance for all of its net deferred tax assets.

Net loss. As a result of the above factors, our net loss during the three months ended September 30, 2013 was $2.1 million, or $0.07 per share, as compared to a net loss of $39.0 million, or $1.46 per share, during the three months ended September 30, 2012. The decrease in net loss reflects higher revenue and gross profit as well as lower operating expenses.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Net revenue. Net revenue increased $5.3 million, or 8.0%, to $71.4 million during the nine months ended September 30, 2013 from $66.1 million during the nine months ended September 30, 2012. The revenue increase reflects an increase in the number of solar systems deployed as well as a greater proportion of revenue attributable to residential system deployments, which typically have a higher sales price per watt than commercial systems. We deployed solar energy systems totaling 21.8 megawatts during the nine months ended September 30, 2013, compared to 19.0 megawatts for the nine months ended September 30, 2012.

Gross profit. Gross profit decreased $900,000, or 5.1%, to $16.6 million during the nine months ended September 30, 2013 from $17.5 million during the nine months ended September 30, 2012. As a percentage of net revenue, gross profit decreased to 23.3% during the nine months ended September 30, 2013 from 26.5% during the nine months ended September 30, 2012. The margin decrease reflects the impact of lower average selling price compared to the same period last year.

Selling and operating expenses. Selling and operating expenses decreased $4.5 million, or 19.2%, to $18.9 million during the nine months ended September 30, 2013 from $23.4 million during the nine-month period ended September 30, 2012. As a percentage of net revenue, selling and operating expenses decreased to 26.5% during the nine-month period ended September 30, 2013 from 35.5% during the nine months ended September 30, 2012. The decrease in selling and operating expenses is attributable to reduction in payroll and other personnel costs associated with the integration of Alteris, as well as other cost saving initiatives.

General and administrative expenses. General and administrative expenses decreased $1.3 million, or 20.3%, to $5.1 million during the nine-month period ended September 30, 2013 from $6.4 million during the nine months ended September 30, 2012. As a percentage of net revenue, general and administrative expenses decreased to 7.2% during the nine-month period ended September 30, 2013 from 9.7% during the nine-month period ended September 30, 2012. The decrease in general and administrative expenses is due to cost cutting initiatives implemented during the year, partially offset by increased legal fees and other costs incurred to comply with applicable NASDAQ listing requirements.

Acquisition and other costs. Acquisition and other costs were $555,000 for the nine months ended September 30, 2013 and were comprised of $101,000 for acquisition and integration costs related to Syndicated Solar, Inc. and $454,000 for acquisition costs related to Mercury Energy, Inc.

Goodwill and other asset impairments. Goodwill and other asset impairments decreased $22.0 million, to $0, during the nine months ended September 30, 2013. During the nine months ended September 30, 2012, we recorded non-cash impairment charges of $19.7 million for goodwill, $2.1 million for property and equipment and $200,000 for other intangibles.

Interest and other expense. Interest and other expense increased $507,000 to $802,000 during the nine-month period ended September 30, 2013 from $295,000 during the nine months ended September 30, 2012. The increase is primarily attributable to the increase in our related party debt, which bears interest at an annual rate of 10%, the amortization of the warrants issued to Silicon Valley Bank less the non-cash adjustment to the fair value of the common stock warrant liability.

Income tax expense. Income tax expense decreased $8.7 million, to $17,000 during the nine months ended September 30, 2013, from $8.7 million during the nine months ended September 30, 2012. The nine-month period ending September 30, 2012 included an $8.7 million charge to establish a valuation allowance for net deferred taxes.

Net loss. As a result of the above factors, our net loss during the nine months ended September 30, 2013 was $8.8 million, or $0.31 per share, as compared to a net loss of $43.4 million, or $1.63 per share, during the nine months ended September 30, 2012. The decrease in net loss reflects higher revenue and gross profit and lower operating expenses. Additionally, the prior year included $22.0 million of non-cash impairment charges.

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

Liquidity and Capital Resources

Our capital needs arise from capital related to acquisitions of new businesses, working capital required to fund our purchases of solar photovoltaic modules and inverters, replacements, expansions and improvements to our infrastructure, and future growth. These capital requirements depend on numerous factors, including business acquisitions, the ability to attract new solar energy system installation customers, market acceptance of our product offerings, the cost of ongoing upgrades to our product offerings, the level of expenditures for sales and marketing, the level of investment in support systems and facilities and other factors. The timing and amount of these capital requirements are variable and may fluctuate from time to time.

To the extent we have or can arrange available capital, we plan to continue to pursue acquisitions and other opportunities to expand our sales territories, technologies, and produces and increase our sales and marketing programs as needed. We did not have any material commitments for capital expenditures as of September 30, 2013, and we do not presently have any plans for future material capital expenditures.

On June 3, 2013, we closed a private placement contemplated by the Securities Purchase Agreement entered into on May 24, 2013 with unaffiliated investors. Upon closing, we issued 3,366,974 shares of Class A common stock at a purchase price of $2.75 per share, or $9.3 million in the aggregate, and Common Stock Purchase Warrants to purchase an aggregate of 1,683,488 share of Class A common stock with an exercise price of $2.75 per share, which are immediately exercisable and have a term of 5 years. We received net proceeds of approximately $8.4 million after offering expenses. Proceeds from the transaction will be used for general corporate and working capital purposes.

On December 19, 2011, several of our wholly owned subsidiaries entered into a Loan and Security Agreement with Silicon Valley Bank (as amended by the First Loan Modification Agreement, dated as of August 28, 2012, the Second Loan Modification and Reinstatement Agreement, dated as of November 13, 2012, the Third Loan Modification Agreement, dated as of March 27, 2013, the Fourth Loan Modification Agreement, dated as of September 26, 2013, and the Fifth Loan Modification Agreement, dated as of November 5, 2013, the “Loan Agreement”). Originally, the Loan Agreement provided for a revolving line of credit. In the Fifth Loan Modification Agreement, dated as of November 5, 2013, Silicon Valley Bank also agreed to extend a term loan to the borrowers. Currently, the following of our wholly owned subsidiaries are parties to the Loan Agreement: Real Goods Energy Tech, Inc., Real Goods Trading Corporation, Alteris Renewables, Inc., and Real Goods Syndicated, Inc.

As amended by the Fourth Loan Modification Agreement, dated as of September 26, 2013, the amount of available credit under the revolving line of credit is $6.5 million, subject to the Borrowing Base (as defined in the Loan Agreement) of 75% of Eligible Accounts (as defined in the Loan Agreement). The Fourth Loan Modification Agreement also extended the maturity date from September 30, 2013 to September 29, 2014 and permits repayment of certain subordinated debt held by Gaiam and Riverside, if we meet certain liquidity thresholds and certain other subordination conditions are met. Additionally, the Fourth Loan Modification Agreement increased the liquidity ratio with which the borrowers must comply and added a covenant obligating the borrowers to meet certain EBITDA thresholds each quarter. The Fourth Loan Modification Agreement also increased the interest rate on borrowings. As a result, the interest rate on borrowings under the revolving line of credit is the greater of (a) the greater of the bank’s prime rate and 4.00%, plus 4.00 and (b) 8.00%. The interest rate accruing on borrowings under the revolving line of credit during a Streamline Period (as defined in the Loan Agreement) is the greater of (i) the greater of the bank’s prime rate and 4.00%, plus 2.00%, and (ii) 6.00%.

Pursuant to the terms of the Fourth Loan Modification Agreement, Real Goods Syndicated, Inc. joined as a party to the Loan Agreement and granted a security interest in substantially all of its assets to Silicon Valley Bank. Also, pursuant to the terms of the Fourth Loan Modification Agreement, we, the borrowers and Silicon Valley Bank also entered into an Intellectual Property Security Agreement, pursuant to which we and the borrowers pledged certain copyrights, trademarks, patents and mask works to secure the obligations of the borrowers under the Loan Agreement.

The borrowers paid Silicon Valley Bank a $65,000 extension fee and agreed to reimburse the bank for certain expenses incurred in connection with entering into the Fourth Loan Modification Agreement.

The Loan Agreement requires the borrowers to pay a final payment fee of $40,000 in cash upon termination or maturity of the revolving line of credit.

On November 5, 2013, the parties to the Loan Agreement entered into a Fifth Loan Modification Agreement. Under the Fifth Loan Modification Agreement, Silicon Valley Bank agreed to extend to the borrowers a term loan of up to $2,000,000 under the terms of the Loan Agreement in addition to the $6,500,000 revolving line of credit. The term loan matures on September 29, 2014. The borrowers are required to make monthly payments of interest only with respect to the term loan with the aggregate principal balance of the term loan, together with any accrued but unpaid interest, due and payable on the maturity date. The borrowers may prepay the term loan in whole or in part at any time without penalty. The proceeds of the term loan are required to be used to repay in full the outstanding indebtedness owed to Gaiam under the $1.7 loan and the $1.0 loan described below.

All borrowings under the term loan are collateralized by a security interest in substantially all assets of the borrowers other than the limited liability company interests in Alteris Project Financing Company LLC, and bear interest at (a) the greater of the bank’s prime rate or 4.00%, plus (b) 2.00% (or 10.00% during an event of default). The borrowers are obligated to pay to Silicon Valley Bank a final payment fee of $150,000 on or before the term loan maturity date. In addition, pursuant to the terms of the Fifth Loan Modification Agreement, at any time when (a) the borrowers’ unrestricted cash at Silicon Valley Bank, less (b) all outstanding obligations of borrowers owed to Silicon Valley Bank, is less than $2,000,000, the borrowers’ availability under the existing $6,500,000 line of credit will be reduced by an amount equal to the outstanding principal balance of the term loan.

Silicon Valley Bank fully funded the term loan on November 5, 2013 at the borrowers’ request. We used the proceeds of the term loan together with other available cash on hand to pay in full all indebtedness owed to Gaiam on the same day, as further described below.

We entered into a consent agreement with Silicon Valley Bank on May 10, 2013, to extend until June 30, 2013 the requirement that we obtain net proceeds of not less than $3.4 million from borrowing under a new subordinated debt agreement. In addition, until receipt of such proceeds, we agreed to deposit with Silicon Valley Bank $500,000 of unrestricted cash, which we are required to maintain under the terms of the Loan Agreement, in a restricted account at the bank. Although we explored new financing alternatives, we were unable to comply with the subordinated debt requirement by June 30, 2013. However, Silicon Valley Bank agreed that the terms of the consent agreement were met before June 30, 2013 based on the private placement closed on June 3, 2013.

Upon the closing of the Alteris transaction on December 19, 2011, we received commitments from Riverside to make us a single loan of up to $3.15 million and from Gaiam to loan us up to $1.7 million. Gaiam funded its loan commitment on December 30, 2011. Riverside loaned us $3.0 million on May 4, 2012 and another $150,000 on June 20, 2012. The loans originally were for a period of 12 months. The maturity dates for these loans have been extended and Riverside’s $3.0 million loan is due September 30, 2014, Riverside’s $150,000 loan is due October 29, 2014, and, at the time of repayment, Gaiam’s $1.7 million loan was due April 30, 2014. The loans bear interest at a rate of 10%. If we repay the loans owed to Riverside on or before their respective maturity date, the accrued interest is waived. On April 23, 2013, we entered into a conversion agreement with Gaiam pursuant to which the principal amount of Gaiam’s $1.7 million promissory note was reduced by $100,000 in exchange for 62,111 shares of our Class A common stock. The conversion ratio was determined based on the closing market price of our Class A common stock on the date of the agreement. As of November 8, 2013, we owed $3.15 million to Riverside on these loans. We have not paid any interest or principal on Riverside’s loan. On November 5, 2013, we paid the indebtedness owed to Gaiam under the $1.7 million loan as further describe below.

On November 13, 2012, we entered into a Loan Commitment with Gaiam and Riverside pursuant to which each agreed to advance to us up to an additional $1.0 million in cash upon our request until March 31, 2013 at an annual interest rate of 10% and with an original maturity date of April 26, 2013. During December 2012, we requested and received an advance of $1.0 million from each of Gaiam and Riverside under the Loan Commitment. On November 5, 2013, we paid the indebtedness owed to Gaiam under the $1.0 million loan as further described below. The maturity date for Riverside’s loans has been extended until April 26, 2014. We have not yet made any payments of principal or interest on Riverside’s loan and the full amount of the principal remains outstanding.

Furthermore, as required by the Loan Commitment, we executed with Gaiam an option agreement permitting Gaiam to purchase for $200,000 all tenant improvements constructed by us in our principal office space leased by us from Gaiam and amended our lease to cancel, effective March 28, 2013, the $3 per square foot credit set forth in the current lease. If we completes a sale of at least $50,000 of capital stock, then Riverside has (and Gaiam had during the existing of its loan) the option of converting all or any portion of the principal and the loan into securities in such sale at the same purchase price as paid by other purchasers in such sale. If we fail to make payment of the principal and all interest owing on Riverside’s loan within 10 days of when due, then Riverside has the option to acquire an undivided 50% interest in our real property located in Hopland, California (including all land and buildings) in exchange for cancellation of such principal and interest (Gaiam had the same option under the terms of its loan, while outstanding). This option is conditioned upon (a) the approval of the transaction by our disinterested directors, and (b) the consent of our senior creditor, Silicon Valley Bank.

Riverside’s loan is subordinate to all indebtedness for borrowed money owed by us to any lenders unaffiliated with us. Payment of the unpaid principal and all accrued but unpaid interest under a loan is accelerated and becomes immediately due and payable upon the occurrence of certain events related to proceedings under bankruptcy, insolvency, receivership or similar laws, the appointment of a receiver, trustee, custodian, sequestrator, conservator or similar official for us or a substantial part of our assets, and our making a general assignment for the benefit of creditors.

On November 5, 2013, we entered into a loan repayment agreement with Gaiam and Riverside whereby Gaiam agreed that upon receipt of $2.1 million, all of our outstanding indebtedness owed to Gaiam, aggregating $2.6 million, will be repaid in full. Under the loan repayment agreement, the aggregate principal amount outstanding under the indebtedness owed to Gaiam immediately before repayment would be reduced by $200,000 to reflect that Gaiam was deemed to have purchased from us our tenant leasehold improvements in accordance with the terms of our lease for our Louisville, Colorado office building. Therefore, the payoff of the indebtedness results in a $300,000 discount. On November 5, 2013, we made the $2.1 million payment to Gaiam. Additionally, pursuant to the loan repayment agreement, upon repayment of the indebtedness owed to Gaiam, Gaiam relinquished all rights and obligations under, and is no longer a party to, the Shareholders Agreement and the Amended and Restated Registration Rights Agreement, each by and among Gaiam, Riverside and us, dated December 19, 2011.

Gaiam owns approximately 9.9% of our Class A common stock and was one of our creditors until we repaid the indebtedness owed to Gaiam in full on November 5, 2013. Riverside owns approximately 25.8% of our Class A common stock and is one of our creditors. Pursuant to the terms of a Shareholders Agreement, Riverside has the right to designate a certain number of individuals for appointment or nomination to our board of directors, tied to its ownership of our Class A common stock.

At September 30, 2013, there was approximately $6.5 million of available borrowing capacity under our revolving line of credit with Silicon Valley Bank. We also had $400,000 of negative net working capital, including $2.3 million of cash. We continue to make operational improvements to reduce our operating cash requirements. Operational initiatives to reduce costs include productivity enhancements within support functions through greater use of information technology and other process improvements and greater project level control over working capital deployed and labor utilization. While there can be no assurances, we believe that our existing capital resources along with savings through further operational efficiencies are sufficient to fund our continuing operations, execute on our business plan and meet our current debt repayment obligations until September 30, 2014. However, no assurance can be given that we will achieve those objectives. Further, our projected cash needs may change as a result of unforeseen operational difficulties or other factors.

If we encounter unplanned operational difficulties, we may not have sufficient funds to repay any outstanding borrowings as they come due or to fund our operating cash needs for the next twelve months. These circumstances would require us to obtain financing from another source or raise additional capital through debt financing, equity financing or capital contributions from shareholders, if available to us. There can be no assurance that we will successfully obtain new financing.

The acquisition of Mercury includes approximately $18.0 million of tangible assets, including approximately $10.0 million of cash. Following the acquisition, the cash balance will be available to us for general corporate purposes and to invest in the growth of the combined business. There can be no assurance that we will successfully consummate the Mercury acquisition.

Cash Flows

The following table summarizes our primary sources (uses) of cash during the periods presented:

	Nine Months Ended September 30,
(in thousands)	2013	2012
Net cash provided by (used in):
Operating activities	$(8,672)	$(17,204)
Investing activities	(1,309)	(157)
Financing activities	1,893	9,375

Net change in cash	$(8,088)	$(7,986)

Operating activities. Our operating activities used net cash of $8.7 million and $17.2 million during the nine months ended September 30, 2013 and 2012, respectively. Our net cash used in operating activities during the nine months ended September 30, 2013 was primarily due to our net loss of $8.8 million, increased accounts receivable of $2.6 million and decreased accrued liabilities of $2.3 million, net of the non-cash effect of warrants issued, partially offset by increased costs in excess of billings on uncompleted contracts and accounts payable of $4.6 million and $1.2 million, respectively, deferred interest on related party debt of $610,000, and increases in other current assets of $515,000. Our net cash used by operating activities during the nine months ended September 30, 2012 was primarily attributable to our net loss of $43.4 million, decreased accounts payable and accrued liabilities of $12.9 million, increased costs in excess of billings on uncompleted contracts of $2.7 million, and decreased deferred revenue and other current liabilities of $1.8 million, partially offset by noncash adjustments to our net loss of $32.0 million, decreased accounts receivable of $6.1 million and decreased inventory of $5.8 million. A significant portion of the reduction in accounts payable reflects payments for Alteris liabilities assumed on December 19, 2011.

Investing activities. Our investing activities used net cash of $1.3 million and $157,000 during the nine months ended September 30, 2013 and 2012, respectively. Our net cash used in investing activities during the nine months ended September 30, 2013 was to acquire property and equipment for $234,000 and our investment in the acquisition of Syndicated Solar, Inc. for $1.1 million. Our net cash used in investing activities during the nine months ended September 30, 2012 was primarily due to the purchase of property and equipment for $329,000, partially offset by a decrease in restricted cash of $172,000.

Financing activities. Our financing activities provided net cash of $1.9 million and $9.4 million during the nine months ended September 30, 2013 and 2012, respectively. Our net cash provided by financing activities during the nine-month period ended September 30, 2013 reflected the net issuance of Class A common stock and warrants of $8.4 million, repayments of our line of credit of $6.5 million and other debt and capital lease obligations of $97,000, partially offset by proceeds from the exercise of stock options of $74,000. Our net cash provided by financing activities during the nine-month period ended September 30, 2012 was primarily the result of borrowings on our line of credit of $6.5 million and a loan from a shareholder of $3.2 million, partially offset by payments on debt and capital lease obligations of $275,000.

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

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the three months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we are involved in legal proceedings that we consider to be in the normal course of business. We do not believe that any of these proceedings will have a material adverse effect on our business.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Item 1A of our Form 10-K for the fiscal year ended December 31, 2012, and the additional risk factors below.

The reduction, elimination or expiration of government subsidies and economic incentives for solar energy systems could reduce the demand for Real Goods Solar’s products.

U.S. federal, state and local government bodies and utilities provide incentives to end users, distributors, system integrators and manufacturers of solar energy systems to promote solar electricity in the form of rebates, tax credits and other financial incentives such as system performance payments and payments for renewable energy credits associated with renewable energy generation. These incentives enable us to lower the price we charge customers for energy and for our solar energy systems. However, these incentives may expire on a particular date, end when the allocated funding is exhausted, or be reduced or terminated as solar energy adoption rates increase. These reductions or terminations often occur without warning. The federal government currently offers a 30% investment tax credit under Section 48(a)(3) of the Internal Revenue Code, or the Federal ITC, for the installation of certain solar power facilities until December 31, 2016. This credit is due to adjust to 10% in 2017. In addition, applicable authorities may adjust or decrease incentives from time to time or include provisions for minimum domestic content requirements or other requirements to qualify for these incentives. The reduction, elimination or expiration of such incentives or delays or interruptions in the implementation of favorable federal or state laws could substantially increase the cost of Real Goods Solar’s systems to its customers, resulting in a significant reduction in demand for its solar energy systems, which would negatively impact its business.

Real Goods Solar prepares and submits paperwork on behalf of customers to obtain applicable incentive payments and reimbursement and the failure to successfully do so may decrease Real Goods Solar’s revenue and profitability.

Real Goods Solar, in some instances, prepares and submits the necessary paperwork on behalf of its customers to obtain applicable incentive payments and reimbursements. The processing of such paperwork is generally subject to rigid and formal compliance procedures. In addition, such processing may be time consuming and add significant cost and administrative burden. Real Goods Solar may price its products assuming that it will be successful in obtaining available incentive payments and reimbursements. The can be no assurance that Real Goods Solar will be able to process necessary paperwork in a timely manner and successfully obtain all incentive payments and reimbursements available to itself or to its customers. If Real Goods Solar is unsuccessful in doing so, Real Goods Solar’s revenue and sales margin will be negatively impacted.

There is no assurance when or even if the Mercury merger will be completed. Failure to obtain required approvals necessary to satisfy closing conditions may delay or prevent completion of the merger.

Real Goods Solar has entered into the Merger Agreement to acquire Mercury. Completion of the merger is subject to the satisfaction or waiver of a number of conditions, including the requisite approvals by the respective shareholders of Real Goods Solar and Mercury. There can be no assurance that Real Goods Solar or Mercury will be able to satisfy the closing conditions or that closing conditions beyond their control will be satisfied or waived. If the merger is not completed, Real Goods Solar will need to consider other strategic alternatives to grow and diversify its business to enhance stockholder value.

Real Goods Solar’s present indebtedness and projected future borrowings could adversely affect its financial health; future cash flows may not be sufficient to meet its obligations and Real Goods Solar may have difficulty obtaining additional financing; and Real Goods Solar may experience adverse effects of interest rate fluctuations.

As of November 11, 2013, Real Goods Solar had indebtedness of approximately $6.35 million. The indebtedness consisted of:

•	a revolving line of credit from Silicon Valley Bank of up to $6.5 million, with a maturity date of September 29, 2014, with $1.5 million drawn as of November 11, 2013;

•	a term loan from Silicon Valley Bank of $2 million, with a maturity date of September 29, 2014;

•	loans in an aggregate amount of $3.15 million from Riverside under the terms of the Shareholders Agreement entered into in connection with the Alteris merger, with maturity dates of September 3, 2014 for $3.0 million and October 29, 2014 for $150,000;

•	an additional loan of $1.0 million from Riverside, pursuant to the loan commitment entered into on November 13, 2012, for its general working capital needs. The maturity date for the loan is April 26, 2014; and

•	capital lease obligations and miscellaneous debt financing of $600,000 with various maturity dates.

There can be no assurance in the future whether Real Goods Solar will generate sufficient cash flow from operations or through asset sales to meet its long-term debt service obligations. Real Goods Solar’s present indebtedness and projected future borrowings could have important adverse consequences to Real Goods Solar, such as:

•	making it more difficult for Real Goods Solar to satisfy its obligations with respect to its existing indebtedness;

•	limiting Real Goods Solar’s ability to obtain additional financing without restructuring the covenants in its existing indebtedness to permit the incurrence of such financing;

•	requiring a substantial portion of its cash flow to be used for payments on the debt and related interest, thereby reducing its ability to use cash flow to fund working capital, capital expenditures and general corporate requirements;

•	limiting Real Goods Solar’s ability to respond to changing business, industry and economic conditions and to withstand competitive pressures, which may affect its financial condition;

•	causing Real Goods Solar to incur higher interest expense in the event of increases in interest rates on its borrowings that have variable interest rates or in the event of refinancing existing debt at higher interest rates;

•	limiting Real Goods Solar’s ability to make investments, dispose of assets, pay cash dividends or repurchase stock;

•	increasing Real Goods Solar’s vulnerability to downturns in its business, its industry or the general economy and restricting Real Goods Solar from making improvements or acquisitions or exploring business opportunities;

•	placing Real Goods Solar at a competitive disadvantage to competitors with less debt or greater resources; and

•	subjecting Real Goods Solar to financial and other restrictive covenants in its indebtedness, the non-compliance with which could result in an event of default.

As illustrated above, during 2014, any indebtedness outstanding under the Silicon Valley Bank revolving line of credit and term loan will become due and payable. Real Goods Solar cannot assure that its business will generate sufficient cash flow from operations or that future borrowings will be available to Real Goods Solar under existing or new sources of credit in amounts sufficient to enable Real Goods Solar to pay its indebtedness or to fund its other liquidity needs. In addition, if Real Goods Solar consummates significant acquisitions in the future, its cash requirements and its debt service requirements may increase significantly.

If Real Goods Solar fails to generate sufficient cash flow or otherwise obtain capital to meet its debt service obligations, it may need to refinance all or a portion of its debt on or before maturity. Real Goods Solar cannot assure you that it will be able to refinance any of its debt on attractive terms, commercially reasonable terms or at all. Real Goods Solar’s future operating performance and its ability to service, extend or refinance its indebtedness will be subject to future economic conditions and to financial, business and other factors, many of which are beyond its control. Real Goods Solar’s failure to meet its debt service obligations or pay its indebtedness when it comes due may cause Real Goods Solar to become insolvent, which would cast doubt on its ability to continue as a going concern.

Ownership could be diluted by future issuances of Real Goods Solar’s stock, options, warrants or other securities.

Ownership of Real Goods Solar’s securities may be diluted by future issuances of capital stock or the exercise of outstanding or to be issued options, warrants or convertible notes to purchase capital stock, including the warrants issued in this offering. In particular, Real Goods Solar may sell securities in the future in order to finance operations, expansions, or particular projects or expenditures. Such issuances would have a significant dilutive effect. For example, on June 3, 2013, Real Goods Solar closed a private placement of securities and issued 3,366,974 shares of Common Stock and warrants to purchase 1,683,488 shares of Common Stock for an aggregate purchase price of approximately $9.3 million (approximately $8.4 million, net of associated offering costs) and such private placement diluted existing Real Goods Solar’s shareholders. Additionally, as described above under “Recent Developments”, the consummation of the Merger with Mercury Energy will dilute the ownership position of the current Real Goods Solar’s shareholders. Further, derivative securities, such as warrants, currently outstanding or issued in the future may contain anti-dilution protection provisions, which, if triggered, could require Real Goods Solar to issue a larger number of the security underlying such derivative security than the face amount. For example, the warrants Real Goods Solar issued in the June 3, 2013 private placement provide that, among other things, if Real Goods Solar issues or sells, or is deemed to have issued and sold, shares of Common Stock for a consideration per share less than a price equal to the exercise price of the warrants, the exercise price of the warrants will be reduced and the number of shares of Common Stock issuable upon exercise of the warrants will be increased, based on the formula and on the terms set forth in the warrants.

Item 6.	Exhibits

a)	Exhibits.

Exhibit No.	Description

2.1†	Agreement and Plan of Merger, dated August 8, 2013, among Real Goods Solar, Inc., Real Goods Mercury, Inc. and Mercury Energy, Inc. (incorporated by reference to Exhibit 2.1 to Real Goods Solar, Inc.’s Current Report on Form 8-K/A filed September 9, 2013 (No. 001-34044))

2.2†

Agreement and Plan of Merger, dated August 9, 2013, among Real Goods Solar, Inc., Real Goods Syndicated, Inc. and

Syndicated Solar, Inc. (incorporated by reference to Exhibit 2.1 to Real Goods Solar, Inc.’s Current Report on Form 8-K filed August 12, 2013 (No. 001-34044))

10.1	Pre-Voting Agreement, dated August 8, 2013, among Mercury Energy, Inc., Real Goods Solar, Inc., Timothy Greener, Peter Kaufmann and Richard D. White (incorporated by reference to Exhibit 10.1 to Real Goods Solar, Inc.’s Current Report on Form 8-K filed August 9, 2013 (No. 001-34044))

10.2	Joinder and Fourth Loan Modification Agreement, dated September 26, 2013, among Real Goods Energy Tech, Inc., Real Goods Trading Corporation, Alteris Renewables, Inc., Real Goods Syndicated, Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to Real Goods Solar, Inc.’s Current Report on Form 8-K filed September 27, 2013 (No. 001-34044))

10.3	Intellectual Property Security Agreement, dated September 26, 2013, among Real Goods Energy Tech, Inc., Real Goods Trading Corporation, Alteris Renewables, Inc., Real Goods Syndicated, Inc., Real Goods Solar, Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 10.2 to Real Goods Solar, Inc.’s Current Report on Form 8-K filed September 27, 2013 (No. 001-34044))

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Description

101.INS*	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith
**	Furnished herewith
†	This exhibit excludes schedules and exhibits pursuant to Item 601(b)(2) of Regulation S-K, which the registrant agrees to furnish supplementally to the Securities and Exchange Commission upon request by the Commission.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf, by the undersigned, thereunto duly authorized.

Real Goods Solar, Inc.
(Registrant)

Date: November 14, 2013	By:	/s/ Kam Mofid
Kamyar (Kam) Mofid
Chief Executive Officer (authorized officer)

Date: November 14, 2013	By:	/s/ Anthony DiPaolo
Anthony DiPaolo
Chief Financial Officer
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

2.1†	Agreement and Plan of Merger, dated August 8, 2013, among Real Goods Solar, Inc., Real Goods Mercury, Inc. and Mercury Energy, Inc. (incorporated by reference to Exhibit 2.1 to Real Goods Solar, Inc.’s Current Report on Form 8-K/A filed September 9, 2013 (No. 001-34044))

2.2†	Agreement and Plan of Merger, dated August 9, 2013, among Real Goods Solar, Inc., Real Goods Syndicated, Inc. and Syndicated Solar, Inc. (incorporated by reference to Exhibit 2.1 to Real Goods Solar, Inc.’s Current Report on Form 8-K filed August 12, 2013 (No. 001-34044))

10.1	Pre-Voting Agreement, dated August 8, 2013, among Mercury Energy, Inc., Real Goods Solar, Inc., Timothy Greener, Peter Kaufmann and Richard D. White (incorporated by reference to Exhibit 10.1 to Real Goods Solar, Inc.’s Current Report on Form 8-K filed August 9, 2013 (No. 001-34044))

10.2	Joinder and Fourth Loan Modification Agreement, dated September 26, 2013, among Real Goods Energy Tech, Inc., Real Goods Trading Corporation, Alteris Renewables, Inc., Real Goods Syndicated, Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to Real Goods Solar, Inc.’s Current Report on Form 8-K filed September 27, 2013 (No. 001-34044))

10.3	Intellectual Property Security Agreement, dated September 26, 2013, among Real Goods Energy Tech, Inc., Real Goods Trading Corporation, Alteris Renewables, Inc., Real Goods Syndicated, Inc., Real Goods Solar, Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 10.2 to Real Goods Solar, Inc.’s Current Report on Form 8-K filed September 27, 2013 (No. 001-34044))

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith
**	Furnished herewith
†	This exhibit excludes schedules and exhibits pursuant to Item 601(b)(2) of Regulation S-K, which the registrant agrees to furnish supplementally to the Securities and Exchange Commission upon request by the Commission.