Form 10-K
period 2013-12-31
Real Goods Solar, Inc.
filed 2014-03-31
CIK 1425565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    YES  ☐    NO  ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $56,838,284 as of June 30, 2013, based upon the closing price on the NASDAQ Capital Market on that date. The registrant does not have non-voting common equity.

As of March 21, 2014, 44,946,489 shares of the registrant’s Class A common stock and no shares of the registrant’s Class B common stock were outstanding.

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

For the Fiscal Year Ended December 31, 2013

Item 1.	Business

Introduction

We are a leading residential and commercial solar energy engineering, procurement, and construction firm. We also perform most of our own sales and marketing activities to generate leads and secure projects. We offer turnkey services, including design, procurement, permitting, build-out, grid connection, financing referrals and warranty and customer satisfaction activities. Our solar energy systems use high-quality solar system components from tier-1 manufacturers such as Canadian Solar and Fronius for PV modules and inverters respectively. We use proven technologies and techniques to help customers achieve meaningful savings by reducing their utility costs and total cost of energy. In addition, we help customers lower their emissions of carbon and reliance upon fossil fuel energy sources. As part of our evolution and to participate in the broader solar value chain, we recently expanded the loan and lease finance options provided to our customers.

We, including our predecessors, have over 35 years of experience in providing solar energy directly to end users. We have designed and installed over 19,000 residential and commercial solar systems. This makes us one of the most experienced and one of the largest downstream solar companies in the country. Presently we serve customers in the United States from offices located in ten states. In our history we have completed solar installations for customers in more than 30 states.

Growth Strategy

Our goal is to continue to build upon our national presence to become one of the largest and most profitable residential and commercial solar energy integrators in the United States. Our strategies to achieve this goal are:

•	Continue to expand into markets with favorable legislation and incentives for solar energy. As jurisdictions adopt new, or improve existing, incentive programs that enhance the economics of solar energy systems, we intend to focus our sales and marketing efforts in those states and territories to increase our customer base. In addition to federal investment tax credits, many jurisdictions, including Arizona, California, Colorado, Connecticut, Hawaii, Massachusetts, Missouri, Nevada, New Jersey, New York and Puerto Rico have adopted legislation and incentives favorable to distributed solar energy production.

•	Continue to drive growth through organic and acquisition efforts. The U.S. solar energy installation market is highly fragmented. Our acquisition strategy is intended to consolidate markets and achieve economies of scale, increasing operating efficiencies and our competitive strengths. Our organic growth strategy targets markets with favorable solar energy regulatory environments and is intended to leverage our historic presence in those markets.

•	Continue to disrupt the centralized energy production model. The centralized production of energy reduces consumer choice and leads to increased costs during periods of peak demand. Our objective of increasing distributed electrical energy production reduces reliance on utility energy providers and results in lower energy costs for the consumer.

Competitive Advantages

We believe that we have a number of advantages over our competitors. Our competitors include other solar providers as well as electric utilities already serving our potential customers. Our advantages include the following:

•	Low barriers to switching to solar. Our approach includes design, engineering, financing referral, procurement, permitting and construction of the solar energy system. Customers are able to transition to sustainable solar energy efficiently.

•	Strength of management. We have a highly experienced management team. Our management team, including the members of our Board of Directors, has significant experience building national and international organizations.

•	Geographically diverse operations. Our national footprint, with West Coast, East Coast and Midwest operations, allows us to offer solar energy systems at lower costs than our competitors through economies of scale.

Description of our Services

We offer turnkey solar energy services, including design, procurement, permitting, build-out, grid connection, financing referrals and warranty and customer satisfaction activities. We install residential and commercial systems that are generally between 3 kilowatts, or kW, and 1megawatt, or MW, output, with the average residential installation being approximately 6 kW output. We also on occasion install larger commercial projects in the 3-4 MW range. We also have the capability and have successfully completed larger projects for utility customers.

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

Solar Energy Systems

A basic solar energy system has no moving parts and consists of a number of solar PV modules wired together and mounted on a metal framing structure located either on our customer’s roof or on a freestanding mounting structure, an inverter and the balance of systems and safety equipment necessary to connect the system to the customer’s existing utility service.

•	Solar PV modules. We source solar PV modules from several primary manufacturers. These modules range in conversion efficiency from 14% to 19%. Solar PV modules can be manufactured using different semiconductor materials, including mono- and poly-crystalline silicon, amorphous silicon, gallium arsenide, copper indium gallium selenide, or CIGS, and cadmium telluride. Developments in solar PV technology have generated advances in the conversion efficiency of solar PV cells, reductions in manufacturing costs and improvements in manufacturing yields.

•	Inverters. An inverter is an electronic device that converts the low-voltage DC power generated by solar PV modules to conventional 120-volt AC power used by standard household lights and appliances. While an inverter may need to be replaced approximately 15 years after installation, other system components typically do not require replacement during the 20- to 25-year warranty period applicable to solar PV modules. Individual solar energy systems are connected to the utility grid by an inverter, which also allows the excess electricity produced to flow into the grid, causing the customer’s electric meter effectively to run backwards, to the credit of the customer’s utility account, sometimes at standard retail prices. A customer that has a grid-connected solar energy system draws energy from the grid through the conventional local utility when the sun is not shining, or when household energy consumption exceeds the solar energy system’s energy generation capacity.

Warranty Terms

Most manufacturers of solar PV modules currently offer a 20- to 25-year transferable warranty of their products. We offer a 10-year parts and labor warranty, which covers property damage arising from the installation. We generally handle manufacturer warranty claims for solar PV modules as part of our customer service and we are typically reimbursed by the manufacturers for our labor and materials. Historically, our costs associated with warranty claims have been minimal.

Financing

While many of our customers choose to purchase their solar energy systems without the use of financing, we also connect our customers with preferred third-party financing sources. We presently offer a diverse array of financing options to our customers especially in the residential sector where in addition to third-party leasing solutions, we also offer a variety of loan options. Our diverse finance offerings allow us to provide solar power to our customers at prices that are economically attractive to their individual situation. In addition, maintaining a variety of financing sources allows us to source customer financing under the most favorable terms.

We work with solar financing partners who provide long-term leases of solar systems to our customers for up to a 20-year period. The long term of the lease helps lower the monthly cost and such leases may also provide our customer with a “no money down” option. Many customers find this option to be attractive in that the new combined monthly payments to their electric utility plus the solar lease payment can be less than the amount previously being paid monthly to their utility provider. We handle some of the administrative processing for our customers that choose to use third-party financing or leasing.

The substantial knowledge we have gained in working with financing sources to market and facilitate sales to our customers has allowed us to increase our in-house financing capabilities and explore meaningful options to directly participate in the financing part of the solar value chain. For instance, we recently expanded our finance offerings to commercial customers to include an in-house co-managed fund. In addition, in the fourth quarter of 2013 and first quarter of 2014 we expanded our residential financing capabilities including the hiring of key personnel. We believe that investments in these key areas will allow us to increase the value we provide to our customers, increase velocity in the sales cycle and allow us to participate in the long-term ownership potential of solar assets which we believe will also be beneficial to our shareholders.

Sales and Marketing

Our products and services are marketed and sold through an outside sales team, door-to-door sales efforts, e-sales and inside sales located in Colorado and customer referral program,

—	Direct outside sales. Our outside sales force works in the markets we serve and follows up on sales leads we receive. The outside sales team visits potential customers in their homes, explaining the advantages of solar energy and answering customer questions.

—	Door-to-door sales. Our door-to-door sales efforts include engaging potential customers through door hangers and conversations, resulting in sales leads for our outside sales team.

—	E-sales and inside sales. Our e-sales and inside sales groups provide the opportunity to initially engage with potential customers without a site visit. The e-sales and inside sales groups discuss the customer’s interest in solar energy and compile data necessary to assess potential cost savings and costs to install the system. We utilize electronic contracts and digital signatures within these teams.

—	Customer referrals. Our customer referral program is designed to be an effective and efficient method reaching new customers. Our program provides cash incentives to current customers to refer friends, relatives and co-workers to us.

Customers

Our residential customers are homeowners interested in reducing electrical utility costs and switching to sustainable energy. Our residential solar energy systems are generally rooftop installations of less than 10kW in size.

Our commercial customers come from a variety of industries including retail, manufacturing, service and municipal services. Our commercial solar energy systems may be roof mounted or ground mounted and are generally between 250 kW and 1 MW in size.

Suppliers

Our solar energy systems utilize solar panels and inverters purchased from several manufacturers. We negotiate pricing based on quantity purchased and payment terms. We purchase major components as needed and do not have long-term or volume commitments with suppliers.

Competition

We primarily compete with other solar companies providing similar services. These companies vary in size and capability and our larger competitors include Solar City and Verengo in the residential space and companies such as Borrego, REC Solar, and groSolar in the commercial space. The solar industry as a whole has rapidly evolved in recent years. The competitive landscape changed substantially over the past year and is expected to continue to rapidly change. For instance, electric utilities are our competition, both as incumbent power providers and also as recent entrants into the downstream solar market. Additional recent new competitors also include traditional third party solar finance companies such as SunRun. Historically they did not compete directly with us in the downstream solar market but recent acquisitions and establishment of new channel relationships which will likely make them competitors in the future. We believe we understand these rapidly changing dynamics and are well positioned to adapt our sales and marketing, customer finance and delivery methods and our business model to maintain and grow our position in the market.

Regulations

We work with local electrical utilities to obtain permission to operate and interconnection for our customers. Interconnection is, generally, a standard agreement between the customer and the utility. There are no additional regulatory approvals required following interconnection approval. We employ a team of administrators who work with utilities to achieve interconnection approval for our customers.

We are subject to several federal, state and local laws and regulations governing safety on our job sites. We employ a safety professional to ensure we remain in compliance with such laws and regulation.

Many of our municipal and government projects are subject to prevailing wage requirements.

Intellectual Property

We have registered and operate under the tradenames “Real Goods”, “Real Goods Solar” and “RGS Energy”. Registrations are valid for ten years and we maintain registrations by filing all required renewal application and fees when due.

Seasonality

We have historically experienced seasonality in our business, with the first quarter representing our slowest quarter of the year. Additionally, the fourth quarter can be impacted by unfavorable weather in certain geographic regions, especially in the northeastern and Midwestern parts of the United States.

Employees

As of March 21, 2014, we had approximately 488 full-time and 11 part-time employees. None of our employees are represented by a labor union or subject to a collective bargaining agreement.

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

U.S. federal, state and local government bodies and utilities provide incentives to end users, distributors, system integrators and manufacturers of solar energy systems to promote solar electricity in the form of rebates, tax credits and other financial incentives such as system performance payments and payments for renewable energy credits associated with renewable energy generation. These incentives enable us to lower the price we charge our customers for solar energy systems. However, these incentives may expire on a particular date, end when the allocated funding is exhausted, or be reduced or terminated as solar energy adoption rates increase. These reductions or terminations often occur without warning. The federal government currently offers a 30% investment tax credit under Section 48(a)(3) of the Internal Revenue Code, or the Federal ITC, for the installation of certain solar power facilities until December 31, 2016. This credit is due to adjust to 10% in 2017. In addition, applicable authorities may adjust or decrease incentives from time to time or include provisions for minimum domestic content requirements or other requirements to qualify for these incentives. The reduction, elimination or expiration of such incentives or delays or interruptions in the implementation of favorable federal or state laws could substantially increase the cost of our systems to our customers, resulting in a significant reduction in demand for our solar energy systems, which would negatively impact our business.

We prepare and submit paperwork on behalf of our customers to obtain applicable incentive payments and reimbursement and the failure to successfully do so may decrease our revenue and profitability.

We, in some instances, prepare and submit the necessary paperwork on behalf of our customers to obtain applicable incentive payments and reimbursements. The processing of such paperwork is generally subject to rigid and formal compliance procedures. In addition, such processing may be time consuming and add significant cost and administrative burden. We may price our products assuming that we will be successful in obtaining available incentive payments and reimbursements. There can be no assurance that we will be able to process necessary paperwork in a timely manner and successfully obtain all incentive payments and reimbursements available to us or to our customers. If we are unsuccessful in doing so, our revenue and sales margin will be negatively impacted.

Adverse general economic conditions could have a material impact on our business.

Adverse overall economic conditions that impact consumer spending could impact our results of operations. Future economic conditions affecting disposable income such as employment levels, consumer confidence, credit availability, spending on housing, business conditions, stock market volatility, weather conditions, acts of terrorism, threats of war, and interest and tax rates could reduce consumer spending or cause consumers to shift their spending away from our products. While many economic indicators have improved recently, activity in many areas of the general U.S. economy remain sluggish. If the economic conditions continue to be adverse or worsen, we may experience material adverse impacts on our business, operating results and financial condition. Such impacts may increase our cost of funding and limit our access to some of our traditional sources of liquidity, including both secured and unsecured borrowings. Increases in funding costs and limitations on our access to liquidity could have a negative impact on our earnings and our ability to drive our growth strategies. In addition, in the past, the deteriorating general economic conditions in the United States have caused a drop in consumer spending in general, and discretionary spending in particular. If these were to occur again in the future, these dynamics may also adversely impact the solar sector.

Our business prospects could be harmed if solar energy is not widely adopted or sufficient demand for solar energy systems does not develop or takes longer to develop than we anticipate.

The solar energy market is at a relatively early stage of development. The extent to which solar energy will be widely adopted and the extent to which demand for solar energy systems will increase are uncertain. If solar energy does not achieve widespread adoption or demand for solar energy systems fails to develop sufficiently, we may be unable to grow our business at the rate we desire. In addition, demand for solar energy systems in our targeted markets may not develop or may develop to a lesser extent or more slowly than we anticipate. Many factors may affect the demand for solar energy systems, including the following:

•	availability of government and utility company subsidies and incentives to support the development of the solar energy industry;

•	fluctuations in economic and market conditions that affect the viability of conventional and non-solar renewable energy sources, such as changes in the price of oil and other fossil fuels;

•	cost-effectiveness (including the cost of solar panels), performance and reliability of solar energy systems compared with conventional and other non-solar renewable energy sources and products;

•	success of other renewable energy generation technologies, such as hydroelectric, wind, geothermal, solar thermal, concentrated solar and biomass;

•	availability of financing with economically attractive terms;

•	fluctuations in expenditures by purchasers of solar energy systems, which tend to decrease in slower economic environments and periods of rising interest rates and tighter credit; and

•	deregulation of the electric power industry and the broader energy industry.

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

The market for solar energy systems is heavily influenced by foreign, federal, state and local government regulations and policies concerning the electric utility industry, as well as policies adopted by electric utilities. These regulations and policies often relate to electricity pricing and technical interconnection of customer-owned electricity generation. For example, the vast majority of states have a regulatory policy known as net energy metering, or net metering. Net metering typically allows our customers to interconnect their on-site solar energy systems to the utility grid and offset their utility electricity purchases by receiving a bill credit at the utility’s retail rate for energy generated by their solar energy system that is exported to the grid and not consumed on-site. In this way, the customer pays for the net energy used or receives a credit at the retail rate if more energy is produced than consumed. Metering caps currently exist in certain jurisdictions, which limit the aggregate amount of power that may be sold by solar power generators into the electric grid. These regulations and policies have been modified in the past and may be modified in the future in ways that could deter purchases of solar energy systems and investment in the research and development of solar energy technology. Without a mandated regulatory exception for solar energy systems, utility customers are often charged interconnection or standby fees for putting distributed power generation on the electric utility grid. Such fees could increase the cost to our customers of using solar energy systems and make them less desirable, thereby harming our business, operating results and financial condition. In addition, electricity generated by solar energy systems competes primarily with expensive peak hour electricity rates rather than with the less expensive average price of electricity. Modifications to the peak hour pricing policies of utilities, such as to a flat rate, would require solar energy systems to achieve lower prices in order to compete with the price of utility generated electricity.

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

Our sales and installations are subject to seasonality of customer demand and weather conditions which are outside of our control.

Our sales are subject to the seasonality of when customers buy solar energy systems. We experience spikes in orders in the Spring and Summer months, which due to lead time result in installations and revenue increasing during the Summer and Fall. Tax incentives can generate additional backlog prior to the end of the year, depending upon the incentive available and the tax appetite of the customer. Our ability to construct systems outdoors can be impacted by inclement weather, which can be most prominent in our geographic installation regions during the first and fourth quarters of the year. As a result of these factors, our first quarter is generally our slowest quarter of the year. If unexpected natural events occur and we are unable to manage our cash flow through these seasonal factors, there could be a negative impact on our financial position, liquidity, results of operation and cash flow.

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

We currently derive the vast majority of our revenue from solar energy integration services from projects in fewer than ten states located on the West Coast and in the Northeast and Midwest. This geographic concentration exposes us to increased risks associated with the growth rates, government regulations, economic conditions, and other factors that may be specific to those states to which we would be less subject if we were more geographically diversified. The growth of our business will require us to expand our operations in existing markets and to commence operations in other states. Any geographic expansion efforts that we may make may not be successful, which would limit our growth opportunities.

Our success may depend in part on our ability to continue to make successful acquisitions.

As part of our business strategy, we may expand our operations through strategic acquisitions in our current markets and in new geographic markets. We have acquired several businesses over the last few years. If we are unable to complete successful acquisitions in the future, it could impede our growth prospects in a consolidating industry. We cannot accurately predict the timing, size and success of our acquisition efforts. Our acquisition strategy involves significant risks, including the following:

•	limitations on our cash available for acquisitions;

•	market prices of our Class A common stock, to the extent we elect to use stock as all or part of the consideration for acquisitions;

•	our ability to identify suitable acquisition candidates at acceptable prices;

•	our ability to complete successfully the acquisitions of candidates that we identify;

•	our ability to compete effectively for available acquisition opportunities;

•	increases in asking prices by acquisition candidates to levels beyond our financial capability or to levels that would not result in the returns required by our acquisition criteria;

•	diversion of management’s attention to expansion efforts;

•	unanticipated costs and contingent liabilities associated with acquisitions;

•	failure of acquired businesses to achieve expected results;

•	our ability to realize value estimated at the time of the acquisitions and the occurrence of future events that may impact this ability;

•	our failure to retain key customers or personnel of acquired businesses; and

•	difficulties entering markets in which we have no or limited experience.

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

Our internal control environment will need to evolve to keep up with the activities of a dynamic business poised for growth. Our failure to implement effective systems of internal controls, or modify those systems, as we acquire and integrate new businesses, could have an impact on the accuracy and timeliness of our financial reporting and on our ability to prevent fraud.

If we are unable to establish and maintain effective internal controls with respect to acquired businesses, we may be unable to accurately or timely report our financial results or prevent fraud from occurring. Additionally, we may incur significant expense and be required to expend significant effort in implementing a system of internal controls in our newly acquired businesses, the extent of which can be difficult to predict. While we are implementing such systems, there is a risk that errors and misstatements could occur, resulting in a negative impact on the reliability of our financial statements and potentially other adverse developments such as regulatory action or litigation.

We have a history of operating losses, and it is uncertain when, or if, we may be able to achieve or sustain future profitability. If our revenue levels decrease or if we do not become profitable on an ongoing basis, we may be unable to continue our operations.

We have incurred net losses and have an accumulated deficit of $89.5 million as of December 31, 2013. If our revenue levels decrease or do not grow at a rate greater than the costs incurred in our growth, and ultimately result in net income, we may be unable to continue our operations in the future.

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

Competitors with superior access to capital may have a significant advantage over us if we are unable to generate sufficient cash flow or obtain adequate financing for expansion and acquisitions timely.

The solar installation industry is highly fragmented and continues to move toward consolidation. We compete for acquisition opportunities with companies that have greater capital resources than we have. If we do not have available capital, for example, as a result of our inability to produce cash flow or obtain financing on acceptable terms, when acquisition opportunities arise, may preclude us from competing for available acquisition opportunities.

Our present indebtedness and projected future borrowings could adversely affect our financial health; future cash flows may not be sufficient to meet our obligations and we may have difficulty obtaining additional financing; and we may experience adverse effects of interest rate fluctuations.

As of March 21, 2014, we had indebtedness of approximately $6.6 million. The indebtedness consisted of:

•	a revolving line of credit from Silicon Valley Bank of up to $6.5 million, with a maturity date of September 29, 2014, with $ 0 drawn as of March 21, 2014;

•	a term loan from Silicon Valley Bank of $2.0 million, with a maturity date of September 29, 2014;

•	loans in an aggregate amount of $3.15 million from Riverside Renewable Energy Investment LLC (“Riverside”) under the terms of the Shareholders Agreement entered into in connection with the Alteris merger, with maturity dates of September 3, 2014 for $3.0 million and October 29, 2014 for $150,000;

•	an additional loan of $1.0 million from Riverside, pursuant to the loan commitment entered into on November 13, 2012, for our general working capital needs with a maturity date of April 26, 2014; and

•	capital lease obligations and miscellaneous debt financing of approximately $450,000 with various maturity dates.

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

As illustrated above, during 2014, the majority of our indebtedness will become due and payable. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under existing or new sources of credit in amounts sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. In addition, if we consummate significant acquisitions in the future, our cash requirements and our debt service requirements may increase significantly.

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

Our continued success and our ability to maintain our competitive position is largely dependent upon, among other things, the efforts and skills of our senior executives and management team. We cannot guarantee that these individuals will remain with us. We do not carry key man life insurance on our executives. If we lose the services of any members of our management team or other key personnel, our business may be significantly impaired. We cannot assure you that we will be able to retain our existing senior executive and management personnel or attract additional qualified senior executive and management personnel.

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

Although currently there is no shortage of supplies for solar energy systems, from time to time in the past, shortages have occurred and have impacted companies such as us. Shortages in the supply of silicon, inverters or supply chain issues could adversely affect the availability and cost of the solar photovoltaic modules used in our solar energy systems.

Shortages of silicon, inverters or supply chain issues could adversely affect the availability and cost of the solar photovoltaic modules we use in our solar energy systems. Manufacturers of solar photovoltaic modules depend upon the availability and pricing of silicon, one of the primary materials used in the manufacture of solar photovoltaic modules. The worldwide market for silicon from time to time experiences a shortage of supply, primarily because of demand for silicon by the semiconductor industry. Shortages of silicon cause the prices for solar photovoltaic modules to increase and supplies to become difficult to obtain. While we have been able to obtain sufficient supplies of solar photovoltaic modules to satisfy our needs to date, this may not be the case in the future. Future increases in the price of silicon or other materials and components could result in an increase in costs to us, price increases to our customers or reduced margins.

A substantial portion of the PV modules we utilize are not sourced from domestic suppliers. A change in the rules presently governing international trade could have an adverse effect on either the supply of PV modules or their cost.

Most PV module suppliers are Chinese companies and vast majority of the PV modules used in the United States are imported from China or by Chinese companies. This has caused some friction with the remaining domestic or European companies and is currently being investigated by the US government as to whether Chinese are unfairly competing in the United States. These trade investigations may result in tariffs negatively impacting product pricing and/or availability of PV modules.

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

Solar installations have certain inherent risks, including the risks of fire, structural collapse, human error and electrical and mechanical malfunction. In addition, our projects entail additional risks related to structural heights. Our installation projects also entail significant risks, including:

•	shortages of materials;

•	shortages of skilled labor;

•	unforeseen installation scheduling, engineering, excavation, environmental or geological problems;

•	natural disasters, hurricanes, weather interference, fires, earthquakes or other casualty losses or delays;

•	unanticipated cost increases or delays in completing the projects;

•	delays in obtaining or inability to obtain or maintain necessary licenses or permits;

•	changes to plans or specifications;

•	performance by subcontractors;

•	disputes with subcontractors; and

•	increases in the cost of solar panels, inverters and other products used in our installations, higher labor and construction costs and other factors, may cause price increases beyond those anticipated in the budgets for our construction and installation projects.

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

As a result of the length of the warranty periods we provide both in workmanship and, in certain cases, in energy production, we bear the risk of warranty claims long after we have completed the installation of a solar energy system. Our current standard warranty for our installation services includes a 10-year warranty period for defects in material and workmanship. In addition, most manufacturers of solar photovoltaic modules offer a 25-year warranty period for declines in power performance. Although we maintain a warranty reserve for potential warranty or service claims and we have not had material warranty claims in the past, claims in excess of our reserve could adversely affect our operating results. Our failure to predict accurately future warranty claims could result in unexpected volatility in our financial condition.

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

We must meet the NASDAQ Capital Market (“NASDAQ”) continued listing requirements or we risk delisting, which may decrease our stock price and make it harder for our shareholders to trade our stock.

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

The SEC rules and the NASDAQ Capital Market’s continued listing requirements require, among other things, that a majority of the members of our board of directors are independent and that our audit committee consists entirely of independent directors. In the event that we do not remain in compliance with these requirements, our executive officers could establish policies and enter into transactions without the requisite independent review and approval. This could present the potential for a conflict of interest between us and our shareholders generally and our executive officers, shareholders, or directors.

Further, our failure to comply with these requirements may limit the quality of the decisions that are made by our board of directors and audit committee, increasing the risk of material misstatements or omissions caused by errors or fraud with respect to our financial statements or other disclosures that may occur and not be detected in a timely manner or at all, or the payment of inappropriate levels of compensation to our executive officers. In the event that there are deficiencies or weaknesses in our internal control over financial reporting, we may misreport our financial results or lose significant amounts due to misstatements caused by errors or fraud. Finally, if the composition of our board of directors or audit committee fails to meet NASDAQ’s independence requirements in the future, our Class A common stock will be delisted from the NASDAQ Capital Market.

Risk Factors Related to Our Securities

The market price of our Class A common stock may be volatile, which could result in substantial losses for investors.

The market price of our Class A common stock may be volatile and could fluctuate widely in response to various factors, many of which are beyond our control, including the following:

•	actual or anticipated changes in our operating results;

•	regulatory, legislative or other developments affecting us or the solar energy industry generally;

•	changes in expectations relating to our services and products, plans and strategic position or those of our competitors or customers;

•	market conditions and trends within the solar energy industry;

•	acquisitions or strategic alliances by us or by our competitors;

•	litigation involving us, our industry or both;

•	introductions of new technological innovations, services, products or pricing policies by us or by our competitors;

•	the gain or loss of significant customers;

•	recruitment or departure of key personnel;

•	our ability to execute our business plan;

•	volume and timing of customer orders;

•	price and volume fluctuations in the overall stock market from time to time;

•	changes in investor perception;

•	the level and quality of any research analyst coverage of our Class A common stock;

•	changes in earnings estimates or investment recommendations by analysts;

•	the financial guidance we may provide to the public, any changes in such guidance or our failure to meet such guidance;

•	trading volume of our Class A common stock or the sale of such stock by Riverside, our management team or directors;

•	our issuance of additional shares of Class A common stock or securities convertible into or exercisable for common stock; and

•	economic and other external factors that impact purchasing decisions of our potential customers.

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

Future issuances of our stock, options, warrants or other securities will cause substantial dilution and may negatively affect the market price of our Class A common stock.

As of December 31, 2013, there were 36.4 million shares of our Class A common stock outstanding. As of that date, we also had an aggregate of 8.3 million shares of our Class A common stock that may be issued upon exercise or conversion of outstanding related party convertible debt, options, and warrants.

On June 3, 2013 we closed a private placement and issued approximately 3.4 million shares of our Class A common stock, together with warrants to purchase 1.7 million shares of our Class A common stock, as adjusted in connection with the subsequent issuance of securities pursuant to the terms of the warrants. On August 9, 2013 we acquired Syndicated Solar, Inc. in an asset purchase that met the requirements of Reg. D under the Securities Act, partial consideration for which includes future issuance of up to approximately 1.7 million shares of our Class A common stock. On November 20, 2013 we closed a public offering and issued approximately 5.9 million shares of our Class A common stock, together with warrants to purchase approximately 5.0 million shares of our Class A common stock. On January 15, 2014, we acquired Mercury Energy in a merger transaction and issued approximately 8.3 million shares of our Class A common stock, subject to adjustment for changes in working capital, to effect the merger.

As further discussed under Item 9B of this Form 10-K, on March 26, 2014 we entered into an agreement to acquire a solar company in Hawaii for cash and up to $10.0 million of our Class A common stock (which includes shares of our Class A commons stock potentially issuable under an earn out).

We also have two effective shelf registration statements, one covering approximately $5.0 million aggregate offering price of securities, and another covering $200 million aggregate offering price of securities (in each case, all of which could be issued as shares of Class A common stock). Additionally, we may grant awards covering up to approximately 705,000 additional shares of Class A common stock under our 2008 Long-Term Incentive Plan.

In addition, derivative securities, such as convertible debt, options and warrants, currently outstanding or issued in the future may contain anti-dilution protection provisions, which, if triggered, could require us to issue a larger number of the security underlying such derivative security than the face amount. For example, the warrants we issued in the June 3, 2013 private placement provide that, among other things, if we issue or sell, or are deemed to have issued and sold, shares of Class A common stock for a consideration per share less than a price equal to the exercise price of the warrants which is adjustable (currently $2.50 per share), after taking into account the Black Scholes and fair market values of the warrants and such anti-dilution protection rights, the exercise price of the warrants will be reduced and the number of shares of Common Stock issuable upon exercise of the warrants will be increased, based on the formula and on the terms set forth in the warrants. We may sell securities in the future in order to finance operations, expansions, or particular projects or expenditures. Such issuances would have a significant dilutive effect.

We cannot predict the effect, if any, that future sales or issuance of shares of our Class A common stock into the market, or the availability of shares of our Class A common stock for future sale, will have on the market price of our Class A common stock. Sales of substantial amounts of our Class A common stock (including shares issued upon exercise of stock options and warrants or conversion of convertible related party debt), or the perception that such sales could occur, may materially affect prevailing market prices for our Class A common stock.

There is a limited public trading market for our Class A common stock.

Our Class A common stock is currently traded on the NASDAQ Capital Market (“NASDAQ”) under the trading symbol “RGSE.” There is a limited public trading market for our Class A common stock. Without an active trading market, there can be no assurance of any liquidity or resale value of our Class A common stock, and shareholders may be required to hold shares of our Class A common stock for an indefinite period of time.

Securities analysts may not continue to cover our Class A common stock, and this may have a negative impact on our Class A common stock’s market price.

The trading market for our Class A common stock depends, in part, on the research and reports that securities analysts publish about us and our business. We do not have any control over these analysts. If our stock is downgraded by a securities analyst, our stock price would likely decline. If the analyst ceases to cover us or fails to publish regular reports on us, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.

We do not expect to pay any cash dividends on our Class A common stock for the foreseeable future.

We do not anticipate paying any cash dividends on our Class A common stock for the foreseeable future. Accordingly, shareholders would have to sell some or all of their stock in order to generate cash flow from their investment. Any determination to pay dividends in the future on our Class A common stock will be made at the discretion of our Board of Directors and will depend on our results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law, capital requirements and other factors that our board of directors deems relevant.

Our business is subject to reporting requirements that continue to evolve and change, which could continue to require significant compliance effort and resources.

Because our Class A common stock is publicly traded, we are subject to certain rules and regulations of federal, state and financial market exchange entities charged with the protection of investors and the oversight of companies whose securities are publicly traded. These entities, including the Public Company Accounting Oversight Board, the SEC and NASDAQ, periodically issue new requirements and regulations and legislative bodies also review and revise applicable laws such as the Sarbanes-Oxley Act of 2002 and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. As interpretation and implementation of these laws and rules and promulgation of new regulations continues, we will continue to be required to commit significant financial and managerial resources and incur additional expenses.

Provisions in our articles of incorporation and bylaws might discourage, delay or prevent a change of control of our company or change in our management and, therefore, depress the trading price of our Class A common stock.

Our articles of incorporation and bylaws contain provisions that could depress the trading price of our Class A common stock by discouraging, delaying or preventing a change of control of our company or changes in our management that our shareholders may believe advantageous. These provisions include:

•	Our board of directors may consist of any number of directors, which may be fixed from time to time by our board of directors. Newly created directorships resulting from any increase in our authorized number of directors may be filled by the affirmative vote of a majority of the directors then in office or by an election at an annual meeting or special meeting of shareholders called for that purpose, and any vacancies on its board of directors resulting from death, resignation, retirement, disqualification, removal from office or other cause may be filled by the affirmative vote of a majority of the remaining board of directors, even if less than a quorum is remaining in office.

•	A shareholder must provide advance notice of any proposal to be brought before an annual meeting of shareholders by a shareholder, including any nomination for election of directors by any shareholder entitled to vote for the election of directors at the meeting.

•	No shareholder proposal may be considered at a meeting of our shareholders unless the proposal relates to a matter on which a shareholder vote is required by our articles of incorporation, bylaws or by applicable law.

•	Our board of directors has the power to issue preferred stock with designations, preferences, limitations and relative rights determined by our board of directors without any vote or action by shareholders. The issuance of preferred stock or of rights to purchase preferred stock could have the effect of making it more difficult for a third party to acquire our company, or of discouraging a third party from attempting to acquire our company.

•	Our board of directors may amend, supplement or repeal our bylaws or adopt new bylaws, subject to repeal or change by action of our shareholders.

Risk Factors Related to our Relationship with Gaiam and Riverside

Riverside has influence over us and its interests may conflict with or differ from interests of other shareholders.

Riverside holds approximately 22% of the currently outstanding shares of our Class A common stock. Riverside’s ownership may increase, stay the same or decrease depending on the amount of shares of Class A common stock we issue in the future. Further, pursuant to the terms of the Shareholders Agreement entered into in connection with the closing of the Alteris merger, Riverside currently has the right to designate two individuals for appointment or nomination to our board of directors. Because of Riverside’s voting rights and its ability to designate individuals for appointment or nomination to our board of directors, Riverside will be able to exert influence over our company and matters requiring approval by our shareholders, including the election of directors, increasing our authorized capital stock, financing activities, a merger or sale of our assets and the number of shares authorized for issuance under our 2008 Long-Term Incentive Plan.

Accordingly, shares of our Class A common stock may be worth less than they would be if Riverside did not maintain voting significance over us. Riverside is not prohibited from selling a significant interest in our company to a third party and may do so without shareholder approval and without providing for a purchase of other shares of our Class A common stock.

Our historical financial information as a business conducted by Gaiam may not be representative of our results as an independent public company.

Our historical financial information for periods when Gaiam controlled us does not reflect what our financial position, operating results or cash flows would have been had we been an independent entity during the historical periods presented. The historical costs and expenses reflected in our consolidated financial statements include amounts for certain corporate functions historically provided by Gaiam, including costs of fulfillment, systems, finance and other administrative services, and income taxes. These expense allocations were developed on the basis of what we and Gaiam considered to be reasonable prices for the utilization of services provided or the benefits received by us. The historical financial information in our audited and unaudited consolidated financial statements may not be indicative of what our results of operations, financial position, changes in equity and cash flows would have been had we been a separate stand-alone entity during the periods presented, or what they will be in the future. We have not made adjustments to reflect many significant changes that occurred in our cost structure, funding and operations as a result of our separation from Gaiam, including changes in our employee base, changes in our tax structure, potential increased costs associated with reduced economies of scale and increased costs associated with being a publicly traded, stand-alone company, such as audit fees, directors and officers insurance costs and compliance costs.

Possible future sales of shares by Riverside could adversely affect the market price of our Class A common stock, even if our business is doing well.

Riverside may sell any or all of the shares of Class A common stock owned by it from time to time for any reason. Under the Amended and Restated Registration Rights Agreement between Riverside and us, entered into in connection with the closing of the Alteris merger, Riverside has the right to require us to register the shares of Class A common stock that it owns to facilitate the possible sale of such shares. Although we cannot predict the effect, if any, that future sales of shares of Class A common stock by Riverside would have on the market price prevailing from time to time, sales of substantial amounts of Class A common stock or the availability of such shares for sale could adversely affect prevailing market prices.

Item 1B.	Unresolved staff comments

None.

Item 2.	Properties

Our principal executive offices are located in Louisville, Colorado. Our Hopland, California property is also the location of a 12-acre Solar Living Center. The following table sets forth certain information relating to our primary facilities:

Primary Locations	Size	Use	Lease Expiration
Louisville, CO	29,189 sq. ft.	Corporate Headquarters	December 2016
San Rafael, CA	4,250 sq. ft.	Office and warehouse	June 2015
Fresno, CA	10,000 sq. ft.	Office and warehouse	October 2015
Murrieta, CA	8,205 sq. ft.	Office and warehouse	April 2014
San Jose, CA	7,488 sq. ft.	Office and warehouse	March 2014
Hopland, CA	6,700 sq. ft.	Office and retail store	Owned
Denver, CO	5,885 sq. ft.	Office and warehouse	April 2015
Orange, CA.	5,000 sq. ft.	Office and warehouse	October 2014
Wilton, CT	2,500 sq. ft.	Office and warehouse	February 2015
Grand Junction, CO	2,000 sq. ft.	Office and warehouse	September 2014
St. Peter, MO	2,000 sq. ft.	Office and warehouse	January 2016
New York, NY	2,000 sq. ft.	Office	February 2015
New York, NY	1,630 sq. ft.	Warehouse	Month-to-Month
Orchard, CA	2,000 sq. ft.	Office and warehouse	April 2014
Montpelier, VT	1,500 sq. ft.	Office and warehouse	September 2014
Providence, RI	2,500 sq. ft.	Office and warehouse	August 2015

Our existing facilities have lease renewal options ranging from 3 months to 4 years. We believe our facilities are adequate to meet our current needs and that suitable additional facilities will be available for lease or purchase when, and as, we need them. As further discussed in Note 8. Related Party Debt, pursuant to the terms of a $1.0 million loan owed to Riverside, if we fail to make payment of the principal and all interest owing on the loan within 10 days of when due, then the creditor has the option to acquire an undivided 50% interest in our Hopland, California property in exchange for cancellation of such principal and interest, subject to (1) the approval of the transaction by our disinterested directors, and (2) the consent of our senior creditor, Silicon Valley Bank.

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

Stock Price History

Our Class A common stock is listed on the NASDAQ Capital Market under the symbol “RGSE”. Prior to February 24, 2014 our stock symbol was “RSOL”. On March 21, 2014, we had approximately 60 shareholders of record and 44,946,489 shares of $.0001 par value Class A common stock and no shares of $.0001 par value Class B shares outstanding.

The following table sets forth certain sales price and trading volume data for our Class A common stock for the periods indicated:

	High	Low	Close	Average Daily Volume
Fiscal 2013:
Fourth Quarter	$4.64	$2.00	$3.02	3,653,264
Third Quarter	$3.05	$1.70	$2.79	1,689,085
Second Quarter	$7.17	$1.56	$2.54	2,568,687
First Quarter	$2.83	$0.65	$1.80	127,648
Fiscal 2012:
Fourth Quarter	$1.16	$0.40	$0.76	38,494
Third Quarter	$1.17	$0.65	$0.70	18,278
Second Quarter	$1.50	$1.05	$1.13	11,248
First Quarter	$1.80	$1.25	$1.45	22,666

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

Sale of Unregister Securities

All sales of unregistered equity securities during 2013 have been previously included in a Form 10-Q or Form 8-K.

Equity Compensation Plan Information

The following table summarizes equity compensation plan information for our Class A common stock as of December 31, 2013:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	1,995,210	$1.56	704,790
Equity compensation plans not approved by security holders	300,000	1.15	—

Total	2,295,210	$1.51	704,790

On January 14, 2014 at a special meeting of shareholders’, our shareholders approved an amendment to the Real Goods Solar, Inc 2008 Long Term Incentive Plan to increase the maximum number of shares of common stock that may be issued under the equity compensation plan to 6,704,237.

Item 6.	Selected consolidated financial data

You should read the following selected consolidated financial data together with our consolidated financial statements and the related notes appearing elsewhere in this Form 10-K and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We derived the consolidated statements of operations data for each of the years ended December 31, 2013, 2012 and 2011 and the consolidated balance sheet data as of December 31, 2013 and 2012 from our audited consolidated financial statements included elsewhere in this Form 10-K. We derived the consolidated statements of operations data for the years ended December 31, 2010 and 2009 and the consolidated balance sheet data as of December 31, 2011, 2010 and 2009 from our audited consolidated financial statements previously filed with the Securities and Exchange Commission, which are not included in this Form 10-K. The consolidated financial data includes the effects of our acquisitions from the date of those transactions.

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

	Years ended December 31,
(in thousands, except per share data)	2013	2012	2011	2010	2009
Consolidated Statements of Operations Data:
Net revenue	$101,342	$92,891	$109,257	$77,324	$64,328
Cost of goods sold	79,032	69,859	81,397	55,814	48,371

Gross profit	22,310	23,032	27,860	21,510	15,957

Expenses:
Selling and operating	25,667	29,807	23,634	16,717	16,213
General and administrative	6,973	8,909	4,109	2,772	2,340
Acquisition-related costs	2,010	—	2,393	—	—
Goodwill and other asset impairments	—	22,012	—	—	—

Total expenses	34,650	60,728	30,136	19,489	18,553

Income (loss) from operations	(12,340)	(37,696)	(2,276)	2,021	(2,596)
Interest income (expense)	1,098	(790)	(184)	15	(2)

Income (loss) before income taxes and noncontrolling interest	(11,242)	(38,486)	(2,460)	2,036	(2,598)
Income tax expense (benefit)	58	8,720	(560)	797	(1,021)

Net income (loss)	(11,300)	(47,206)	(1,900)	1,239	(1,577)

Net income (loss) attributable to Real Goods Solar, Inc.	$(11,300)	$(47,206)	$(1,900)	$1,239	$(1,577)

Net income (loss) per share attributable to Real Goods Solar, Inc. common shareholders:
Basic and diluted	$(0.38)	$(1.77)	$(0.08)	$0.07	$(0.09)

Weighted average shares outstanding:
Basic	29,486	26,673	23,572	18,301	18,181

Diluted	29,486	26,673	23,572	18,367	18,181

	As of December 31,
(in thousands)	2013	2012	2011	2010	2009
Consolidated Balance Sheet Data:
Cash	$12,449	$10,390	$11,813	$11,123	$12,206
Working capital	13,335	377	18,751	23,559	20,583
Total assets	43,768	42,308	89,549	47,599	42,930
Related party obligations	4,150	6,850	2,176	2,865	1,636
Total liabilities	40,519	38,383	38,743	16,029	12,957
Total shareholders’ equity	3,249	3,925	50,806	31,570	29,973

Item 7.	Management’s discussion and analysis of financial condition and results of operations

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

Overview

We are a leading provider of turnkey commercial and residential solar energy solutions, with more than 19,000 solar systems in place. We also have more than 35 years of experience in solar energy, beginning with the sale in 1978 of the first solar PV panels in the United States. With 16 offices across the West, Midwest and the Northeast, we are one of the larger solar energy installers in the U.S. in the residential and commercial sectors. However, there are market participants, especially in the utility-size solar systems, who are much larger than us.

Our revenue primarily results from the installation of solar energy systems. We also derive a portion of our revenue from the retail sale of renewable energy products. Our expenses primarily consist of labor costs, costs of solar modules, invertors, balance of systems and other direct costs associated with solar system installation, and related sales and marketing and general and administrative costs.

We continue to expect strong demand for both residential and commercial solar installations, despite the overall economic weakness in the United States. As one of the few solar installers with a relatively strong national footprint, we expect to capitalize on our market position and the expanding U.S. solar industry.

Mergers and Acquisitions

Earth Friendly Energy Group Holdings, LLC d/b/a Alteris Renewables

We obtained financial control, through an Agreement and Plan of Merger, of 100% of the voting equity interests of Earth Friendly Energy Group Holdings, LLC d/b/a Alteris Renewables (“Alteris”) on June 21, 2011. The total consideration transferred was approximately $21.7 million and was comprised of 8.7 million shares of our Class A common stock, valued at $21.6 million based on our Class A common stock closing market price of $2.48 per share on June 21, 2011, and $0.1 million worth of replacement share-based payment awards attributable to services rendered prior to the acquisition date.

Syndicated Solar, Inc.

We purchased certain assets and assumed certain current liabilities of Syndicated Solar, Inc. (“Syndicated”) through an Asset Purchase Agreement on August 9, 2013. The total consideration transferred was approximately $2.4 million and was comprised of 400,000 shares of our Class A common stock, valued at $916,000 based on our Class A common stock closing market price of $2.29 per share on August 9, 2013, approximately, $1.2 million of liabilities assumed in excess of assets acquired and cash of $250,000. In addition the fair value of liabilities assumed exceeded the fair value of assets acquired by $1.2 million.

Mercury Energy, Inc.

We acquired 100% of the voting equity interests of Mercury Energy, Inc. on January 14, 2014 through a merger pursuant to an Agreement and Plan of Merger. The total consideration transferred was approximately $32.0 million and was comprised of 8.3 million shares of our Class A common stock, based on our Class A common stock closing market price of $3.83 per share on January 13, 2014, subject to an escrow arrangement and a post-closing working capital adjustment.

Elemental Energy, LLC d/b/a Sunetric.

We entered into a definitive agreement to obtain financial control, through a Membership Interest Purchase Agreement (“Purchase Agreement”), of 100% of the membership interests of Elemental Energy, LLC d/b/a Sunetric on March 26, 2014. For further details about the acquisition, see Item 9B in this Form 10-K.

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

Revenue Recognition

Revenue consists primarily of solar energy system installation fees. We recognize revenue from fixed price contracts using either the completed contract or percentage-of-completion method, based on the size of the energy system installation. We recognize revenue for fixed price contracts from energy system installations of less than 100 kilowatts, or kW, when the installation is substantially complete, while we recognize revenue from energy system installations equal to or greater than 100 kW on a percentage-of-completion basis, measured by the percentage of contract costs incurred to date to total estimated costs for each contract. The percentage-of-completion method involves estimates of progress. We believe the best indicator of progress toward completion of the project is costs incurred to date as a percentage of estimated actual costs.

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

Share-Based Compensation

We recognize compensation cost for share-based awards based on the estimated fair value of the award on date of grant. We measure compensation cost at the grant date based on the estimated fair value of the award and recognize compensation cost upon the probable attainment of a specified performance condition or over a service period. We use the Black-Scholes option pricing model to estimate the fair value for purposes of accounting and disclosures. In calculating this fair value, there are certain highly subjective assumptions that we use, consisting of estimated market value of our stock, the expected life of the option, risk-free interest rate, dividend yield, and volatility. The use of different estimates for any one of these assumptions could have a material impact on the amount of calculated compensation expense.

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

We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. We measure the tax benefits recognized in the consolidated financial statements from such a position based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures. Interpretations of and guidance surrounding income tax law and regulations change over time and may result in changes to our subjective assumptions and judgments which can materially affect amounts recognized in our consolidated financial statements.

Results of Operations

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Net revenue. Net revenue increased $8.5 million, or 9.1%, to $101.3 million during 2013 from $92.9 million during 2012. The increase in revenue reflects an increase in solar systems constructed to a record 29.7 megawatts in 2013 from 26.6 megawatts in 2012.

Gross profit. Gross profit decreased $722,000, or 3.1%, to $22.3 million during 2013 from $23.0 million during 2012. As a percentage of net revenue, gross profit decreased to 22.0% during 2013 from 24.8% during 2012. The decline in gross profit reflects competitive pricing pressure as well as the adverse impact of inclement weather on labor utilization efficiency in the four quarters of 2013.

Selling and operating expenses. Selling and operating expenses decreased $4.1 million, or 13.9%, to $25.7 million during 2013 from $29.8 million during 2012. As a percentage of net revenue, selling and operating expenses decreased to 25.3% during 2013 from 32.1% during 2012. The decrease in selling and operating expenses is attributable to consolidation of functions in our Colorado office and resulting reductions in headcount.

General and administrative expenses. General and administrative expenses decreased $2.0 million, or 21.9%, to $7.0 million during 2013 from $8.9 million during 2012. As a percentage of net revenue, general and administrative expenses decreased to 6.9% during 2013 from 9.6% during 2012. The decrease in general and administrative expenses is due to consolidation of back-office functions in our Colorado office and resulting decreases in headcount.

Acquisition and other costs. Acquisition and other costs were $2.0 million during 2013 and were the result of our acquisition of Syndicated, the acquisition of Mercury, which closed on January 14, 2014.

Interest income and expense. Net interest income was $1.1 million for 2013 The 2013 amount was impacted by a non-cash benefit of approximately $2.0 million recorded as interest income arising from the application of fair value accounting to the common stock warrant liability of approximately $15.1 million at December 31, 2013. Excluding the benefit, interest expense was approximately $0.9 million for 2013 compared to approximately $0.8 million for 2012. The increase reflects interest charges related to the revolving line of credit.

Income Tax Expense. Income tax expense was $58,000 for 2013, representing state income taxes not offset by the loss from operations.

Net income (loss). As a result of the above factors, our net loss was $11.3 million, or $0.38 per share, during 2013 compared to $47.2 million, or $1.77 per share, during 2012.

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

To the extent we have or can arrange available capital, we plan to continue to pursue acquisitions and other opportunities to expand our sales territories, technologies, and products and increase our sales and marketing programs as needed. We did not have any material commitments for capital expenditures as of December 31, 2013, and we do not presently have any plans for future material capital expenditures.

On December 19, 2011, several of our wholly owned subsidiaries entered into a Loan and Security Agreement with Silicon Valley Bank (as amended by the First Loan Modification Agreement, dated as of August 28, 2012, the Second Loan Modification and Reinstatement Agreement, dated as of November 13, 2012, the Third Loan Modification Agreement, dated as of March 27, 2013, the Fourth Loan Modification Agreement, dated as of September 26, 2013, and the Fifth Loan Modification Agreement, dated as of November 5, 2013, the “Loan Agreement”). Originally, the Loan Agreement provided for a revolving line of credit. In the Fifth Loan Modification Agreement, dated as of November 5, 2013, Silicon Valley Bank also agreed to extend a term loan to the borrowers. Currently, the following of Real Goods Solar’s wholly owned subsidiaries are parties to the Loan Agreement: Real Goods Energy Tech, Inc., Real Goods Trading Corporation, Alteris Renewables, Inc., and Real Goods Syndicated, Inc.

As amended by the Fourth Loan Modification Agreement, dated as of September 26, 2013, the amount of available credit under the revolving line of credit is $6.5 million, subject to the Borrowing Base (as defined in the Loan Agreement) of 75% of Eligible Accounts (as defined in the Loan Agreement). The Fourth Loan Modification Agreement also extended the maturity date from September 30, 2013 to September 29, 2014 and permitted repayment of certain subordinated debt held by Gaiam and Riverside, subject to our meeting certain liquidity thresholds and certain other subordination conditions are met. Additionally, the Fourth Loan Modification Agreement increased the liquidity ratio with which the borrowers must comply and added a covenant obligating the borrowers to meet certain EBITDA thresholds each quarter. The Fourth Loan Modification Agreement also increased the interest rate on borrowings. As a result, the interest rate on borrowings under the revolving line of credit is the greater of (a) the greater of the bank’s prime rate and 4.00%, plus 4.00 and (b) 8.00%. The interest rate accruing on borrowings under the revolving line of credit during a Streamline Period (as defined in the Loan Agreement) is the greater of (i) the greater of the bank’s prime rate and 4.00%, plus 2.00%, and (ii) 6.00%.

Pursuant to the terms of the Fourth Loan Modification Agreement, Real Goods Syndicated, Inc. joined as a party to the Loan Agreement and granted a security interest in substantially all of its assets to Silicon Valley Bank. Also, pursuant to the terms of the Fourth Loan Modification Agreement, the borrowers, Real Goods Solar and Silicon Valley Bank also entered into an Intellectual Property Security Agreement, pursuant to which the borrowers and Real Goods Solar pledged certain copyrights, trademarks, patents and mask works to secure the obligations of the borrowers under the Loan Agreement.

The borrowers paid Silicon Valley Bank a $65,000 extension fee and agreed to reimburse the bank for certain expenses incurred in connection with entering into the Fourth Loan Modification Agreement.

The Loan Agreement requires the borrowers to pay a final payment fee of $40,000 in cash upon termination or maturity of the revolving line of credit.

On November 5, 2013, the parties to the Loan Agreement entered into a Fifth Loan Modification Agreement. Under the Fifth Loan Modification Agreement, Silicon Valley Bank agreed to extend to the borrowers a term loan of up to $2.0 million (the “Term Loan”) under the terms of the Loan Agreement in addition to the $6.5 million revolving line of credit. The Term Loan matures on September 29, 2014. The borrowers are required to make monthly payments of interest only with respect to the Term Loan with the aggregate principal balance of the Term Loan, together with any accrued but unpaid interest, due and payable on the maturity date. The borrowers may prepay the Term Loan in whole or in part at any time without penalty. The proceeds of the Term Loan are required to be used to repay in full the outstanding indebtedness owed to Gaiam under the $1.7 loan and the $1.0 loan described below. The Fifth Loan Modification Agreement requires the borrowers to pay a final payment fee of $150,000 in cash upon termination or maturity of the Term Loan.

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

We entered into a consent agreement with Silicon Valley Bank on May 10, 2013, to extend until June 30, 2013 the requirement that we obtain net proceeds of not less than $3.4 million from borrowing under a new subordinated debt agreement. In addition, until receipt of such proceeds, we agreed to deposit with Silicon Valley Bank $500,000 of unrestricted cash, which it is required to maintain under the terms of the Loan Agreement, in a restricted account at the bank. Although we explored new financing alternatives, we were unable to comply with the subordinated debt requirement by June 30, 2013. However, Silicon Valley Bank agreed that the terms of the consent agreement were met before June 30, 2013 based on the private placement closed on June 3, 2013. As further discussed under Item 9B in this Form 10-K, the borrower entered into a Waiver Agreement with Silicon Valley Bank on March 23, 2014 pursuant to which Silicon Valley Bank agreed to waive a default for the quarterly compliance period ended December 31, 2013 and certain covenant testing for the quarterly compliance period ending March 31, 2014.

Upon the closing of the Alteris transaction on December 19, 2011, we received commitments from Riverside to make us a single loan of up to $3.15 million and from Gaiam to loan us up to $1.7 million. Gaiam funded its loan commitment on December 30, 2011. Riverside loaned us $3.0 million on May 4, 2012 and another $150,000 on June 20, 2012. The loans originally were for a period of 12 months. The maturity dates for these loans have been extended and Riverside’s $3.0 million loan is due September 3, 2014, Riverside’s $150,000 loan is due October 29, 2014, and, at the time of repayment, Gaiam’s $1.7 million loan was due April 30, 2014. The loans bear interest at a rate of 10%. If we repay the loans owed to Riverside on or before their respective maturity date, the accrued interest is waived. On April 23, 2013, we entered into a conversion agreement with Gaiam pursuant to which the principal amount of Gaiam’s $1.7 million promissory note was reduced by $100,000 in exchange for 62,111 shares of our Class A common stock. The conversion ratio was determined based on the closing market price of our Class A common stock on the date of the agreement. As of November 20, 2013, we owed $3.15 million to Riverside on these loans. We have not paid any interest or principal on Riverside’s loan. On November 5, 2013, we repaid the indebtedness owed to Gaiam under the $1.7 million loan.

On November 13, 2012, we entered into a Loan Commitment with Gaiam and Riverside pursuant to which each agreed to advance to us up to an additional $1.0 million in cash upon request from us until March 31, 2013 at an annual interest rate of 10% and with an original maturity date of April 26, 2013. During December 2012, we requested and received an advance of $1.0 million from each of Gaiam and Riverside under the Loan Commitment. On November 5, 2013, we paid in full the indebtedness owed to Gaiam under the $1.0 million loan. The maturity date for Riverside’s loans has been extended until April 26, 2014. We have not yet made any payments of principal or interest on Riverside’s loan and the full amount of the principal remains outstanding. Furthermore, as required by the Loan Commitment, we executed with Gaiam an option agreement permitting Gaiam to purchase for $200,000 all tenant improvements constructed by us in our principal office space leased from Gaiam and amended our lease to cancel, effective March 28, 2013, the $3 per square foot credit set forth in the current lease. If we completes a sale of at least $50,000 of capital stock, then Riverside has (and Gaiam had during the existing of its loan) the option of converting all or any portion of the principal and the loan into securities in such sale at the same purchase price as paid by other purchasers in such sale. If we fail to make payment of the principal and all interest owing on Riverside’s loan within 10 days of when due, then Riverside has the option to acquire an undivided 50% interest in our real property located in Hopland, California (including all land and buildings) in exchange for cancellation of such principal and interest (Gaiam had the same option under the terms of its loan, while outstanding). This option is conditioned upon (a) the approval of the transaction by our disinterested directors, and (b) the consent of our senior creditor, Silicon Valley Bank.

Riverside’s loans are subordinate to all indebtedness for borrowed money owed by us to any lenders unaffiliated with us. Payment of the unpaid principal and all accrued but unpaid interest under a loan is accelerated and becomes immediately due and payable upon the occurrence of certain events related to proceedings under bankruptcy, insolvency, receivership or similar laws, the appointment of a receiver, trustee, custodian, sequestrator, conservator or similar official for us or a substantial part of our assets, and our making a general assignment for the benefit of creditors.

Riverside owns approximately 22% and 17% of Real Goods Solar Class A common stock, as of December 31, 2013 and March 21, 2014, respectively, and is one of our creditors. Pursuant to the terms of a Shareholders Agreement, Riverside has the right to designate a certain number of individuals for appointment or nomination to our board of directors, tied to its ownership of our Class A common stock. At the time of the transactions described above, Gaiam was a “related person,” as such term is defined under the Securities and Exchange Commission’s rules.

At December 31, 2013, our cash balance was $12.4 million, and our working capital was $13.4 million. As of March 21, 2014, we had $6.5 million of available borrowing capacity under the revolving line of credit with Silicon Valley Bank. As of March 21, 2014, we had approximately $5.0 million of availability under the revolving line of credit. We will continue to make operational improvements to reduce our operating cash requirements. Operational initiatives to reduce costs include productivity enhancements within support functions through greater use of information technology and other process improvements and greater project level control over working capital deployed and labor utilization. While there can be no assurances, we believe our cash on hand, cash expected to be generated from operations, borrowing capacity under our revolving line of credit, potential security sales under our $200 million self registration, and cash savings through further operational efficiencies should be sufficient to fund our continuing operations and meet our current debt repayment obligations through at least calendar year 2014. However, no assurance can be given that we will achieve those objectives. Further, our projected cash needs may change as a result of unforeseen operational difficulties or other factors.

If we encounter unplanned operational difficulties, we may not have sufficient funds to repay any outstanding borrowings when they come due or to fund our operating cash needs. These circumstances would require us to obtain financing from another source or raise additional capital through debt financing, equity financing or capital contributions from shareholders, if available to us. There can be no assurance that we will successfully obtain new financing.

Cash Flows

The following table summarizes our primary sources (uses) of cash during the periods presented:

	Years ended December 31,
(in thousands)	2013	2012	2011
Net cash provided by (used in):
Operating activities	$(16,408)	$(12,688)	$1,965
Investing activities	(1,742)	(196)	3,468
Financing activities	20,209	11,461	(4,743)

Net increase (decrease) in cash and cash equivalents	$2,059	$(1,423)	$690

Operating activities. Our operating activities used net cash of $16.4 million and $12.7 million during 2013 and 2012, respectively. Our net cash used in operating activities during 2013 was primarily attributable to our net loss of $11.3 million, decreased accounts payable and accrued liabilities of $4.4 million, increased inventory of $1.0 million and decreased billings in excess of costs of $2.6 million, partially offset by decreased accounts receivable of $2.0 million and increased costs in excess of billings of $732,000. Our net cash used by operating activities during 2012 was primarily attributable to our net loss of $47.2 million, decreased accounts payable and accrued liabilities of $12.1 million, and decreased deferred revenue and other current liabilities of $2.0 million, partially offset by noncash impairment of intangibles of $22.0 million, deferred income tax benefit of $8.7 million, decreased accounts receivable of $7.6 million and decreased inventory of $6.6 million.

Investing activities. Our investing activities used net cash of $1.7 million and $0.2 million during 2013 and 2012, respectively. Our net cash used by investing activities during 2013 was primarily attributable to the purchase of property and equipment for $0.6 million and consideration paid in our acquisition of Syndicated for $1.2 million. Our net cash used by investing activities during 2012 was primarily attributable to the purchase of property and equipment for $0.2 million, partially offset by a decrease in restricted cash of $0.2 million.

Financing activities. Our financing activities provided net cash of $20.2 million and $11.5 million during 2013 and 2012, respectively. Our net cash provided by financing activities during 2013 was primarily the result of net proceeds from the issuance of the common shares during the year in the aggregate amount of $27.3 million and borrowing under the term loan with SVB in the amount of $2.0 million, partially offset by payments on our line of credit of $6.5 million, and repayment in full of our debt to Gaiam in the amount of $2.7 million. Our net cash provided by financing activities during 2012 was primarily the result of borrowings on our line of credit of $6.5 million and loans from related parties of $5.2 million, partially offset by payments on debt and capital lease obligations of $0.4 million.

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

While there can be no assurances, we believe our cash on hand, cash raised through debt commitments, cash expected to be generated from operations, cash obtainable from additional investors, and cash savings through further operational efficiencies should be sufficient to fund our continuing operations and meet our current debt repayment obligations through at least calendar year 2014. However, our projected cash needs may change as a result of unforeseen operational difficulties or other factors.

We will continue to make operational improvements to reduce our operating cash requirements. Operational initiatives to reduce costs include productivity enhancements within support functions through greater use of information technology and other process improvements and greater project level control over working capital deployed and labor utilization. We expect to be able to continue to operate through 2014, and have adequate cash flow to meet our debt obligations.

Contractual Obligations

We have commitments under operating leases and various service agreements with Gaiam (see Notes 7 and 8 to our consolidated financial statements), but do not have any significant outstanding commitments under long-term debt obligations or purchase obligations. The following table shows our commitments to make future payments under our operating leases:

(in thousands)	Total	< 1 year	1-3 years	3-5 years	> 5 yrs
Operating lease obligations	$1,513	$747	$766	$—	$—

To the extent we become entitled to utilize certain loss carryforwards relating to periods prior to our initial public offering, we will distribute to Gaiam the tax effect (estimated to be 34% for federal income tax purposes) of the amount of such tax loss carryforwards so utilized. Accordingly, we recognized a valuation allowance against all of our deferred tax assets as of the effective date of our tax sharing agreement with Gaiam, May 13, 2008. These net operating loss carryforwards begin to expire in 2020 if not utilized. Due to Gaiam’s step acquisitions of our company, we experienced “ownership changes” as defined in Section 382 of the Internal Revenue Code. Accordingly, our use of the net operating loss carryforwards is limited by annual limitations described in Sections 382 and 383 of the Internal Revenue Code. As of December 31, 2013, $46.3 million of these net operating loss carryforwards remained available for current and future utilization, meaning that potential future payments to Gaiam, which would be made over a period of several years, could therefore aggregate to approximately $15.7 million based on current tax rates.

As a condition of entering into some of our construction contracts, we had surety bonds outstanding of approximately $2.8 million at December 31, 2013.

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

Report of Independent registered public accounting firm

To the Board of Directors and Shareholders of

Real Goods Solar, Inc.

Louisville, Colorado

We have audited the accompanying consolidated balance sheets of Real Goods Solar, Inc. and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the years in the three year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Real Goods Solar, Inc. and subsidiaries as of December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the years in the three year period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

EKS&H LLLP

March 28, 2014

Denver, Colorado

REAL GOODS SOLAR, INC.

Consolidated balance sheets

	As of December 31,
(in thousands, except share and per share data)	2013	2012
ASSETS
Current assets:
Cash	$12,449	$10,390
Accounts receivable, net	11,926	13,902
Costs in excess of billings on uncompleted contracts	4,556	5,288
Inventory, net	6,715	5,711
Deferred costs on uncompleted contracts	1,421	896
Other current assets	1,270	2,130

Total current assets	38,337	38,317
Property and equipment, net	3,084	3,991
Goodwill	1,867	—
Other intangibles, net	480	—

Total assets	$43,768	$42,308

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Line of credit	$—	$6,498
Accounts payable	14,059	15,951
Accrued liabilities	3,611	5,156
Billings in excess of costs on uncompleted contracts	395	2,975
Term loan	2,000	—
Related party debt	4,150	6,850
Deferred revenue and other current liabilities	787	510

Total current liabilities	25,002	37,940
Accrued liabilities	446	443
Common stock warrant liability	15,071	—

Total liabilities	40,519	38,383

Commitments and contingencies
Shareholders’ equity:
Preferred stock, par value $.0001 per share; 50,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, par value $.0001 per share; 150,000,000 shares authorized; 36,415,839 and 26,693,696 shares issued and outstanding at December 31, 2013 and 2012, respectively	4	3
Class B common stock, par value $.0001 per share; 50,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	92,808	82,185
Accumulated deficit	(89,563)	(78,263)

Total shareholders’ equity	3,249	3,925

Total liabilities and shareholders’ equity	$43,768	$42,308

See accompanying notes to consolidated financial statements.

REAL GOODS SOLAR, INC.

Consolidated statements of operations

	Years ended December 31,
(in thousands, except per share data)	2013	2012	2011
Net revenue	$101,342	$92,891	$109,257
Cost of goods sold	79,032	69,859	81,397

Gross profit	22,310	23,032	27,860

Expenses:
Selling and operating	25,667	29,807	23,634
General and administrative	6,973	8,909	4,109
Acquisition and other costs	2,010	—	2,393
Goodwill and other asset impairments	—	22,012	—

Total expenses	34,650	60,728	30,136

Loss from operations	(12,340)	(37,696)	(2,276)
Interest income (expense)	1,098	(790)	(184)

Loss before income taxes	(11,242)	(38,486)	(2,460)
Income tax expense (benefit)	58	8,720	(560)

Net loss	$(11,300)	$(47,206)	$(1,900)

Net loss per share:
Basic and diluted	$(0.38)	$(1.77)	$(0.08)

Weighted average shares outstanding:
Basic	29,486	26,673	23,572

Diluted	29,486	26,673	23,572

See accompanying notes to consolidated financial statements.

REAL GOODS SOLAR, INC.

Consolidated statement of changes in shareholders’ equity

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
(in thousands, except share data)	Shares	Amount	Shares	Amount
Balance at December 31, 2010	16,157,339	$1	2,153,293	$—	$60,726	$(29,157)	$31,570
Issuance of common stock and other equity changes related to compensation	29,408	—	—	—	533	—	533
Issuance of common stock and stock options related to an acquisition	8,700,000	2	—	—	21,671	—	21,673
Repurchase of common stock	(379,400)	—	—	—	(1,070)	—	(1,070)
Conversion of Class B common stock to Class A common stock	2,153,293	—	(2,153,293)	—	—	—	—
Net loss	—	—	—	—	—	(1,900)	(1,900)

Balance at December 31, 2011	26,660,640	3	—	—	81,860	(31,057)	50,806
Issuance of common stock and other equity changes related to compensation	33,056	—	—	—	325	—	325
Net loss	—	—	—	—	—	(47,206)	(47,206)

Balance at December 31, 2012	26,693,696	$3	—	$—	$82,185	$(78,263)	$3,925
Issuance of common stock and other equity changes related to compensation	132,267	—	—	—	509	—	509
Establishment of liability related to common stock warrant	—	—	—	—	(17,597)	—	(17,597)
Issuance of common stock related to equity funding, net of offering costs of $2,485	9,266,974	1	—	—	26,833	—	26,834
Issuance of common stock related to the exercise of warrants	260,791	—	—	—	500	—	500
Issuance of warrants to Silicon Valley Bank	—	—	—	—	278	—	278
Issuance of common stock related to related party debt conversion	62,111	—	—	—	100	—	100
Net loss	—	—	—	—	—	(11,300)	(11,300)

Balance at December 31, 2013	36,415,839	$4	—	$—	$92,808	$(89,563)	$3,249

See accompanying notes to consolidated financial statements.

REAL GOODS SOLAR, INC.

Consolidated statements of cash flows

	Years ended December 31,
(in thousands)	2013	2012	2011
Operating activities:
Net income (loss)	$(11,300)	$(47,206)	$(1,900)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	1,019	1,186	811
Amortization	—	245	210
Share-based compensation expense	509	325	524
Deferred income tax expense (benefit)	—	8,655	(623)
Change in fair value of common stock warrant liability	(2,026)	—	—
Goodwill and other asset impairments	—	22,012	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	1,976	7,639	2,231
Costs in excess of billings on uncompleted contracts	732	123	(5,328)
Inventory, net	(1,004)	6,554	(862)
Deferred costs on uncompleted contracts	(525)	417	512
Other current assets	860	(814)	1,041
Accounts payable	(1,892)	(13,700)	6,993
Accrued liabilities	(2,454)	1,650	(1,533)
Billings in excess of costs on uncompleted contracts	(2,580)	830	83
Deferred revenue and other current liabilities	277	(1,994)	1,914
Payable to Gaiam	—	1,390	(2,108)

Net cash provided by (used in) operating activities	(16,408)	(12,688)	1,965

Investing activities:
Purchase of property and equipment	(576)	(368)	(678)
Change in restricted cash	—	172	730
Purchase of subsidiary	(1,166)	—	—
Cash from acquired business	—	—	3,416

Net cash provided by (used in) investing activities	(1,742)	(196)	3,468

Financing activities:
Principal borrowings (payments) on related party debt	(2,600)	5,150	1,700
Proceeds from issuance of common stock	27,333	—	—
Principal borrowings (payments) on revolving line of credit, net	(6,498)	6,498	(3,119)
Principal borrowings on term loan	2,000	—	—
Principal payments on debt obligations	(26)	(187)	(2,254)
Repurchase of Class A common stock, including related costs	—	—	(1,070)

Net cash provided by (used in) financing activities	20,209	11,461	(4,743)

Net increase (decrease) in cash	2,059	(1,423)	690
Cash at beginning of year	10,390	11,813	11,123

Cash at end of year	$12,449	$10,390	$11,813

Supplemental cash flow information:
Income taxes paid	$57	$38	$208
Interest paid	$254	$538	$187
Non-cash items
Common stock warrant liability recorded in conjunction with equity fundings	$17,597	$—	$—
Warrants to purchase 212,535 shares issued in conjunction with bank debt extension	$278	$—	$—
Class A common stock issued in conjunction with debt conversion, 62,111 shares	$100	$—	$—
Class A common stock issued in conjunction with acquisition, 400,000 shares	$916	$—	$21,576

See accompanying notes to consolidated financial statements.

Notes to consolidated financial statements

1. Principles of Consolidation, Organization and Nature of Operations

Real Goods Solar, Inc. (“RGS” or “Company”) is a leading residential and commercial solar energy engineering, procurement, and construction firm. The Company was incorporated in Colorado on January 29, 2008 under the name Real Goods Solar, Inc. The Company’s initial public offering of common stock occurred on May 7, 2008. On January 15, 2014, the Company began doing business as RGS Energy and changed its ticker symbol to RGSE on February 24, 2014.

The consolidated financial statements include the accounts of Real Goods Solar and its wholly-owned subsidiaries. RGS has prepared the accompanying consolidated financial statements in accordance with accounting principles generally accepted in the United States, or GAAP, which include the Company’s accounts and those of its subsidiaries. Intercompany transactions and balances have been eliminated. The Company has included the results of operations of acquired companies from the effective date of acquisition.

Liquidity Update

At December 31, 2013, the Company’s cash balance was $12.4 million. The Company’s related party debt of $2.7 million owed to Gaiam, Inc. (“Gaiam”) was repaid on November 5, 2013 while its related party debt of $4.15 million owed to Riverside Renewable Energy Investments, LLC (“Riverside”) was extended; $1.0 million is due April 26, 2014, $3.0 million is due September 3, 2014 and $150,000 is due October 29, 2014. During September, 2013, RGS entered into the Fifth Loan Modification Agreement with Silicon Valley Bank (“SVB”), which extended the revolving line of credit maturity date to September 29, 2014 and provided RGS with a $2.0 million term loan.

NASDAQ Non-Compliance

During 2012, the Company received four different non-compliance notices from The Nasdaq Stock Market (“NASDAQ”). The Company regained compliance as of February 21, 2013.

2. Significant Accounting Policies

No changes were made to the Company’s significant accounting policies during the year ended December 31, 2013.

Cash

Cash represents demand deposit accounts with financial institutions that are denominated in U.S. dollars.

Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company makes estimates of the collectability of its accounts receivable by analyzing historical bad debts, specific customer creditworthiness and current economic trends. The allowance for doubtful accounts was $618,000 and $1.1 million at December 31, 2013 and 2012, respectively. If the financial condition of our customers or the public utilities or financing companies were to deteriorate such that their ability to make payments to us was impaired, additional allowances could be required.

Inventory

Inventory consists primarily of solar energy system components (such as solar panels and inverters) located at the Company’s various warehouses and finished goods held for sale at its Solar Living Center located in Hopland, California. RGS states inventory at the lower of cost (first-in, first-out method) or market. The Company identifies the inventory items to be written down for obsolescence based on the item’s current sales status and condition. The Company writes down discontinued or slow moving inventories based on an estimate of the markdown to retail price needed to sell through its current stock level of the inventories. At December 31, 2013 and 2012, the Company estimated obsolete or slow-moving inventory to be $400,000 and $700,000, respectively, net of estimated reserves.

Property and Equipment

The Company states property and equipment at cost less accumulated depreciation and amortization. Depreciation of property and equipment is computed on the straight-line method over estimated useful lives, generally three to twenty years. RGS amortizes leasehold and building improvements over the shorter of the estimated useful lives of the assets or the remaining term of the lease or remaining life of the building, respectively.

Goodwill and Other Intangibles

Goodwill represents the excess of the purchase consideration over the estimated fair value of assets acquired less liabilities assumed in a business acquisition. Goodwill is reviewed for impairment annually or more frequently if impairment indicators arise. As RGS operates in only one business segment, it assesses impairment at the Company level. The Company has the option of first assessing qualitative factors to determine whether events and circumstances indicate that it is more likely than not that the fair value of the Company is less than its carrying amount. If it is determined that the fair value of the Company is more likely than not greater than its carrying amount, then the two-step impairment test is unnecessary. If it is determined that the two-step impairment test is necessary, then for step one, RGS compares the estimated fair value of the Company with its carrying amount, including goodwill. If the estimated fair value of the Company exceeds its carrying amount, the Company’s goodwill considered not impaired. If the carrying amount of the Company exceeds its estimated fair value, the second step of the goodwill impairment test to measure the amount of impairment loss is performed. The Company uses either a comparable market approach, traditional present value method, or some combination thereof to test for potential impairment. The use of present value techniques requires us to make estimates and judgments about future cash flows. These cash flow forecasts are based on assumptions that are consistent with the plans and estimates RGS uses to manage its business. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment at many points during the analysis. Application of alternative assumptions and definitions could yield significantly different results.

The Company’s goodwill balances were $1.9 million and zero at December 31, 2013 and 2012, respectively, and other intangibles balances were $480,000 and zero at December 31, 2013 and 2012, respectively. The other intangibles are comprised of backlog acquired from Syndicated Solar, Inc. and will be amortized to selling and operating expenses over a period of less than 12 months.

The Company had impaired all goodwill and other intangibles at September 30, 2012 (see Note 4. Goodwill and Other Asset Impairments). For the year ended December 31, 2012, amortization expense was $0.2 million. During the year ended December 31, 2013, the Company recorded $1.9 million of goodwill as a result of the acquisition of Syndicated Solar, Inc. There is no amortization expense recorded for the year ended December 31, 2013.

Purchase Accounting

RGS accounts for business acquisitions using the purchase method. In determining the estimated fair value of certain acquired assets and liabilities, the Company makes assumptions based upon historical and other relevant information and, in some cases, reports of independent valuation experts. Assumptions may be incomplete, and unanticipated events and circumstances may occur that could affect the validity of such assumptions, estimates, or actual results. As a result of the acquisition of Syndicated and Mercury Energy, Inc., RGS incurred acquisition-related costs that are required to be expensed as incurred, including subsequent adjustments to valuation entries made at the time of the acquisition. For the twelve months ended December 31, 2013, the Company recorded $2.0 million of such costs.

Revenue Recognition

Revenue are derived primarily from contracts for the installation of solar energy systems. RGS recognizes revenue from fixed price contracts using either the completed contract or percentage-of-completion method, based on the size of the energy system installation. RGS recognizes revenue from energy system installations of less than 100 kilowatts, or kW, when the installation is substantially complete and recognizes revenue from energy system installations equal to or greater than 100 kW on a percentage-of-completion basis, measured by the percentage of contract costs incurred to date to total estimated costs for each contract. The Company recognizes amounts billed to customers for shipping and handling as revenue at the same time that the revenues arising from the product sale are recognized. RGS includes shipping and handling costs, which were approximately $500,000, $500,000, and $100,000 for 2013, 2012, and 2011, respectively, in selling and operating expense along with other fulfillment costs.

The assets “Costs in excess of billings on uncompleted contracts” and “Deferred costs on uncompleted contracts” represent costs incurred plus estimated earnings in excess of amounts billed on percentage-of-completion method contracts and costs incurred but deferred until recognition of the related contract revenue on completed-method contracts, respectively. The liability “Billings in excess of costs on uncompleted contracts” represents billings in excess of related costs and earned profit on percentage-of-completion method contracts. RGS bills our large installation customers for contract performance progress according to milestones defined in their respective contracts. The prerequisite for billing is the completion of an application and certificate of payment form as per the contract, which is done after each month end. Unbilled receivables were immaterial at December 31, 2013 and 2012.

Deferred revenue consists of solar energy system installation fees billed to customers for projects which are not yet completed as on the balance sheet date.

Allocation of Costs

Historically, Gaiam provided RGS with administrative, technical accounting advisory, public financial reporting and related office services under the Intercorporate Services Agreement. During 2013, the Company’s reliance on Gaiam for services provided under the Intercorporate Services Agreement decreased to the point that RGS and Gaiam terminated the agreement on December 19, 2013. The accompanying financial statements include an allocation of these expenses. The allocation is based on a combination of factors, including revenue and operating expenses. The Company believes the allocation methodologies used are reasonable and result in an appropriate allocation of costs incurred by Gaiam and its subsidiaries on the Company’s behalf. However, these allocations may not be indicative of the cost of future services as the company operates on a standalone basis.

Share-Based Compensation

RGS recognizes compensation expense for share-based awards based on the estimated fair value of the award on date of grant. The Company measures compensation cost at the grant date fair value of the award and recognizes compensation expense based on the probable attainment of a specified performance condition or over a service period. The Company uses the Black-Scholes option valuation model to estimate the fair value for purposes of accounting and disclosures. In estimating this fair value, certain assumptions are used (see Note 12. Share-Based Compensation), consisting of the expected life of the option, risk-free interest rate, dividend yield, volatility and forfeiture rate. The use of different estimates for any one of these assumptions could have a material impact on the amount of reported compensation expense.

Income Taxes

RGS provides for income taxes pursuant to the liability method. The liability method requires recognition of deferred income taxes based on temporary differences between financial reporting and income tax bases of assets and liabilities, using current enacted income tax rates and regulations. These differences will result in taxable income or deductions in future years when the reported amount of the asset or liability is recovered or settled, respectively. Considerable judgment is required in determining when these events may occur and whether recovery of an asset is more likely than not. The Company’s effective tax rate remains fairly consistent. RGS has significant net operating loss carryforwards and will re-evaluate at the end of each reporting period whether it expects it is more likely than not that the deferred tax assets will be fully recoverable through the reversal of taxable temporary differences in future years as a result of normal business activities. The Company has agreed under our tax sharing agreement with Gaiam to make payments to Gaiam as RGS utilizes certain of its net operating losses in the future (see Note 13. Income Taxes).

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. RGS measures the tax benefits recognized in the consolidated financial statements from such a position based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. As such, RGS is required to make many subjective assumptions and judgments regarding its income tax exposures. Interpretations of and guidance surrounding income tax law and regulations change over time and may result in changes to the Company’s subjective assumptions and judgments which can materially affect amounts recognized in its consolidated balance sheets and statements of operations. The result of the reassessment of the Company’s tax positions did not have a material impact on its consolidated financial statements. RGS’ federal and state tax returns for all years after 2009 are subject to future examination by tax authorities for all our tax jurisdictions. The Company recognizes interest and penalties related to income tax matters in interest expense and general and administration expenses, respectively.

Net Loss Per Share

RGS computes net loss per share by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. Diluted net loss per share reflects the potential dilution that could occur if options or warrants to issue shares of the Company’s Class A common stock were exercised. Weighted average common share equivalents of 7,012,000, 2,173,000 and 1,262,000 shares have been omitted from net loss per share for 2013, 2012 and 2011, respectively, as they are anti-dilutive.

The following table sets forth the computation of basic and diluted net income (loss) per share:

	For the Years Ended December 31,
(In thousands, except per share data)	2013	2012	2011
Numerator for basic and diluted net loss per share	$(11,300)	$(47,206)	$(1,900)
Denominator:
Weighted average shares for basic net loss per share	29,486	26,673	23,572
Effect of dilutive securities:
Weighted average of common stock, stock options and warrants	—	—	—

Denominators for diluted net loss per share	29,486	26,673	23,572

Net loss per share—basic	$(0.38)	$(1.77)	$(0.08)

Net loss per share—diluted	$(0.38)	$(1.77)	$(0.08)

Concentration of Risk

RGS has a potential concentration of credit risk in our accounts receivable in that two financing companies that purchase and then lease installed solar energy system to host users and two commercial customers accounted for 24%, 14%, 4% and 2% respectively, of our accounts receivable as of December 31, 2013.

The Company also has a potential concentration of supply risk in that during 2013 it purchased approximately 30% of the major components for its solar installations from a single supplier.

Sales to the Company’s three largest customers for 2013 accounted for approximately 21%, 12% and 6%, respectively, of our total net revenue.

Use of Estimates and Reclassifications

The preparation of financial statements in accordance with GAAP requires the Company to make estimates and assumptions that affect the amounts reported in the accompanying financial statements and disclosures. Although these estimates are based on management’s knowledge of current events and actions the Company may undertake in the future, actual results may be different from the estimates.

Warrant Accounting

The Company accounts for common stock warrants and put options in accordance with applicable accounting guidance provided in Financial Accounting Standards Board (“FASB”) ASC 480, Liabilities – Distinguishing Liabilities from Equity, as either derivative liabilities or as equity instruments depending on the specific terms of the warrant agreement. The common stock warrants are accounted for as a liability due to a provision which allows for the warrant holder to require redemption, at the intrinsic value of the warrant, upon a change of control. We classify these derivative liabilities on the condensed consolidated balance sheets as a long term liability, which is revalued at each balance sheet date subsequent to the initial issuance. We use a Monte Carlo pricing model to value these derivative liabilities. The Monte Carlo pricing model, which is based, in part, upon unobservable inputs for which there is little or no market data, requires the Company to develop its own assumptions. In building the Monte Carlo pricing model, the Company assumed a 15% probability of a change in control and used 20 nodes (See Note 3. Fair Value Measurements). As a result, if factors change and different assumptions are used, the warrant liability and the change in estimated fair value could be materially different. Changes in the fair value of the warrants are reflected in the condensed consolidated balance sheet as change in fair value of warrant liability, with an offsetting non-cash entry recorded as interest.

During 2013, net non-cash credits of approximately $2 million were recorded as interest income to reflect changes in fair value of outstanding warrants. In the event warrants are exercised or expire without being exercised, the fair value of the warrant liability is reduced by the number of warrants exercised or expired multiplied by the then fair value of the each warrant. The tables below summarize warrant activity for 2013 and assumptions utilized to value the warrants (in thousands except for per warrant data):

	Original Warrant Issue Date
	June 3, 2013	November 15, 2013	Total as of December 31, 2013
Value of warrants issued	$4,392	$13,205	$17,597
Changes in fair value, net	(175)	(1,851)	(2,026)
Value of warrants exercised	(500)		(500)

Value of warrants at December 31, 2013	$3,717	$11,354	$15,071

Number of warrants outstanding	1,655	5,015	6,670

Assumptions used to estimate warrant values:

	Issuance Date
	June 3, 2013		November 15, 2013
	At Issuance	At December 31, 2013	At Issuance	At December 31, 2013
Class A Common Stock: Closing Market Price	$2.94	$3.02	$3.21	$3.02
Market Price Volatility	102.93%	95%	95%	95%
Expected average term of warrants, in years	5	4.5	5.5	5.5
Expected dividend yield	0	0	0	0

3. Mergers and Acquisitions

Syndicated Solar, Inc.

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

The table below summarizes the assessment of the estimated fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands). The Company has obtained a third-party valuation of the assets acquired and liabilities assumed.

Cash	$90
Accounts receivable, net	580
Other current assets	1,188
Property and equipment	185
Intangible assets	480
Accounts payable	(2,220)
Deferred revenue	(946)
Other current liabilities	(58)

Total identifiable net liabilities at fair value	(701)
Goodwill	1,867

Total purchase consideration	$1,166

The Company assumed $2.2 million in accounts payable on the date of acquisition, including $1.6 million owed to a single vendor. Concurrent with the acquisition, the Company paid $1.0 million to the vendor and recorded an accrued liability in the amount of $600,000. The vendor’s terms require six monthly payments of $100,000 through February 2014. The accrued liability recorded was $200,000 and zero as of December 31, 2013 and March 21, 2014, respectively.

Intangible assets consist of the value of contractual arrangements entered into between Syndicated and its customers to install solar energy systems for which installation had not yet commenced at the acquisition date.

Syndicated also has the potential to earn up to $250,000 in additional earn-out payments following the close of the 2013 fiscal year and an additional 1.3 million shares of unregistered Class A common stock in performance based earn-outs over the period August 9, 2013 to December 31, 2015. If earned, these payments will be recorded as compensation expense as earned.

The Company includes results from operations of acquired companies in its consolidated financial statements from their respective effective acquisition dates. Pro forma financial information is not presented as the acquisition is not material to the condensed consolidated statements of operations. The revenue and earnings of the acquired business were not material to the condensed consolidated financial statements.

Subsequent Events

Mercury Energy, Inc.

On January 14, 2014, the Company obtained financial control, through an Agreement and Plan of Merger, of 100% of the voting equity interests of Mercury Energy, Inc. (“Mercury”). The total consideration transferred was comprised of 8.3 million shares of the Company’s Class A common stock valued at $32.0 million based on the closing market price of $3.83 per share on January 13, 2014. The consideration excluded $1.2 million of expenses that are reported as acquisition-related costs in the consolidated statement of operations for the year ended December 31, 2013.

Elemental Energy, LLC d/b/a Sunetric.

The Company entered into a definitive agreement to obtain financial control, through a Membership Interest Purchase Agreement (“Purchase Agreement”), of 100% of the membership interests of Elemental Energy, LLC d/b/a Sunetric on March 26, 2014. For further details about the acquisition, see Item 9B in this Form 10-K.

4. Goodwill and Other Asset Impairments

In accordance with the Financial Accounting Standards Board’s accounting standards codification, the Company evaluated the realizability of its tangible assets and determined based on market place property comparables (level two of the fair value hierarchy) that a valuation impairment charge of $2.1 million was necessary against the cost of its Hopland California facility at September 30, 2012. Additionally, the Company performed impairment analyses of goodwill and other intangibles using the discounted cash flows method and write-offs of $19.7 million of goodwill and $200,000 of other intangibles were made at September 30, 2012. The Company estimated the fair value of its business for the goodwill impairment analysis based on the quoted market price for its Class A common stock (level one input of the fair value hierarchy), as adjusted by management’s judgmental qualitative factors (level three of the fair value hierarchy). These noncash impairments were necessitated by the trading price of the Company’s Class A common stock, recent operating losses, and financial forecasts. The $22.0 million of noncash impairment charges are reported in goodwill and other asset impairments on the consolidated statement of operations for the year ended December 31, 2012.

5. Property and Equipment

Property and equipment, stated at lower of cost or estimated fair value, consists of the following as of December 31:

(in thousands)	2013	2012
Land	$1,716	$1,716
Buildings and leasehold improvements (a)	136	728
Furniture, fixtures and equipment	1,040	726
Website development	960	859
Vehicles and Machinery	3,185	3,671

	7,037	7,700
Accumulated depreciation and amortization	(3,953)	(3,709)

	$3,084	$3,991

(a)	During 2012, the Company impaired $2.1 million of its buildings (see Note 4. Goodwill and Other Asset Impairments).

6. Revolving Line of Credit and Term Loan

Under a loan agreement, as amended, with Silicon Valley Bank (“SVB Loan”), the Company has a revolving line of credit that provides for advances not to exceed $6.5 million based upon a borrowing base of 75% of eligible accounts receivable. All borrowings are collateralized by a security interest in substantially all of the Company’s assets other than its interests in Alteris Project Financing Company LLC, and bear interest at the greater of the bank’s prime rate or 4.00% plus 4.75%. The interest rate accruing on borrowings during a Streamline Period (as defined in the SVB Loan) is the greater of the bank’s prime rate or 4.00% plus 2.00%. The original maturity date for the SVB Loan was October 30, 2012 and the maturity date was first extended to March 31, 2013 on October 30, 2012, then to September 30, 2013 on March 27, 2013, and then to September 30, 2014 on September 29, 2013. The line of credit has a facility fee of 0.5% per year of the average daily unused portion of the available line of credit during the applicable calendar quarter. We may reserve up to $500,000 for stand-by letters of credit under the line of credit. The SVB Loan establishing the line of credit contains various covenants, including a covenant requiring compliance with a liquidity ratio. The fourth amendment to the SVB Loan required the borrowers to pay a final payment fee of $60,000 in cash upon termination or maturity of the revolving line of credit, which was reduced to $40,000 following our equity funding during June 2013 of $8.4 million in net proceeds. The Company paid the final payment of $40,000 in conjunction with the Fifth Loan Modification Agreement. At December 31, 2013, RGS had zero of outstanding borrowings under this facility.

Also under the Fifth Loan Modification Agreement, SVB agreed to extend to RGS a term loan of up to $2.0 million under the terms of the loan agreement (the “Term Loan”) in addition to the $6.5 million revolving line of credit. The Term Loan matures on September 29, 2014. RGS is required to make monthly payments of interest only on the Term Loan and may prepay the Term Loan in whole or in part at any time without penalty. The proceeds of the Term Loan were used to repay in full the outstanding indebtedness owed to Gaiam, as required (see Note 8. – Related Party Debt).

On March 23, 2014, our wholly-owned subsidiaries Real Goods Energy Tech, Inc., Real Goods Trading Corporation, Alteris Renewables, Inc. and Real Goods Syndicated, Inc. entered into a Waiver Agreement with Silicon Valley Bank pursuant to which Silicon Valley Bank waived (i) our failure to comply with the minimum EBITDA financial covenant contained in Section 6.9(b) of the Loan Agreement, for the quarterly compliance period ended December 31, 2013, and (ii) testing of the minimum EBITDA financial covenant contained in Section 6.9(b) of the Loan Agreement solely for the quarterly compliance period ending March 31, 2014. In connection with executing the Waiver Agreement, we paid to Silicon Valley Bank a fee of $10,000. As of March 21, 2014, we had no outstanding borrowings under the revolving credit facility, and $2.0 million outstanding under the Term Loan, under the Loan Agreement.

7. Payable to Gaiam

The Company is engaged in several related party transactions with Gaiam. During 2013, through open market sales of shares by Gaiam, its ownership declined to less than 10% of the Company’s issued and outstanding shares of Class A common stock.

Historically, the Company has had a need for certain services to be provided by Gaiam under the Intercorporate Services Agreement and Industrial Building Lease Agreement for the Company’s corporate headquarters. These services may include, but are not limited to, administrative, technical accounting advisory, public financial reporting and certain occupancy and related office services as required from time to time. Previously, the Company determined that it was not cost effective to obtain and separately maintain the personnel and infrastructure associated with these services with a complement of full time, skilled employees. Also see Note 9. Commitments and Contingencies – Operating Leases.

The Company significantly reduced its reliance on Gaiam to provide services under the Intercorporate Services Agreement during 2013. The agreement terminated was on December 19, 2013.

During 2011, the Company completed a project for its then Chairman to design and install an upgrade to an existing solar power system originally built in 1997 for his residence. The contract price, or revenue recognized, was $244,000, which was priced at a customary rate for work performed for the Company’s employees.

Consideration payable to Gaiam and expensed during 2011 for additional services under the Intercorporate Services Agreement and agreeing to amend the existing Intercorporate Services Agreement and Tax Sharing Agreement totaled $672,000.

8. Related Party Debt

Related party debt consists of the following (in thousands):

	December 31,
Related Party	2013	2012
Riverside	$4,150	$4,150
Gaiam	—	2,700

Total	$4,150	$6,850

Related party debt at December 31, 2013 consisted of $4.15 million owed to Riverside. At December 31, 2012, the Company’s related party debt was comprised of $2.7 million owed to Gaiam and $4.15 million owed to Riverside. As of December 31, 2013, the Riverside loans were due as follows: $1.0 million by April 26, 2014, $3.0 million by September 3, 2014, and $150,000 by October 29, 2014. These loans bear interest at an annual rate of 10%. The accrued interest on the amounts owed to Riverside will be waived if the Company repays the $3.0 million and $150,000 loans owed to Riverside on or before their respective maturity date. As conditions for Gaiam extending the maturity date of its then existing $1.7 million loan to RGS from December 30, 2012 to April 30, 2013 and loaning RGS an additional $1.0 million, the Company had to pay all interest owed on the then existing Gaiam loan of $1.7 million, execute and deliver to Gaiam in the near future an option agreement, reasonably acceptable to both parties, permitting Gaiam to purchase for $200,000 all tenant improvements constructed by RGS in its principal office space leased from Gaiam; and amend the Company’s facility lease with Gaiam to cancel, effective December 31, 2012, the $3 per square foot credit set forth in the then current lease. On April 23, 2013, Gaiam converted $100,000 of the then outstanding $2.7 million into 62,111 shares of the Company’s Class A common stock. The $2.6 million remaining amount due to Gaiam was repaid on November 5, 2013; $2.1 million in cash, $200,000 of tenant improvements transferred to Gaiam and a discount for early repayment of $300,000. The discount is included in other accrued liabilities to reflect the above market lease with Gaiam for the Company’s headquarters office space.

The $1.0 million promissory note entered into with Riverside during December 2012 included certain customary language making the loan payable upon the occurrence of certain events, such as insolvency or bankruptcy. Also, if the Company completes a sale of at least $50,000 of capital stock, then Riverside has the option of converting all or any portion of the principal and interest owing on the loan in question into securities in such sale at the same purchase price as paid by other purchasers in such sale. If RGS fails to make payment of the principal and all interest owing the loan within 10 days of when due, Riverside has the option to acquire an undivided 50% interest in our real property located in Hopland, California (including all land and buildings) in exchange for cancellation of such principal and interest. This option is conditioned upon (1) the approval of the transaction by the Company’s disinterested directors, and (2) the consent of the Company’s senior creditor, Silicon Valley Bank. The loans are unsecured and subordinated to the Company’s indebtedness to unaffiliated creditors. Subject to the rights of senior debt, RGS has the right to prepay the loans at any time without premium or penalty.

Accrued interest on related party debt is $664,000 and $200,000 at December 31, 2013 and 2012, respectively, and is reported in accrued liabilities on the consolidated balance sheet.

Riverside owns approximately 22% of the Company’s currently outstanding Class A common stock and is one of its creditors. Pursuant to the terms of a Shareholders Agreement, Riverside has the right to designate a certain number of individuals for appointment or nomination to the Board of Directors, tied to its respective ownership of the Company’s Class A common stock.

9. Commitments and Contingencies

The Company leases office and warehouse space through operating leases. Some of the leases have renewal clauses, which range from three to five years. On December 19, 2011, RGS entered into a five year facility lease with Gaiam, for office space located in a Gaiam-owned building in Colorado. The lease commenced on January 1, 2012 and provides for monthly payment of approximately $21,832.

The following schedule represents the annual future minimum payments of all leases:

(in thousands)	At December 31, 2013
2014	$747
2015	566
2016	200

Total minimum lease payments	$1,513

The Company incurred rent expense of $1.3 million, $0.9 million and $0.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.

The Company is subject to risks and uncertainties in the normal course of business, including legal proceedings; governmental regulation, such as the interpretation of tax and labor laws; and the seasonal nature of its business due to weather-related factors. The Company has accrued for probable and estimable costs that may be incurred with respect to identified risks and uncertainties based upon the facts and circumstances currently available. Due to uncertainties in the estimation process, actual costs could vary from the amounts accrued.

10. Shareholders’ Equity

During 2013, the Company issued 18,517 shares of its Class A common stock under the Real Goods Solar, Inc. 2008 Long-Term Incentive Plan (“2008 Incentive Plan”) to certain of its independent directors, in lieu of cash compensation, for services rendered during 2013.

On November 15, 2013, RGS issued 5.9 million shares of its Class A common stock and received proceeds of $18.4 million. As part of the offering, RGS issued warrants to purchase 5.0 million shares of its Class A common stock at $3.41 per share, which expire May 15, 2019.

On June 3, 2013, RGS issued 3.4 million shares of its Class A common stock and received proceeds of $8.4 million. As part of the offering, RGS issued warrants to purchase 1.7 million shares of its Class A common stock at $2.60 per share, which expire June 3, 2018. The exercise price was reduced to $2.50 per share in conjunction with the November 15, 2013 issuance of shares and warrants. Certain anti-dilution protection provisions contained in the warrants were triggered. Such provisions required the exercise price of the warrants to be reduced and the number of shares of Common Stock issuable upon exercise of the warrants to increase, based on the formula and on the terms set forth in the warrants after taking into account the Black Scholes and fair market values of the warrants and such anti-dilution protection provisions.

During 2012, the Company issued 33,056 shares of its Class A common stock under the 2008 Incentive Plan to certain of its independent directors, in lieu of cash compensation, for services rendered during 2012.

At December 31, 2013, RGS had the following shares of Class A common stock reserved for future issuance:

Stock options under the our incentive plans	1,995,210
Stock options under plans not approved by security holders	300,000
Warrants outstanding	6,670,103

Total shares reserved for future issuance	8,965,313

Each holder of the Company’s Class A common stock is entitled to one vote for each share held on all matters submitted to a vote of shareholders. On December 31, 2011, Gaiam converted all of its holdings of the Company’s Class B common stock to Class A common stock and, as a result, RGS has had no shares of Class B common stock outstanding since December 31, 2011. Under the terms of the Company’s articles of incorporation and merger with Alteris, RGS is prohibited from issuing Class B common stock in the future. All holders of Class A common stock vote as a single class on all matters that are submitted to the shareholders for a vote. Accordingly, Riverside, as the holder of approximately 22% of the Class A common stock and entitled to vote in any election of directors, may exert significant influence over the election of the directors. Shareholders with the minimum number of votes that would be necessary to authorize or take action at a meeting at which all of the shares entitled to vote were present and voted may consent to an action in writing and without a meeting under certain circumstances.

Holders of the Company’s Class A common stock are entitled to receive dividends, if any, as may be declared by the Board of Directors out of legally available funds. In the event of a liquidation, dissolution or winding up of Real Goods Solar, Class A common stock holders are entitled to share ratably in the Company’s assets remaining after the payment of all of debts and other liabilities. Holders of Class A common stock have no preemptive, subscription or redemption rights, and there are no redemption or sinking fund provisions applicable to the Company’s Class A common stock.

11. Fair Value Measurements

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

The following tables summarize the basis used to measure certain financial assets and liabilities at fair value on a recurring basis in the condensed consolidated balance sheets:

Balance at December 31, 2013 (in thousands)	Total	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Common stock warrant liability	$15,071	$—	$—	$15,071

The following summarizes the valuation technique for assets and liabilities measured and recorded at fair value:

Common stock warrant liability: For our level 3 securities, which represent common stock warrants, fair value is based on a Monte Carlo pricing model which is based, in part, upon unobservable inputs for which there is little or no market data, requiring the Company to develop its own assumptions (See Note 2. Significant Accounting Policies). The Company used a market approach to valuing the derivative liabilities.

Assets acquired and liabilities assumed, net: For our level 3 assets, which represent assets acquired and liabilities assumed, fair value is based upon unobservable inputs for which there is little or no market data, requiring the Company to develop its own assumptions (See Note 2. Significant Accounting Policies). The Company used a market approach to valuing the assets and liabilities.

12. Share-Based Compensation

The Company’s share-based compensation programs are long-term retention programs that are intended to attract, retain and provide incentives for talented employees, officers, and directors to align shareholder and employee interests. RGS primarily grants options under its 2008 Incentive Plan, but have also granted 300,000 non-shareholder approved options to its chief executive officer during 2012.

At December 31, 2013 the Company’s 2008 Incentive Plan provides for the granting of options to purchase up to the lesser of 3,000,000 shares of its Class A common stock or 10% of its then outstanding Class A common stock. Furthermore, the Board of Directors has resolved that all types of granted options shall not exceed 10% of the then outstanding Class A common stock. Both nonqualified stock options and incentive stock options may be issued under the provisions of the 2008 Incentive Plan. Employees, members of the Board of Directors, consultants, business partners, and certain key advisors are eligible to participate in the 2008 Incentive Plan, which terminates upon the earlier of a board resolution terminating the Incentive Plan or ten years after the effective date of the Incentive Plan. All outstanding options are nonqualified and are generally granted with an exercise price equal to the closing market price of the Company’s stock on the date of the grant. Options vest based on service conditions, performance (attainment of a certain amount of pre-tax income for a given year), or some combination thereof. Grants typically expire seven years from the date of grant.

The determination of the estimated fair value of share-based payment awards on the date of grant using the Black-Scholes option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. Expected volatilities are based on a value calculated using the combination of historical volatility of comparable public companies in RGS’ industry and its stock price volatility since our initial public offering. Expected life is based on the specific vesting terms of the option and anticipated changes to market value and expected employee exercise behavior. The risk-free interest rate used in the option valuation model is based on U.S. Treasury zero-coupon securities with remaining terms similar to the expected term on the options. RGS does not anticipate paying any cash dividends on its Class A common stock in the foreseeable future and, therefore, an expected dividend yield of zero is used in the option valuation model. RGS is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. RGS primarily uses plan life to-date forfeiture experience rate of 40% to estimate option forfeitures and records share-based compensation expense only for those awards that are expected to vest.

The following are the variables used in the Black-Scholes option pricing model to determine the estimated grant date fair value for options granted under the Company’s incentive plans for each of the years presented:

	2013	2012	2011
Expected volatility	83% - 104%	76% - 87%	74% - 88%
Weighted-average volatility	93%	80%	81%
Expected dividends	— %	— %	— %
Expected term (in years)	3.8 – 6.6	5.0 - 6.6	5.0 - 6.7
Risk-free rate	0.68% - 2.45%	0.57% - 1.26%	1.17% - 2.24%

The table below presents a summary of our option activity as of December 31, 2013 and changes during the year then ended:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value
Outstanding at January 1, 2013	1,825,320	$1.88
Granted	928,000	1.57
Exercised	(117,030)	1.00
Forfeited or expired	(341,080)	1.08

Outstanding at December 31, 2013	2,295,210	$1.51	5.0	$3,468,464

Exercisable at December 31, 2013	609,090	$2.00	2.6	$621,573

The weighted-average grant-date fair value of options granted during the years 2013, 2012 and 2011 was $1.13, $0.76 and $1.67, respectively. The total fair value of shares vested was $305,000, $432,000 and $448,000 during the years ended December 31, 2013, 2012 and 2011, respectively. The Company’s share-based compensation cost charged against income was $509,000, $400,000, and $516,000 during the years 2013, 2012 and 2011, respectively, and is recorded as general and administrative expenses. The total income tax benefit recognized for share-based compensation was $nil, nil and $200,000 for the years ended December 31, 2013, 2012, and 2011, respectively. As of December 31, 2013, there was $787,230 of unrecognized cost related to nonvested shared-based compensation arrangements granted under the plans. The Company expects that cost to be recognized over a weighted-average period of 3.3 years.

Subsequent Event

On January 14, 2014, the Company’s shareholders approved an amendment to the 2008 Long-Term Incentive Plan. The amendment increases the number of options available for grant to 6,704,231, which was 15% of the Company’s then outstanding Class A common stock.

13. Income Taxes

The Company’s provision for income tax expense (benefit) is comprised of the following:

	Years ended December 31,
(in thousands)	2013	2012	2011
Current:
Federal	$—	$—	$—
State	58	61	16

	58	61	16

Deferred:
Federal	—	7,361	(494)
State	—	1,298	(82)

	—	8,659	(576)

	$58	$8,720	$(560)

Variations from the federal statutory rate are as follows:

(in thousands)	2013	2012	2011
Expected federal income tax expense (benefit) at statutory rate of 34%	$(3,882)	$(13,086)	$(836)
Effect of permanent goodwill impairment	—	7,898	—
Effect of permanent acquisition-related differences	—	—	461
Effect of permanent other differences	136	94	30
Effect of carryforward state net operating losses	—	—	(72)
Effect of valuation allowance	4,559	16,074	—
Other	(48)	49	(3)
State income tax expense (benefit), net of federal benefit	(707)	(2,309)	(140)

Income tax expense (benefit)	$58	$8,720	$(560)

Deferred income taxes reflect net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the net accumulated deferred income tax assets shown on a gross basis as of December 31, 2013 and 2012 are as follows:

(in thousands)	2013	2012
Deferred tax assets (liabilities):
Current:
Provision for doubtful accounts	$230	$437
Inventory-related expense	274	469
Accrued liabilities	1,385	1,281
Net operating loss carryforward	—	—
Other	—	—

Total current deferred tax assets	$1,889	$2,187

Non-current:
Depreciation and amortization	$775	$613
Net operating loss carryforward	20,337	13,243
Other	(5)	31

Total non-current deferred tax assets	$21,107	$13,887

Valuation allowance	(22,996)	(16,074)

Total net deferred tax assets	$—	$—

At December 31, 2013, RGS had $15.7 million of federal net operating loss carryforwards expiring, if not utilized, beginning in 2020. Additionally, the Company had $4.6 million of state net operating loss carryforwards expiring, it not utilized, beginning in 2019.

Utilization of the net operating loss carry forwards may be subject to annual limitation under applicable federal and state ownership change limitations and, accordingly, net operating losses may expire before utilization. The company completed a Section 382 analysis through December 2013 and determined that an ownership change, as defined under Section 382 of the Internal Revenue Code occurred in prior years. The net operating loss carryforwards above have accounted for any limited and potential loss attributes to such ownership changes.

At December 31, 2013, the Company had no amount of unrecognized tax benefits. The Company does not have any tax positions for which it is reasonably possible the total amount of gross unrecognized benefits will increase or decrease within 12 months of the year ended December 31, 2013.

As a result of the net operating losses, substantially all of its federal, state and local income tax returns are subject to audit.

The Company’s valuation allowance increased by approximately $6.9 million for the year ended December 31, 2013 as a result of its operating loss for the year. The valuation allowance was determined in accordance with the provisions of ASC 740, Income Taxes, which requires an assessment of both negative and positive evidence when measuring the need for a valuation allowance. Based upon the available objective evidence and the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets will not be realized. At December 31, 2013, the Company has a valuation allowance against its deferred tax assets net of the expected income from the reversal of its deferred tax liabilities.

The Company is required, under the terms of its tax sharing agreement with Gaiam, to distribute to Gaiam the tax effect of certain tax loss carryforwards as utilized by the Company in preparing its federal, state and local income tax returns. At December 31, 2013, utilizing an income tax rate of 35%, the Company estimates that the maximum amount of such distributions to Gaiam could aggregate $1.6 million.

14. Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2013 and 2012:

(in thousands, except per share data)	Fiscal Year 2013 Quarters Ended
	March 31	June 30	September 30 (a)	December 31 (b)
Net revenue	$16,793	$20,666	$33,983	$29,900
Gross profit	4,592	4,768	7,261	5,689
Loss before income taxes	(3,793)	(2,908)	(2,086)	(2,447)
Net loss	(3,793)	(2,908)	(2,094)	(2,505)
Diluted net loss per share	$(0.14)	$(0.11)	$(0.07)	$(0.08)
Weighted average shares outstanding-diluted	26,696	27,804	30,044	33,077

(in thousands, except per share data)	Fiscal Year 2012 Quarters Ended
	March 31	June 30	September 30 (c)	December 31 (d)
Net revenue	$18,256	$21,447	$26,358	$26,830
Gross profit	6,427	5,319	5,737	5,549
Income (loss) before income taxes	(3,052)	(4,070)	(27,549)	(3,815)
Net income (loss)	(1,856)	(2,518)	(39,017)	(3,815)
Diluted net income (loss) per share	$(0.07)	$(0.09)	$(1.46)	$(0.14)
Weighted average shares outstanding-diluted	26,661	26,669	26,677	26,694

(a)	The quarter ended September 30, 2013 includes one-time cash charges of $555,000 for the integration of Syndicated and other acquisition related expenses.
(b)	The quarter ended December 31, 2013 includes one-time cash charges of $1.5 million for the integration of Syndicated, acquisition of Mercury and other acquisition related expenses.
(c)	The quarter ended September 30, 2012 includes a noncash charge of $22.0 million for the impairment of goodwill and other assets and a noncash charge of $14.5 million for the establishment of a valuation allowance for all of our net deferred tax assets.
(d)	The quarter ended December 31, 2012 includes a noncash charge of $1.6 million for an additional valuation allowance for our net deferred tax assets generated during that quarter.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and Rule 15d-15(e) under the Exchange Act. Based upon their evaluation as of December 31, 2013, they have concluded that those disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making the assessment, we used the criteria set forth in 1992 by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control-Integrated Framework.” Based on that assessment, our management concluded that, as of December 31, 2013, our internal control over financial reporting is effective based on those criteria.

This Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Form 10-K.

Item 9B.	Other Information

Waiver Agreement

On March 23, 2014, our wholly-owned subsidiaries Real Goods Energy Tech, Inc., Real Goods Trading Corporation, Alteris Renewables, Inc. and Real Goods Syndicated, Inc. entered into a Waiver Agreement with Silicon Valley Bank pursuant to which Silicon Valley Bank waived (i) our failure to comply with the minimum EBITDA financial covenant contained in Section 6.9(b) of the Loan Agreement, for the quarterly compliance period ended December 31, 2013, and (ii) testing of the minimum EBITDA financial covenant contained in Section 6.9(b) of the Loan Agreement solely for the quarterly compliance period ending March 31, 2014. In connection with executing the Waiver Agreement, we paid to Silicon Valley Bank a fee of $10,000. As of March 21, 2014, we had no outstanding borrowings under the revolving credit facility, and $2.0 million outstanding under the Term Loan, under the Loan Agreement.

Sunetric Acquisition

On March 26, 2013, we entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with Elemental Energy LLC, a Hawaii limited liability company doing business as Sunetric (“Sunetric”), and Sunetric’s owners, Sean Mullen, Beth-Ann Mullen, and Alexander Tiller (each, a “Seller”, and collectively, “Sellers”), pursuant to which we will purchase 100% of the issued and outstanding equity interests of Sunetric (the “Sunetric Acquisition”).

The purchase price to be paid at the closing for Sunetric consists of: (i) $7,000,000 in cash (less any amount required to pay off any indebtedness or liens), and (ii) a number of shares of our Class A common stock resulting from dividing $9,000,000 by the volume weighted average of the per share price of our Class A common stock on NASDAQ for the 20 consecutive trading days ending two days before the public announcement of the execution of the Purchase Agreement, in each case subject to the working capital adjustment and holdback described below.

In addition, the Sellers have the potential to earn up to $3,000,000 in additional earn-out payments, with $1,000,000 payable in shares of our Class A common stock and $2,000,000 payable in cash, to be delivered in the future upon achievement, if at all, of certain revenue and income earn-out targets for 2014 and 2015.

The purchase price is subject to a working capital adjustment. Sunetric’s working capital will be estimated for purposes of determining any adjustment to the cash portion of the purchase price paid at the closing. If the amount of estimated working capital at the closing is higher or lower than the working capital target set forth in the Purchase Agreement, the cash portion of the purchase price paid at the closing will be increased or decreased on a dollar for dollar basis, as the case may be. After the closing, the parties will determine Sunetric’s actual working capital and, if necessary, true-up the cash and stock portions of the purchase price paid at the closing.

At the closing, a portion of the cash purchase price equal to $1,050,000, and a portion of the purchase price paid in our Class A common stock equal to a number of shares resulting from dividing 1,350,000 by the volume weighted average of the per share price of our Class A common stock on NASDAQ for the 20 consecutive trading days ending two days before the public announcement of the execution of the Purchase Agreement, will be held back to secure Sellers’ indemnification obligations under the Purchase Agreement. On the six-month anniversary of the closing date, we are obligated to pay to the Sellers 50% of the balance of the holdback amount, pro-rata between the cash purchase price and the stock purchase price, less the aggregate amount of any unresolved indemnification claims. On the 12-month anniversary of the closing date, we are obligated to pay to the Sellers the balance of the holdback amount less the amount of any unresolved indemnification claims.

Each of RGS Energy, Sunetric and the Sellers have made customary representations, warranties and agreed to customary covenants and indemnification obligations in the Purchase Agreement. The consummation of the Sunetric Acquisition is subject to customary closing conditions, including, without limitation, (a) subject to certain exceptions, the accuracy of the representations and warranties of each party, (b) performance in all material respects of each party of its obligations under the Purchase Agreement, and (c) our obtaining Silicon Valley Bank’s consent to the transaction. The Purchase Agreement also contains certain termination rights for both us and the Sellers, including our right to terminate the Purchase Agreement if Silicon Valley Bank does not consent to the transaction, which right, if exercised, would obligate us to reimburse the Sellers for their transaction expenses in an amount of up to $100,000.

Contemporaneously with the execution of the Purchase Agreement, we executed employment offer letters with two of the sellers, Sean Mullen and Alexander Tiller, pursuant to which we will employ them, conditioned on the closing of the Sunetric Acquisition, to assist with the orderly transition of Sunetric’s business for a specified transitional period. In addition, all of the Sellers have agreed to certain two-year non-competition and non-solicitation covenants set forth in the Purchase Agreement, effective upon the closing.

The issuance of our Class A common stock in connection with the Sunetric Acquisition is not a “public offering” as defined in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and meets the requirements to qualify for exemption under Regulation D promulgated under the Securities Act. The Sellers represented in writing that they are accredited investors and will acquire the securities for their own accounts for investment purposes. A legend will be placed on the stock certificates stating that the securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without registration or an exemption therefrom.

2014 Annual Meeting of Shareholders

We have scheduled our 2014 annual meeting of shareholders for July 22, 2014 (the “Annual Meeting”). Please note that the date of the Annual Meeting has changed by more than 30 days from the anniversary of our 2013 annual meeting of shareholders.

In accordance with Rule 14a-5(f) and Rule 14a-8(e) under the Securities Exchange Act of 1934, as amended, the deadline for receipt of shareholder proposals for inclusion in our proxy statement for the Annual Meeting pursuant to Rule 14a-8 has been set at 5:00 p.m., Mountain Time, on April 25, 2014. Such proposals must contain specified information, including, among other things, information as would be required to be included in a proxy statement under Securities and Exchange Commission rules.

Also, in accordance with Rule 14a-5(f) and pursuant to the terms of our Bylaws, written notice from a shareholder interested in bringing a shareholder proposal before the Annual Meeting outside of the process set forth Rule 14a-8 or nominating a director candidate for election at the Annual Meeting must be received by the Company no later than 5:00 p.m., Mountain Time, on April 25, 2014 to be considered timely. Shareholder notices must contain the information required by our Bylaws.

All proposals or other notices should be addressed to us at 833 W. South Boulder Road, Louisville, Colorado 80027, Attention: Secretary, Real Goods Solar, Inc.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Documents filed as part of this report are as follows:

1.	Consolidated Financial Statements.

See listing of Consolidated Financial Statements included as part of this Form 10-K in Item 8 of Part II.

2.	Exhibits:

The following exhibits are incorporated by reference into or are filed or furnished with this report as indicated below:

Exhibit No.	Description

2.1+	Agreement and Plan of Merger, dated August 8, 2013, among Real Goods Solar, Inc., Real Goods Mercury, Inc. and Mercury Energy, Inc. (Incorporated by reference to Exhibit 2.1 to Real Goods Solar’s Current Report on Form 8-K filed August 9, 2013 (Commission File No. 001-34044)).

2.2+	Asset Purchase Agreement, dated August 9, 2013, among Real Goods Solar, Inc., Real Goods Syndicated, Inc. and Syndicated Solar, Inc. (Incorporated by reference to Exhibit 2.1 to Real Goods Solar’s Current Report on Form 8-K filed August 12, 2013 (Commission File No. 001-34044)).

3.1	Articles of Incorporation of Real Goods Solar, Inc. (Incorporated by reference to Exhibit 3.1 to Real Goods Solar’s Amendment No. 1 to Registration Statement on Form S-1 filed March 28, 2008 (Commission File No. 333-149092)).

3.2	Bylaws of Real Goods Solar, Inc. (Incorporated by reference to Exhibit 3.2 to Real Goods Solar’s Amendment No. 1 to Registration Statement on Form S-1 filed March 28, 2008 (Commission File No. 333-149092)).

4.1	Form of Real Goods Solar Class A Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to Real Goods Solar’s Amendment No. 5 to Registration Statement on Form S-1 filed May 2, 2008 (Commission File No. 333-149092)).

4.2	Warrant issued to Silicon Valley Bank on March 26, 2013 pursuant to the Second Loan Modification Agreement (Incorporated by reference to Exhibit 10.21 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013 (Commission File No. 001-34044)).

4.3	Warrant issued to Silicon Valley Bank on March 27, 2013 pursuant to the Third Loan Modification Agreement (Incorporated by reference to Exhibit 10.22 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013 (Commission File No. 001-34044)).

4.4	Form of Warrant, dated June 3, 2013, and schedule of investors under the Securities Purchase Agreement, dated May 24, 2013, among Real Goods Solar, Inc. and such investors (Incorporated by reference to Exhibit 4.1 to Real Goods Solar’s Current Report on Form 8-K filed June 3, 2013 (Commission File No. 001-34044)).

4.5	Form of Warrant, dated November 20, 2013 (Incorporated by reference to Exhibit 4.1 to Real Goods Solar’s Current Report on Form 8-K filed November 21, 2013 (Commission File No. 001-34044)).

10.1*	Form of Real Goods Solar, Inc. Employee Stock Option Agreement (Incorporated by reference to Exhibit 10.2 to Real Goods Solar’s Amendment No. 1 to Registration Statement on Form S-1 filed March 28, 2008 (Commission File No. 333-149092)).

10.2*	Amended and Restated Real Goods Solar, Inc. 2008 Long-Term Incentive Plan, dated September 6, 2013 (Incorporated by reference to Annex D to Real Goods Solar’s Registration Statement on Form S-4 filed with the SEC on November 21, 2013 (Commission File No. 333-191065)).

10.3	Tax Sharing and Indemnification Agreement between Real Goods Solar, Inc. and Gaiam, Inc. (Incorporated by reference to Exhibit 10.7 to Real Goods Solar’s Amendment No. 3 to Registration Statement on Form S-1 filed April 17, 2008 (Commission File No. 333-149092)).

10.4	Loan and Security Agreement, dated as of December 19, 2011, among Real Goods Energy Tech, Inc., Real Goods Trading Corporation, Earth Friendly Energy Group Holdings, LLC, Alteris Renewables, Inc., Earth Friendly Energy Group, LLC, Solar Works, LLC, Alteris RPS, LLC, Alteris ISI, LLC, and Silicon Valley Bank (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed December 21, 2011 (Commission File No. 001-34044)).

10.5	Amended and Restated Registration Rights Agreement, dated as of December 19, 2011, between Real Goods Solar, Inc. and Riverside Renewable Energy Investments, LLC (Incorporated by reference to Exhibit 10.3 to Real Goods Solar’s Current Report on Form 8-K filed December 21, 2011 (Commission File No. 001-34044)).

Exhibit No.	Description

10.6	Shareholders Agreement, dated as of December 19, 2011, between Real Goods Solar, Inc. and Riverside Renewable Energy Investments, LLC (Incorporated by reference to Exhibit 10.4 to Real Goods Solar’s Current Report on Form 8-K filed December 21, 2011 (Commission File No. 001-34044)).

10.7	Security Agreement, dated as of December 19, 2011, between Real Goods Solar, Inc. and Silicon Valley Bank (Incorporated by reference to Exhibit 10.2 to Real Goods Solar’s Current Report on Form 8-K filed December 21, 2011 (Commission File No. 001-34044)).

10.8	First Amendment to Tax Sharing Agreement, dated as of December 19, 2011, between Real Goods Solar, Inc. and Gaiam, Inc. (Incorporated by reference to Exhibit 10.17 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013 (Commission File No. 001-34044)).

10.9	Form of Promissory Note issued to Gaiam, Inc. on December 30, 2011 and to Riverside Renewable Energy Investments, LLC on May 4, 2012 and June 20, 2012 (Incorporated by reference to the fourth attachment to the Shareholders Agreement filed as Exhibit 10.8 to this Form 10-K).

10.10*	Confidential Separation Agreement and Release of Claims, dated as of March 31, 2012, by and between Real Goods Solar, Inc. and Erik Zech (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Quarterly Report on Form 10-Q filed May 14, 2012 (Commission File No. 001-34044)).

10.11*	Consulting Agreement, dated as of March 31, 2012, by and between Real Goods Solar, Inc. and Erik Zech (Incorporated by reference to Exhibit 10.2 to Real Goods Solar’s Quarterly Report on Form 10-Q filed May 14, 2012 (Commission File No. 001-34044)).

10.12	First Loan Modification Agreement, dated as of August 28, 2012, among Real Goods Energy Tech, Inc., Real Goods Trading Corporation, Earth Friendly Energy Group Holdings, LLC, Alteris Renewables, Inc., Earth Friendly Energy Group, LLC, Solar Works, LLC, Alteris RPS, LLC, Alteris ISI, LLC and Silicon Valley Bank (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed August 29, 2012 (Commission File No. 001-34044)).

10.13	Loan Commitment, dated as of November 13, 2012, among Real Goods Solar, Inc., Riverside Renewable Energy Investments, LLC and Gaiam, Inc. (Incorporated by reference to Exhibit 10.13 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013 (Commission File No. 001-34044)).

10.14	Second Loan Modification and Reinstatement Agreement, dated as of November 13, 2012, among Silicon Valley Bank, Real Goods Energy Tech, Inc., Real Goods Trading Corporation, Earth Friendly Energy Group Holdings, LLC, Alteris Renewables, Inc., Earth Friendly Energy Group, LLC, Solar Works, LLC, Alteris RPS, LLC, and Alteris ISI, LLC (Incorporated by reference to Exhibit 10.14 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013 (Commission File No. 001-34044)).

10.15	Form of Promissory Note issued to Gaiam, Inc. on December 11, 2012 and to Riverside Renewable Energy Investment LLC on December 13, 2013 pursuant to the Loan Commitment, dated as of November 13, 2012 (Incorporated by reference to Exhibit 10.15 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013 (Commission File No. 001-34044)).

10.16*	Restated Employment Letter, dated as of December 21, 2012, between Kamyar Mofid and Real Goods Solar, Inc. (Incorporated by reference to Exhibit 10.16 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013 (Commission File No. 001-34044)).

10.17	Form of Amended and Restated Promissory Note in the principal amount of $1.7 million issued to Gaiam, Inc. on March 27, 2013 (Incorporated by reference to Exhibit 10.18 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013 (Commission File No. 001-34044)).

10.18	Form of Amended and Restated Promissory Note issued to Riverside Fund III L.P. on March 27, 2013 in the principal amounts of $3 million and $150 thousand, respectively (Incorporated by reference to Exhibit 10.19 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013 (Commission File No. 001-34044)).

10.19	Third Loan Modification Agreement, dated as of March 27, 2013, among Silicon Valley Bank, Real Goods Energy Tech, Inc., Real Goods Trading Corporation, and Alteris Renewables, Inc. (Incorporated by reference to Exhibit 10.20 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013 (Commission File No. 001-34044)).

10.20	Form of Amended and Restated Promissory Note issued to Gaiam, Inc. and Riverside Renewable Energy Investment LLC on March 27, 2013 pursuant to the Loan Commitment, dated as of November 13, 2012 (Incorporated by reference to Exhibit 10.23 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013 (Commission File No. 001-34044)).

10.21*	Employment Letter, dated as of January 30, 2013, between Anthony DiPaolo and Real Goods Solar, Inc. (Incorporated by reference to Exhibit 10.7 to Real Goods Solar’s Quarterly Report on Form 10-Q filed May 15, 2013 (Commission File No. 001-34044)).

10.22	Employment Letter, dated May 10, 2013, between John Schaeffer and Real Goods Solar, Inc. (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Quarterly Report on Form 10-Q filed August 13, 2013 (Commission File No. 001-34044)).

10.23	Securities Purchase Agreement, dated May 24, 2013, among Real Goods Solar, Inc. and the investors thereunder (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed May 24, 2013 (Commission File No. 001-34044)).

10.24	Form of Second Amended and Restated Promissory Note issued to Riverside Fund III, L.P. on May 21, 2013 in the principal amounts of $3.0 million and $150,000, respectively (Incorporated by reference to Exhibit 10.3 to Real Goods Solar’s Current Report on Form 8-K filed May 24, 2013 (Commission File No. 001-34044)).

10.25	Registration Rights Agreement, dated June 3, 2013, among Real Goods Solar, Inc. and the investors under the Securities Purchase Agreement, dated May 24, 2013, among Real Goods Solar, Inc. and such investors (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed June 3, 2013 (Commission File No. 001-34044)).

10.26	Pre-Voting Agreement, dated August 8, 2013, among Mercury Energy, Inc., Real Goods Solar, Inc., Timothy Greener, Peter Kaufmann and Richard D. White (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed August 9, 2013 (Commission File No. 001-34044)).

10.27	Joinder and Fourth Loan Modification Agreement, dated September 26, 2013, among Real Goods Energy Tech, Inc., Real Goods Trading Corporation, Alteris Renewables, Inc., Real Goods Syndicated, Inc. and Silicon Valley Bank (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed September 27, 2013 (Commission File No. 001-34044)).

10.28	Intellectual Property Security Agreement, dated September 26, 2013, among Real Goods Energy Tech, Inc., Real Goods Trading Corporation, Alteris Renewables, Inc., Real Goods Syndicated, Inc., Real Goods Solar, Inc. and Silicon Valley Bank (Incorporated by reference to Exhibit 10.2 to Real Goods Solar’s Current Report on Form 8-K filed September 27, 2013 (Commission File No. 001-34044)).

10.29	Fifth Loan Modification Agreement, dated as of November 5, 2013, among Real Goods Energy Tech, Inc., Real Goods Trading Corporation, Alteris Renewables, Inc., Real Goods Syndicated, Inc., and Silicon Valley Bank (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed November 5, 2013 (Commission File No. 001-34044)).

10.30	Agreement, dated November 5, 2013, among Gaiam, Inc., Riverside Renewable Energy Investments, LLC and Real Goods Solar, Inc. (Incorporated by reference to Exhibit 10.2 to Real Goods Solar’s Current Report on Form 8-K filed November 5, 2013 (Commission File No. 001-34044)).

21.1	Subsidiaries of the Registrant (filed herewith)

23.1	Consent of EKS&H LLLP (filed herewith)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Indicates management contract or compensatory plan or arrangement.
+	This exhibit excludes schedules and exhibits pursuant to Item 601(b)(2) of Regulation S-K, which the registrant agrees to furnish supplementally to the Securities and Exchange Commission upon request by the Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

Real Goods Solar, Inc.

/s/ Kam Mofid
By: Kamyar (Kam) Mofid
Chief Executive Officer

March 31, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David L. Belluck David L. Belluck	Chairman of the Board	March 31, 2014

/s/ Kam Mofid Kamyar (Kam) Mofid	Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2014

/s/ Pavel Bouska Pavel Bouska	Director	March 31, 2014

/s/ Ian Bowles Ian Bowles	Director	March 31, 2014

/s/ Anthony DiPaolo Anthony DiPaolo	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2014

/s/ Steven B. Kaufman Steven B. Kaufman	Director	March 31, 2014

/s/ John Schaeffer John Schaeffer	Director and General Manager, Retail & Distribution	March 31, 2014

/s/ Robert L. Scott Robert L. Scott	Director	March 31, 2014

/s/ Richard D. White Richard D. White	Director	March 31, 2014

EXHIBIT INDEX

Exhibit No.	Description

2.1+	Agreement and Plan of Merger, dated August 8, 2013, among Real Goods Solar, Inc., Real Goods Mercury, Inc. and Mercury Energy, Inc. (Incorporated by reference to Exhibit 2.1 to Real Goods Solar’s Current Report on Form 8-K filed August 9, 2013 (Commission File No. 001-34044)).

2.2+	Asset Purchase Agreement, dated August 9, 2013, among Real Goods Solar, Inc., Real Goods Syndicated, Inc. and Syndicated Solar, Inc. (Incorporated by reference to Exhibit 2.1 to Real Goods Solar’s Current Report on Form 8-K filed August 12, 2013 (Commission File No. 001-34044)).

3.1	Articles of Incorporation of Real Goods Solar, Inc. (Incorporated by reference to Exhibit 3.1 to Real Goods Solar’s Amendment No. 1 to Registration Statement on Form S-1 filed March 28, 2008 (Commission File No. 333-149092)).

3.2	Bylaws of Real Goods Solar, Inc. (Incorporated by reference to Exhibit 3.2 to Real Goods Solar’s Amendment No. 1 to Registration Statement on Form S-1 filed March 28, 2008 (Commission File No. 333-149092)).

4.1	Form of Real Goods Solar Class A Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to Real Goods Solar’s Amendment No. 5 to Registration Statement on Form S-1 filed May 2, 2008 (Commission File No. 333-149092)).

4.2	Warrant issued to Silicon Valley Bank on March 26, 2013 pursuant to the Second Loan Modification Agreement (Incorporated by reference to Exhibit 10.21 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013 (Commission File No. 001-34044)).

4.3	Warrant issued to Silicon Valley Bank on March 27, 2013 pursuant to the Third Loan Modification Agreement (Incorporated by reference to Exhibit 10.22 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013 (Commission File No. 001-34044)).

4.4	Form of Warrant, dated June 3, 2013, and schedule of investors under the Securities Purchase Agreement, dated May 24, 2013, among Real Goods Solar, Inc. and such investors (Incorporated by reference to Exhibit 4.1 to Real Goods Solar’s Current Report on Form 8-K filed June 3, 2013 (Commission File No. 001-34044)).

4.5	Form of Warrant, dated November 20, 2013 (Incorporated by reference to Exhibit 4.1 to Real Goods Solar’s Current Report on Form 8-K filed November 21, 2013 (Commission File No. 001-34044)).

10.1*	Form of Real Goods Solar, Inc. Employee Stock Option Agreement (Incorporated by reference to Exhibit 10.2 to Real Goods Solar’s Amendment No. 1 to Registration Statement on Form S-1 filed March 28, 2008 (Commission File No. 333-149092)).

10.2*	Amended and Restated Real Goods Solar, Inc. 2008 Long-Term Incentive Plan, dated September 6, 2013 (Incorporated by reference to Annex D to Real Goods Solar’s Registration Statement on Form S-4 filed with the SEC on November 21, 2013 (Commission File No. 333-191065)).

10.3	Tax Sharing and Indemnification Agreement between Real Goods Solar, Inc. and Gaiam, Inc. (Incorporated by reference to Exhibit 10.7 to Real Goods Solar’s Amendment No. 3 to Registration Statement on Form S-1 filed April 17, 2008 (Commission File No. 333-149092)).

10.4	Loan and Security Agreement, dated as of December 19, 2011, among Real Goods Energy Tech, Inc., Real Goods Trading Corporation, Earth Friendly Energy Group Holdings, LLC, Alteris Renewables, Inc., Earth Friendly Energy Group, LLC, Solar Works, LLC, Alteris RPS, LLC, Alteris ISI, LLC, and Silicon Valley Bank (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed December 21, 2011 (Commission File No. 001-34044)).

10.5	Amended and Restated Registration Rights Agreement, dated as of December 19, 2011, between Real Goods Solar, Inc. and Riverside Renewable Energy Investments, LLC (Incorporated by reference to Exhibit 10.3 to Real Goods Solar’s Current Report on Form 8-K filed December 21, 2011 (Commission File No. 001-34044)).

10.6	Shareholders Agreement, dated as of December 19, 2011, between Real Goods Solar, Inc. and Riverside Renewable Energy Investments, LLC (Incorporated by reference to Exhibit 10.4 to Real Goods Solar’s Current Report on Form 8-K filed December 21, 2011 (Commission File No. 001-34044)).

10.7	Security Agreement, dated as of December 19, 2011, between Real Goods Solar, Inc. and Silicon Valley Bank (Incorporated by reference to Exhibit 10.2 to Real Goods Solar’s Current Report on Form 8-K filed December 21, 2011 (Commission File No. 001-34044)).

10.8	First Amendment to Tax Sharing Agreement, dated as of December 19, 2011, between Real Goods Solar, Inc. and Gaiam, Inc. (Incorporated by reference to Exhibit 10.17 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013 (Commission File No. 001-34044)).

10.9	Form of Promissory Note issued to Gaiam, Inc. on December 30, 2011 and to Riverside Renewable Energy Investments, LLC on May 4, 2012 and June 20, 2012 (Incorporated by reference to the fourth attachment to the Shareholders Agreement filed as Exhibit 10.8 to this Form 10-K).

10.10*	Confidential Separation Agreement and Release of Claims, dated as of March 31, 2012, by and between Real Goods Solar, Inc. and Erik Zech (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Quarterly Report on Form 10-Q filed May 14, 2012 (Commission File No. 001-34044)).

10.11*	Consulting Agreement, dated as of March 31, 2012, by and between Real Goods Solar, Inc. and Erik Zech (Incorporated by reference to Exhibit 10.2 to Real Goods Solar’s Quarterly Report on Form 10-Q filed May 14, 2012 (Commission File No. 001-34044)).

10.12	First Loan Modification Agreement, dated as of August 28, 2012, among Real Goods Energy Tech, Inc., Real Goods Trading Corporation, Earth Friendly Energy Group Holdings, LLC, Alteris Renewables, Inc., Earth Friendly Energy Group, LLC, Solar Works, LLC, Alteris RPS, LLC, Alteris ISI, LLC and Silicon Valley Bank (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed August 29, 2012 (Commission File No. 001-34044)).

10.13	Loan Commitment, dated as of November 13, 2012, among Real Goods Solar, Inc., Riverside Renewable Energy Investments, LLC and Gaiam, Inc. (Incorporated by reference to Exhibit 10.13 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013 (Commission File No. 001-34044)).

10.14	Second Loan Modification and Reinstatement Agreement, dated as of November 13, 2012, among Silicon Valley Bank, Real Goods Energy Tech, Inc., Real Goods Trading Corporation, Earth Friendly Energy Group Holdings, LLC, Alteris Renewables, Inc., Earth Friendly Energy Group, LLC, Solar Works, LLC, Alteris RPS, LLC, and Alteris ISI, LLC (Incorporated by reference to Exhibit 10.14 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013 (Commission File No. 001-34044)).

10.15	Form of Promissory Note issued to Gaiam, Inc. on December 11, 2012 and to Riverside Renewable Energy Investment LLC on December 13, 2013 pursuant to the Loan Commitment, dated as of November 13, 2012 (Incorporated by reference to Exhibit 10.15 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013 (Commission File No. 001-34044)).

10.16*	Restated Employment Letter, dated as of December 21, 2012, between Kamyar Mofid and Real Goods Solar, Inc. (Incorporated by reference to Exhibit 10.16 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013 (Commission File No. 001-34044)).

10.17	Form of Amended and Restated Promissory Note in the principal amount of $1.7 million issued to Gaiam, Inc. on March 27, 2013 (Incorporated by reference to Exhibit 10.18 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013 (Commission File No. 001-34044)).

10.18	Form of Amended and Restated Promissory Note issued to Riverside Fund III L.P. on March 27, 2013 in the principal amounts of $3 million and $150 thousand, respectively (Incorporated by reference to Exhibit 10.19 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013 (Commission File No. 001-34044)).

10.19	Third Loan Modification Agreement, dated as of March 27, 2013, among Silicon Valley Bank, Real Goods Energy Tech, Inc., Real Goods Trading Corporation, and Alteris Renewables, Inc. (Incorporated by reference to Exhibit 10.20 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013 (Commission File No. 001-34044)).

10.20	Form of Amended and Restated Promissory Note issued to Gaiam, Inc. and Riverside Renewable Energy Investment LLC on March 27, 2013 pursuant to the Loan Commitment, dated as of November 13, 2012 (Incorporated by reference to Exhibit 10.23 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013 (Commission File No. 001-34044)).

10.21*	Employment Letter, dated as of January 30, 2013, between Anthony DiPaolo and Real Goods Solar, Inc. (Incorporated by reference to Exhibit 10.7 to Real Goods Solar’s Quarterly Report on Form 10-Q filed May 15, 2013 (Commission File No. 001-34044)).

10.22	Employment Letter, dated May 10, 2013, between John Schaeffer and Real Goods Solar, Inc. (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Quarterly Report on Form 10-Q filed August 13, 2013 (Commission File No. 001-34044)).

10.23	Securities Purchase Agreement, dated May 24, 2013, among Real Goods Solar, Inc. and the investors thereunder (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed May 24, 2013 (Commission File No. 001-34044)).

10.24	Form of Second Amended and Restated Promissory Note issued to Riverside Fund III, L.P. on May 21, 2013 in the principal amounts of $3.0 million and $150,000, respectively (Incorporated by reference to Exhibit 10.3 to Real Goods Solar’s Current Report on Form 8-K filed May 24, 2013 (Commission File No. 001-34044)).

10.25	Registration Rights Agreement, dated June 3, 2013, among Real Goods Solar, Inc. and the investors under the Securities Purchase Agreement, dated May 24, 2013, among Real Goods Solar, Inc. and such investors (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed June 3, 2013 (Commission File No. 001-34044)).

10.26	Pre-Voting Agreement, dated August 8, 2013, among Mercury Energy, Inc., Real Goods Solar, Inc., Timothy Greener, Peter Kaufmann and Richard D. White (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed August 9, 2013 (Commission File No. 001-34044)).

10.27	Joinder and Fourth Loan Modification Agreement, dated September 26, 2013, among Real Goods Energy Tech, Inc., Real Goods Trading Corporation, Alteris Renewables, Inc., Real Goods Syndicated, Inc. and Silicon Valley Bank (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed September 27, 2013 (Commission File No. 001-34044)).

10.28	Intellectual Property Security Agreement, dated September 26, 2013, among Real Goods Energy Tech, Inc., Real Goods Trading Corporation, Alteris Renewables, Inc., Real Goods Syndicated, Inc., Real Goods Solar, Inc. and Silicon Valley Bank (Incorporated by reference to Exhibit 10.2 to Real Goods Solar’s Current Report on Form 8-K filed September 27, 2013 (Commission File No. 001-34044)).

10.29	Fifth Loan Modification Agreement, dated as of November 5, 2013, among Real Goods Energy Tech, Inc., Real Goods Trading Corporation, Alteris Renewables, Inc., Real Goods Syndicated, Inc., and Silicon Valley Bank (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed November 5, 2013 (Commission File No. 001-34044)).

10.30	Agreement, dated November 5, 2013, among Gaiam, Inc., Riverside Renewable Energy Investments, LLC and Real Goods Solar, Inc. (Incorporated by reference to Exhibit 10.2 to Real Goods Solar’s Current Report on Form 8-K filed November 5, 2013 (Commission File No. 001-34044)).

21.1	Subsidiaries of the Registrant (filed herewith)

23.1	Consent of EKS&H LLLP (filed herewith)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Indicates management contract or compensatory plan or arrangement.
+	This exhibit excludes schedules and exhibits pursuant to Item 601(b)(2) of Regulation S-K, which the registrant agrees to furnish supplementally to the Securities and Exchange Commission upon request by the Commission.