Form 10-K/A
period 2013-12-31
Real Goods Solar, Inc.
filed 2014-04-30
CIK 1425565

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

None.

REAL GOODS SOLAR, INC.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2013

EXPLANATORY NOTE

Real Goods Solar, Inc. (the “Corporation”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2013, which was originally filed on March 31, 2014 (the “Original Filing”), solely to (a) delete the reference to Part III in the Documents Incorporated by Reference section on the cover page, (b) furnish the information required under Part III, Item 10 through Item 14, (c) update Item 15 to reflect the exhibits filed with this Amendment, and (d) update Item 9B to reflect the rescheduled 2014 annual meeting of shareholders and disclose share-based compensation issued to a named executive officer.

Other than as set forth herein, this Amendment does not modify or update the Original Filing in any way, and the parts or exhibits of the Original Filing which have not been modified or updated are not included in this Amendment. This Amendment continues to speak as of the date of the Original Filing and the Corporation has not updated the disclosure contained herein to reflect events that have occurred since the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Corporation’s other filings made with the Securities and Exchange Commission since the filing of the Original Filing, including amendments to those filings, if any.

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

PART II

Item 9B.	Other Information

2014 Annual Meeting of Shareholders

We have scheduled our 2014 annual meeting of shareholders for October 30, 2014 (the “Annual Meeting”). Please note that the date of the Annual Meeting has changed by more than 30 days from the anniversary of our 2013 annual meeting of shareholders.

In accordance with Rule 14a-5(f) and Rule 14a-8(e) under the Securities Exchange Act of 1934, as amended, the deadline for receipt of shareholder proposals for inclusion in our proxy statement for the Annual Meeting pursuant to Rule 14a-8 has been set at 5:00 p.m., Mountain Time, on May 30, 2014. Such proposals must contain specified information, including, among other things, information as would be required to be included in a proxy statement under Securities and Exchange Commission rules.

Also, in accordance with Rule 14a-5(f) and pursuant to the terms of our Bylaws, written notice from a shareholder interested in bringing a shareholder proposal before the Annual Meeting outside of the process set forth Rule 14a-8 or nominating a director candidate for election at the Annual Meeting must be received by the Company no later than 5:00 p.m., Mountain Time, on May 30, 2014 to be considered timely. Shareholder notices must contain the information required by our Bylaws.

All proposals or other notices should be addressed to us at 833 W. South Boulder Road, Louisville, Colorado 80027, Attention: Secretary, Real Goods Solar, Inc.

Share-based Compensation

On December 27, 2013, the Company granted Anthony DiPaolo, Chief Financial Officer, options to purchase 125,000 shares of the Company’s Class A common stock at an exercise price equal to the closing market price on such date. The options vest 2% per month for 50 months commencing on the first day of the eleventh month after grant and expire on December 27, 2020.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

DIRECTORS

The following table sets forth the names and ages of our current directors:

Name	Age	Position
David L. Belluck	52	Director and Chairman
Kamyar Mofid	46	Director and Chief Executive Officer
Pavel Bouska	59	Director
Ian Bowles	48	Director
Steven B. Kaufman	47	Director
John Schaeffer	64	Director and General Manager, Retail and Distribution
Robert L. Scott	67	Director
Richard D. White	60	Director

Each director serves for a one-year term. Pursuant to the terms of the Shareholders Agreement entered into as of December 19, 2011, Riverside Renewable Energy Investments, LLC, an indirect subsidiary of the private equity firm Riverside Partners, LLC (“Riverside”), has the right to designate a certain number of individuals for appointment or nomination to our board of directors, tied to its respective ownership of our Class A common stock, and Riverside has agreed to vote their securities in favor of the election to our board of directors of these designated individuals. Currently, Messrs. Belluck and Kaufman serve on our board of directors as Riverside’s designees. Biographical information for each director, including the years in which they began serving as directors and their positions with Real Goods Solar, are set forth below.

            DAVID L. BELLUCK—age 52—Chairman of the Company’s Board of Directors.

Mr. Belluck has served as a director since June 2011. Since 1998, Mr. Belluck has been a General Partner of Riverside Partners, LLC, a Boston-based, private equity investment firm where he has worked for the past 25 years. Mr. Belluck controls Riverside Partners III, LLC, which is the general partner of Riverside Partners III, LP, which is the general partner of Riverside Fund III, LP. Riverside is a wholly-owned subsidiary of Riverside Fund III, LP. and holds approximately 17.4% of the currently outstanding shares of our Class A common stock. Mr. Belluck also serves on the boards of directors of Welocalize, Tegra Medical, Eliassen Group, and Healthdrive. Previously he served on the board of directors of Rudolph Technologies (NYSE: RTEC). Mr. Belluck serves on the Governor’s Council of Economic Advisors in Massachusetts, and he is a Vice-Chair of The Alliance for Business Leadership. Mr. Belluck graduated from Harvard Business School with distinction and from Harvard College, magna cum laude.

Our board of directors believes that Mr. Belluck brings to the board of directors significant strategic focus, business development and financial experience from his past business experience with Riverside Partners.

            KAMYAR (KAM) MOFID—age 46—Director and Chief Executive Officer.

Mr. Mofid has served as a director since July 2012. Mr. Mofid brings a wealth of knowledge and experience in the solar industry to Real Goods Solar. Before joining Real Goods Solar, Mr. Mofid was General Manager of Global Residential and Light Commercial Systems at SunEdison, a global provider of solar energy solutions. Before this role, from March 2010 to July 2011 he was President of Mainstream Energy, a major downstream solar energy company and the parent company of REC Solar and AEE Solar. Before his entry into the solar sector, Mr. Mofid served as President of Teleflex Power Systems, a business unit of Teleflex, Inc. focused on environmentally friendly products and technologies, starting in July 2005. Before Teleflex, Mr. Mofid was an executive at United Technologies. In the earlier part of his career, Mr. Mofid held engineering and operations management positions at General Motors. Mr. Mofid holds a Master of Science degree from Georgia Institute of Technology’s School of Industrial & Systems Engineering, a Master of Science degree in Manufacturing Management from Kettering University and a Bachelor of Science degree in Electrical Engineering from the University of Waterloo, in Waterloo, Ontario, Canada.

As our Chief Executive Officer, our board of directors believes that Mr. Mofid brings to the board of directors significant senior leadership, management, operational, financial, sustainable energy industry, and brand management experience.

            PAVEL BOUSKA—age 59—Director.

Mr. Bouska has served as a director since September 2012. Mr. Bouska has been an independent business consultant and President of WIT, LLC, a business development and technology integration company, since 2006. From 2003 to 2006, he was the Chief Executive Officer and served as a director of ionSKY Inc., a wireless Internet service provider. Between 1999 and 2003, Mr. Bouska served as Executive Vice President and Chief Information Officer of Gaiam, Inc. (“Gaiam”), as Chief Executive Officer of Gaiam Energy Tech, Inc., the renewable energy division of Gaiam that later became Real Goods Solar, and as a director of Gaiam.com, Inc., an e-commerce subsidiary of Gaiam. In addition, Mr. Bouska served as a director of Gaiam between 1991 and 1999. From 1988 to 1999, he served as Chief Information Officer and Vice President, Information Technology of Corporate Express, Inc., a corporate supplier, as it grew from $2.0 million of gross revenues to a Fortune 500 company. From 1985 to 1988 Mr. Bouska worked as project leader at sd&m, a software company in Munich, Germany. He has experience with organization management and technology deployment in rapidly growing and changing environments, business unit integrations, and mergers and acquisitions. From 2002 to 2012, Mr. Bouska has also served as President and chairman of the Board of Sunshine Fire Protection District in Boulder, Colorado.

Our board of directors believes that Mr. Bouska brings to the board of directors significant senior leadership, strategic focus, business development, and renewable energy experience.

            IAN BOWLES —age 48 —Director.

Mr. Bowles has served as a director since December 2013. He is Co-founder and Managing Director of WindSail Capital Group, a Boston-based investment firm providing growth capital to emerging clean energy companies, a position he has held since March 2011. Mr. Bowles is also Senior Director of Albright Stonebridge Group, a global strategy firm based in Washington, DC, a position he has held since February 2011. From January 2007 to January 2011, Bowles served as Secretary of Energy and Environmental Affairs of Massachusetts, during which time he oversaw all aspects of energy and environmental regulation and policy in Massachusetts. Earlier in his career, Mr. Bowles served on the White House staff for President Bill Clinton, holding the posts of Senior Director of Global Environmental Affairs at the National Security Council and Associate Director of the White House Council on Environmental Quality. He is a director of First Wind, an independent North American renewable energy company focused on the development, financing, construction, ownership and operation of utility-scale power projects in the United States.

Our board of directors believes that Mr. Bowles brings to the board of directors significant strategic focus, regulatory and public policy expertise and financial and industry experience.

            STEVEN B. KAUFMAN—age 47—Director.

Mr. Kaufman has served as a director since June 2011. He currently serves as the Chief Executive Officer of Lexington Lighting Group, LLC, a manufacturer of energy-efficient lighting products for commercial and residential markets. Mr. Kaufman served as the Chief Executive Officer and a director of Alteris Renewables, the largest design-build renewable energy company in the Northeast, from September 2008 until our December 2011 acquisition of Alteris. Mr. Kaufman was an Operating Partner with Riverside Partners, LLC from 2005 to 2011. He also served on the boards of directors of several smaller companies and helped them with their growth initiatives until exit, including SIXNET (now Spectris PLC), NDS Surgical Imaging (now GSI Group), Vocollect (now Intermec), Quantum Medical Imaging (now Carestream Health), and Applied Precision (now Rudolph Technologies). Mr. Kaufman previously was President and Chief Executive Officer of Avici Systems, a public telecommunications equipment company. Earlier Mr. Kaufman worked at Lucent Technologies, a telecommunication technology (now Alcatel-Lucent), as President of their Multiservice Core Networks Division and as Vice President and General Manager of its core switching business. Previously he was a marketing manager for Intel Corporation on the Pentium processor.

Our board of directors believes that Mr. Kaufman brings to the board of directors significant senior leadership, business development, industry, technical and brand marketing experience from his past business experience in the renewable energy, private equity, telecommunications and semiconductor industries.

            JOHN SCHAEFFER—age 64—Director and General Manager, Retail & Distribution.

Mr. Schaeffer has served as a director since 2008. In 1978, Mr. Schaeffer founded Real Goods Trading Corporation, which he took public through a direct public offering in 1991. Between 1986 and 2008, Mr. Schaeffer served as either President or Chief Executive Officer of Real Goods Trading Corporation, which was acquired by Gaiam and eventually spun off to become Real Goods Solar, Inc., through an initial public offering. He served as our Chief Executive Officer from January to November 2008 and he served as our President or Residential President thereafter through 2012. Mr. Schaeffer has been continually involved with Real Goods Solar selling and marketing solar and renewable energy products for more than 36 years. In 1995, Mr. Schaeffer helped create the Solar Living Center in Hopland, California, a state-of-the-art renewable energy and sustainability demonstration center. Mr. Schaeffer has been honored with numerous awards for his environmental business practices, community involvement and his entrepreneurial successes.

As the founder of Real Goods Trading Corporation and based on his extensive experience in the solar and renewable energy industries, our board of directors believes that Mr. Schaeffer brings to the board of directors significant senior leadership, management, operational, brand marketing and industry experience.

            ROBERT L. SCOTT—age 67—Director.

Mr. Scott has served as a director since June 2012. Mr. Scott has advised and assisted a number of companies since retiring from Arthur Andersen, LLP as partner. From May to November 2009, he served as the interim Chief Financial Officer of Square Two Financial (formerly, Collect America), a private consumer debt company, assisting them with financial administration and transition to a permanent Chief Financial Officer. From 2004 to 2008, Mr. Scott assisted Colorado Mountain Development, engaged in retail land sales primarily in Texas, to improve financial reporting and accounting systems and help transition toward the sale and relocation of the business. During 2003 and 2004, Mr. Scott served as a consultant to KRG Capital Partners, LLC, a Denver-based private equity firm, assisting them with due diligence investigations of certain target companies. Mr. Scott joined Arthur Andersen, LLP, a public accounting firm, in 1970 and was admitted as partner in 1981, continuing through his retirement in 2002. Within Arthur Andersen’s Audit & Business Advisory Group, Mr. Scott served clients in numerous life cycle stages and industries including construction, venture capital, energy exploration and development, manufacturing, cable and satellite television, software development, real estate and manufacturing.

Our board of directors believes that Mr. Scott brings to the board of directors exceptional technical skills in accounting, internal controls, taxation, equity compensation, and public company matters.

            RICHARD D. WHITE —age 60—Director.

Richard D. White has served as a director since December 2013. He has been a Managing Director and head of the Private Equity and Special Investment Department of Oppenheimer & Co. Inc., a full service investment bank and broker-dealer, since June 2004. From 2002 to June 2004, Mr. White served as President of Aeolus Capital Group LLC, an investment management firm. From 1985 until 2002, he was a Managing Director at CIBC Capital Partners, an affiliate of CIBC World Markets, and its predecessor firm, Oppenheimer & Co., Inc. During that time, Mr. White worked in both the Investment Banking and Private Equity Investing departments. He is currently a member of the board of directors of Escalade, Inc. (a sporting goods, information security and print finishing products company) and G-III Apparel Group Ltd., an apparel designer and manufacturer, and was a member of the board of directors of Lakes Entertainment, Inc., a developer, manufacturer and financier of gaming businesses and related properties from December 2006 to June 2013. He also serves on the board of directors of the Charles Stark Draper Laboratory, Inc., an independent not-for-profit research laboratory that serves the national interest in applied research, engineering development, technology transfer and advanced technical education, and is a member of the board of Energy and Environmental Systems of the National Academy of Sciences and National Academy of Engineering. Mr. White received an MBA from the Wharton School at the University of Pennsylvania and a BA from Tufts University. Mr. White is a Certified Public Accountant and has been a high level participant in the investment banking, private equity and finance area for his entire business career.

Our board of directors believes that Mr. White brings to the board of directors significant strategic focus, business development and financial experience from his past business experience as a private equity investor, investment banker and public company director.

EXECUTIVE OFFICERS

The following table sets forth the names and ages of our current executive officers:

Name	Age	Position
Kamyar Mofid	46	Chief Executive Officer and Director
Anthony DiPaolo	55	Chief Financial Officer
John Schaeffer	64	General Manager, Retail and Distribution and Director

Our executive officers are appointed annually by our board of directors. Biographical information about Messrs. Mofid and Schaeffer is included herein under the heading “DIRECTORS.”

ANTHONY DIPAOLO—age 55—Mr. DiPaolo has served as our Chief Financial Officer since February 2013. Mr. DiPaolo has more than 20 years of experience as a senior finance and accounting professional. From February 2007 through June 2012, Mr. DiPaolo was employed by Incentra Solutions (“Incentra”), a provider of information technology and storage management solutions to enterprises and managed services providers in North America and Europe. Incentra was publicly traded through April

2009 when it became a private company. Mr. DiPaolo was the Chief Financial Officer of Incentra through January 2010, when he was appointed President following Incentra’s divestiture of its value added resale business. Incentra changed its name to Presilient in June 2010. Mr. DiPaolo resigned from his position as President in August 2010 and remained an employee of Presilient through June 2012. From July 2012 to January 2013, he served as Chief Financial Officer and Chief Accounting Officer for Roomlinx, Inc., a publicly traded provider of media and entertainment services to the hospitality industry. Mr. DiPaolo has a Bachelor of Science degree in accounting from the University of Denver and is a licensed certified public accountant in Colorado.

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

Based solely upon a review of the copies of the forms furnished to us during or with respect to 2013 and the representations made by the reporting persons to us, we believe that Mr. Scott filed two late Form 4s, each for one transaction, Mr. White filed one late Form 4 for one transaction, Mr. Bowles filed one late Form 3 and one late Form 4, each for one transaction, Mr. Mofid filed one late Form 4 for one transaction, and Mr. DiPaolo filed one late Form 4 for one transaction.

CODE OF ETHICS

We have adopted a Code of Ethics applicable to our employees, including our principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. We have posted a copy of our Code of Ethics on the Investor Relations section of our Internet website at http://investors.rgsenergy.com/governance. Our full board of directors must approve in advance any waivers of the Code of Ethics. We will post any amendments or waivers from our Code of Ethics that apply to our executive officers and directors on the “Code of Ethics” section of our Internet website located at http://investors.rgsenergy.com/governance.

AUDIT COMMITTEE

Our board of directors has a separately designated standing audit committee. We have adopted a written charter for the audit committee, which can be found in the Investor Relations section of our website at: http://investors.rgsenergy.com/governance/. Our audit committee currently consists of Pavel Bouska, David Belluck and Robert Scott and each member of the audit committee is independent within the meaning of rules of the Nasdaq Stock Market. Mr. Scott serves as chairperson of the audit committee and is an “audit committee financial expert,” as defined in Item 407(d)(5)(ii) of Regulation S-K. Our audit committee is responsible for the appointment, compensation and oversight of our auditor and for approval of any non-audit services provided by the auditor. Our audit committee also oversees (a) management’s maintenance of the reliability and integrity of our accounting policies and financial reporting and disclosure practices; (b) management’s establishment and maintenance of processes to assure that an adequate system of internal control over financial reporting is functioning; and (c) management’s establishment and maintenance of processes to assure our compliance with all laws, regulations and company policies relating to financial reporting.

Item 11. Executive Compensation

Summary Compensation Table

The following table includes information concerning compensation for each of the last two completed fiscal years for our principal executive officer, and the other named executive officers of our company.

Name and Principal Position	Year	Salary (1)	Bonus (1)	Options Awards (2)	Other	Total

Kamyar Mofid (3)	2013	$357,197	$360,000	$—	$—	$717,197
Chief Executive Officer and Director	2012	$115,558	$120,000	$466,829	$77,254	$779,641

Anthony DiPaolo (4)	2013	$192,115	$166,500	$322,500	$—	$681,115
Chief Financial Officer

John Schaeffer	2013	$175,000	$—	$—	$—	$175,000
General Manager, Retail and Distribution, and Director	2012	$175,000	$2,000	$—	$250	$177,250

(1)

The Salary and Bonus columns represent amounts earned during those years and, because of the timing of payments, do not represent amounts paid during those years. The annual base salary rates for 2013 were $360,000 for Mr. Mofid, $222,000 for Mr. DiPaolo and $175,000 for Mr. Schaeffer. Bonuses in 2012 and 2013 were granted at the discretion of our board of directors, except for Mr. Mofid’s bonus which was guaranteed for 2012.

(2)

The amounts in the Option Awards column reflect the aggregated grant date fair value of awards granted during 2012 and 2013, all of which were computed in accordance with FASB ASC Topic 718. Assumptions used in the calculation of the aggregated grant date fair value for these options are included in footnote 12 to our audited financial statements included in Item 8 of this Annual Report on Form 10-K. The terms of the options are described under the Outstanding Equity Awards at Fiscal Year-End Table below.

(3)

Mr. Mofid commenced service as our Chief Executive Officer and a director on July 30, 2012. The amount reported as “Other” for 2012 consists of a cash relocation allowance of $50,000 and a related income tax gross up in the amount of $27,254.

(4)	Mr. DiPaolo commenced service as our Chief Financial Officer on February 4, 2013.

Outstanding Equity Awards at Fiscal Year-End

The following table includes certain information with respect to the value of unexercised options previously awarded to our executive officers named above in the Summary Compensation Table as of December 31, 2013.

	Option Awards
	Number of Securities Underlying Unexercised Options (#)		Option Exercise Price (1)	Option Expiration Date (1)
	Exercisable (1)	Unexercisable (1)
Kamyar (Kam) Mofid	44,000	156,000(2)	$1.15	7/30/2019
	66,000	234,000(3)	$1.15	7/30/2019
	24,000	176,000(4)	$0.78	12/21/2019
Anthony DiPaolo	10,000	115,000(5)	$1.10	2/4/2020
	—	125,000(6)	$2.66	12/27/2020
John Schaeffer (7)	270,000	—	$2.92	7/30/2014
	46,800	13,200	$2.96	3/4/2017

(1)

The exercise price of the options is equal to the closing stock market price of our Class A common stock on the date of grant and the options expire seven years from the date of grant except as noted. For further information, see footnote 12 to our audited financial statements for the year ended December 31, 2013, included in Item 8 of this Annual Report on Form 10-K.

(2)	The options vest over five years, 2% each month commencing on June 1, 2013.
(3)	The options vest over five years, 2% each month commencing on June 1, 2013. These options were issued outside of the Incentive Plan.
(4)	The options vest over five years, 2% each month commencing on November 1, 2013.
(5)	The options vest over five years, 2% each month commencing on January 1, 2014.
(6)	The options vest over five years, 2% each month commencing on November 1, 2014.
(7)

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

In fiscal 2013, our named executive officers were eligible to receive the same health care coverage that was generally available to our other employees. We also offered a number of other benefits to our named executive officers pursuant to benefit programs that have historically been provided through Gaiam, but are now provided by us internally, and provide for broad-based employee participation. These benefits programs included medical, dental and vision insurance, long-term and short-term disability insurance, life and accidental death and dismemberment insurance, health and dependent care flexible spending accounts, business travel insurance, wellness programs (including chiropractic, massage therapy, acupuncture, and fitness classes), relocation/expatriate programs and services, educational assistance, and certain other benefits.

Our compensation committee believes that our 401(k) Plan and the other generally available benefit programs allow us to remain competitive for employee talent, and that the availability of the benefit programs generally enhances employee productivity and loyalty to us. The main objectives of our benefits programs are to give our employees access to quality healthcare, financial protection from unforeseen events, assistance in achieving retirement financial goals, and enhanced health and productivity, in full compliance with applicable legal requirements. Typically, these generally available benefits do not specifically factor into decisions regarding an individual executive officer’s total compensation or Incentive Plan award package.

Stock Option Grant Timing Practices

During fiscal 2013, our compensation committee and our board of directors consistently applied the following guidelines for stock option grant timing practices:

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

We appointed Mr. Mofid as our Chief Executive Officer on July 30, 2012. Mr. Mofid’s annual base salary was $300,000 during 2012, increased to $360,000 on January 1, 2013 and increased to $420,000 on January 1, 2014. Our board of directors may increase the base salary but not decrease it without his consent. Mr. Mofid is eligible to receive an annual bonus of up to 100% of his base salary based on our achievement of certain financial and operating objectives established by our board of directors in consultation with Mr. Mofid. For 2012, Mr. Mofid was guaranteed a bonus of $120,000. Mr. Mofid also served as a director during 2012 and 2013 but received no separate compensation for his service in this role. During 2012, we granted Mr. Mofid stock options exercisable into an aggregate of 700,000 shares of our Class A common stock with the exercise prices and vesting schedules set forth above. Mr. Mofid received a relocation allowance of $77,254 (including an associated tax gross up). Our compensation committee and our board of directors believe that Mr. Mofid’s salary and overall compensation level were warranted given Mr. Mofid’s role with us, his previous experience and business accomplishments and the market value of his skill set as a senior executive.

We appointed Mr. DiPaolo as our Chief Financial Officer on February 4, 2013. Mr. DiPaolo’s annual base salary was $222,000 during 2013 and increased to $285,000 on January 1, 2014. Mr. DiPaolo is eligible to receive an annual bonus of up to 50% and 75% during 2013 and 2014, respectively, based on our achievement of certain financial and operating objectives established by our board of directors and Chief Executive Officer. For 2013, Mr. DiPaolo received $192,115 in salary and a cash bonus of $166,500. In addition to the annual bonus of up to 50% of his base salary, our board of directors authorized an additional bonus for 2013 for achieving additional financial objectives beyond those initially established. During 2013, we granted Mr. DiPaolo stock options exercisable into an aggregate of 250,000 shares of our Class A common stock with the exercise prices and vesting schedules set forth above.

Mr. Schaeffer’s annual base salary was $175,000 during 2012 and 2013. Mr. Schaeffer also served as a director during 2012 and 2013 but received no separate compensation for his service in this role. Our compensation committee and our board of directors believes that Mr. Schaeffer’s salary and overall compensation level were warranted given Mr. Schaeffer’s role with us, his previous experience and business accomplishments and the market value of his skill set as a senior executive. On May 10, 2013, we entered into an agreement with John Schaeffer whereby, in consideration of Mr. Schaeffer’s long standing contributions to us as the founder of Real Good Trading Corporation, as our Chief Executive Officer from January to November 2008, and as our current General Manager, Retail & Distribution, we granted Mr. Schaeffer the additional compensation and severance eligibility described under “Potential Payments Upon Termination or Change in Control—Mr. Schaeffer.”

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

If we terminate Mr. Mofid’s employment within 12 months after a change of control (as defined below) without cause or he resigns for good reason, he is entitled to receive a lump sum severance payment equal to 18 months of base salary. He may also exercise any vested stock options for a period of 12 months after the date of such termination but in no event later than the expiration of the applicable option term. Further, 50% of Mr. Mofid’s unvested stock options will vest immediately upon a change of control. The remainder of his stock options will vest in accordance with their terms. He is also eligible for COBRA continuation coverage at active employee rates for up to 18 months.

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

“Cause” means (a) misappropriation of funds, (b) conviction of a crime involving moral turpitude, (c) gross negligence in the performance of duties, (d) breach of fiduciary duty to Real Goods Solar or (e) material breach of any contractual obligations to Real Goods Solar.

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

Mr. DiPaolo

In the event that Mr. DiPaolo’s employment is terminated without Cause (as defined below) within six months following a Change of Control (as defined below), Mr. DiPaolo will be paid six months of severance in the form of salary continuance plus all accrued but unused paid time off. Mr. DiPaolo must execute a release of all known and unknown claims and abide by the terms of the release agreement.

“Cause” means (a) misappropriation of funds, (b) commission of a crime involving moral turpitude, (c) gross negligence in the performance of duties, (d) breach of fiduciary duty to the Company, or (e) material breach of any contractual obligations to the Company, all as determined by the Company in its sole discretion.

“Change of Control” is defined as a new or an existing shareholder currently owning less than 10% of shares of the Company becoming a majority shareholder.

Mr. Schaeffer

Upon the occurrence of a change of control (as defined below), Mr. Schaeffer is entitled to a change of control bonus equal to $250,000. If we terminate Mr. Schaeffer’s employment without cause (as defined below), or if Mr. Schaeffer chooses to retire, provided we and Mr. Schaeffer mutually agree upon the effective date of such retirement, then Mr. Schaeffer is entitled to receive severance payments equal to $200,000, payable in equal monthly installments over a twelve month period. Pursuant to the terms of his agreement, Mr. Schaeffer is entitled to receive a change of control bonus or severance payments, but in no event shall he receive both a change of control bonus and severance payments.

“Cause” means (a) misappropriation of funds, (b) conviction of a crime involving moral turpitude, (c) gross negligence in the performance of duties, (d) breach of fiduciary duty to Real Goods Solar or (e) material breach of any contractual obligations to Real Goods Solar.

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

We believe we have structured our compensation program to comply with Internal Revenue Code Sections 162(m) and 409A. Under Section 162(m), a limitation is placed on tax deductions of any publicly-held corporation for individual compensation to certain executives of such corporation exceeding $1 million in any taxable year, unless the compensation is performance-based. If an executive is entitled to nonqualified deferred compensation benefits that are subject to Section 409A, and such benefits do not comply with Section 409A, then the benefits are taxable in the first year they are not subject to a substantial risk of forfeiture. In such case, the service provider is subject to regular federal income tax, interest and an additional federal income tax of 20% of the benefit includible in income. We do not believe we have individuals with non-performance based compensation paid in excess of the Internal Revenue Code Section 162(m) tax deduction limit.

Director Compensation Policy

During 2013, directors who were not employees of our company or its affiliates were paid fees of $5,000 for each board meeting attended, $2,000 for each telephonic meeting attended, $2,000 for each committee meeting attended and $1,000 for each telephonic committee meeting attended. Members of each standing committee receive an annual fee of $5,000 and chairpersons of each standing committee receive an annual fee of $10,000. Messrs. Belluck and Kaufman were not compensated for their service on our board of directors during 2013 pursuant to a verbal understanding among them. Mr. Bouska was not compensated for his service on our board of directors, pursuant to a verbal understanding, prior to our 2013 annual shareholders meeting. Messrs. Belluck, Bouska and Kaufman will be compensated for their service on our board of directors during 2014. Further, our named executive officers who also are directors are not compensated separately for their service on our board of directors.

Director Compensation Table

The following table provides compensation information for the year ended December 31, 2013 for each director who served during 2013 and was compensated for his or her service other than as a named executive officer.

Name	Fees Earned or Paid in Cash	Stock Awards (1)	Total
Pavel Bouska (2)	$15,000	$—	$15,000
Ian Bowles	$7,000	$7,000	$14,000
Steven B. Kaufman	$—	$—	$—
Barbara Mowry (3)	$79,000	$—	$79,000
Robert L. Scott	$41,503	$41,497	$83,000

(1)

Amounts in the Stock Awards column represent the aggregate grant date fair value of the shares issued computed in accordance with FASB ASC Topic 718. Amounts in this column include fees earned during 2013, some of which were paid in 2014 for administrative reasons. Assumptions used in the calculation of the aggregated grant date fair value for these stock awards are included in footnote 12 to our audited financial statements included in Item 8 of this Annual Report on Form 10-K.

(2)	Mr. Bouska was not compensated for service on our board of directors before December 18, 2013.
(3)	Ms. Mowry did not stand for reelection at the 2013 annual shareholders’ meeting.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table summarizes equity compensation plan information for our Class A common stock as of December 31, 2013:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available For future issuance under equity compensation plans
Equity compensation plans approved by security holders	1,995,210	$1.56	704,790
Equity compensation plans not approved by security holders(1)	300,000	1.15	—

Total	2,295,210	$1.51	704,790

(1) Consists of a stand-alone grant made outside of the Incentive Plan with substantially identical terms as grants made under the Incentive Plan.

BENEFICIAL OWNERSHIP OF SHARES

The following table sets forth information with respect to the beneficial ownership of our Class A common stock as of April 23, 2014 (except as noted) for (i) each person (or group of affiliated persons) who, insofar as we have been able to ascertain, beneficially owned more than 5% of the outstanding shares of our Class A common stock, (ii) each director and director nominee, (iii) each executive officer named in the Summary Compensation Table above, and (iv) all current directors and executive officers as a group. As of April 23, 2014, there were 44,902,578 shares of our Class A common stock and no shares of our Class B common stock outstanding.

Name and Address of Beneficial Owner		Amount and Nature of Beneficial Ownership (1)	Percent of Class
Riverside Renewable Energy Investments, LLC	(2)	7,830,647	17.4%
Columbia Wanger Asset Management, LLC	(3)	2,825,000	6.3%
Kamyar (Kam) Mofid	(4)	162,000	*
Anthony DiPaolo	(5)	15,000	*
John Schaeffer	(6)	329,200	*
David L. Belluck	(7)	7,834,812	17.5%
Pavel Bouska	(8)	4,165	*
Ian Bowles	(9)	7,356	*
Steven B. Kaufman	(10)	79,164	*
Robert L. Scott	(11)	46,052	*
Richard D. White	(12)	53,945	*
All directors and executive officers as a group (9 persons)		8,531,694	18.8%

*	Indicates less than 1% ownership.

(1)

This table is based upon information supplied by officers, directors and principal shareholders directly to Real Goods Solar or on Schedules 13D and 13G and Forms 3, 4 and 5 filed with the SEC. All beneficial ownership is direct and the beneficial owner has sole voting and investment power over the securities beneficially owned unless otherwise noted. Share amounts and percent of class include stock options exercisable and restricted stock vesting within 60 days after April 23, 2014.

(2)

According to a report on Schedule 13D filed with the SEC on January 12, 2012. David L. Belluck is the sole manager of Riverside, and as the sole manager, he may be deemed to beneficially own the securities. Mr. Belluck and Riverside share voting and investment power over these securities. The address for Riverside Renewable Energy Investments, LLC is c/o Riverside Renewable Energy Investments, LLC 699 Boylston Street, Boston, MA 02116.

(3)

According to a report on Schedule 13G/A filed with the SEC on February 6, 2014 by Columbia Wanger Asset Management, LLC and Columbia Acorn Trust. Columbia Wanger Asset Management, LLC is an investment adviser and the securities are owned by Columbia Acorn Trust and various other investment companies and managed accounts. Columbia Wanger Asset Management, LLC disclaims beneficial ownership over the securities. Columbia Acorn Trust has sole voting and investment power over 2,600,000 shares of the Class A common stock. The address for Columbia Wagner Asset Management, LLC and Columbia Acorn Trust is 227 West Monroe Street, Suite 3000, Chicago, Illinois 60606.

(4)

Consist of 134,000 shares of our Class A common stock issuable upon exercise of stock options that are currently exercisable, and 28,000 shares of our Class A common stock issuable upon exercise of stock options exercisable within 60 days after April 23, 2014.

(5)

Consist of 10,000 shares of our Class A common stock issuable upon exercise of stock options that are currently exercisable, and 5,000 shares of our Class A common stock issuable upon exercise of stock options exercisable within 60 days after April 23, 2014.

(6)

Consists of 10,000 shares of our Class A common stock, 316,800 shares of our Class A common stock issuable upon exercise of stock options that are currently exercisable, and 2,400 shares of our Class A common stock issuable upon exercise of stock options exercisable within 60 days after April 23, 2014.

(7)

Consists of 7,830,647 shares of our Class A common stock beneficially owned by Riverside, and 4,165 shares of our Class A common stock issuable upon exercise of stock options that are currently exercisable. Mr. Belluck is the sole manager of Riverside, and as the sole manager, he may be deemed to beneficially own the securities beneficially owned by Riverside. Mr. Belluck and Riverside share voting and investment power over the securities beneficially owned by Riverside.

(8)	Consists of 4,165 shares of our Class A common stock issuable upon exercise of stock options that are currently exercisable.
(9)	Consists of 3,191 shares of our Class A common stock, and 4,165 shares of our Class A common stock issuable upon exercise of stock options that are currently exercisable.
(10)	Consists of 74,999 shares of our Class A common stock, and 4,165 shares of our Class A common stock issuable upon exercise of stock options that are currently exercisable.
(11)	Consists of 41,887 shares of our Class A common stock, and 4,165 shares of our Class A common stock issuable upon exercise of stock options that are currently exercisable.
(12)	Consists of 49,780 shares of our Class A common stock, and 4,165 shares of our Class A common stock issuable upon exercise of stock options that are currently exercisable.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Related Party Transactions

The following is a description of certain transactions involving us and persons who are considered “related persons,” as such term is defined in Item 404 of Regulation S-K.

Following our initial public offering, we entered into the Industrial Building Lease, Intercorporate Services Agreement and Tax Sharing and Indemnification Agreement described below with Gaiam. We also entered into a Registration Rights Agreement with Gaiam that we amended and restated in connection with the Alteris transaction, as described below. Because these agreements were negotiated while we were a subsidiary of Gaiam, they may not reflect terms as favorable as we might have obtained had these agreements been made with an unaffiliated third party.

Riverside currently owns approximately 17.4% of our Class A common stock and is one of our creditors. Pursuant to the terms of a Shareholders Agreement, Riverside has the right to designate a certain number of individuals for appointment or nomination to our board of directors, tied to its ownership of our Class A common stock. Currently, David Belluck and Steven Kaufmann serve as Riverside’s nominees on our board of directors.

We believe that Gaiam was a “related person” when we entered into the transactions with Gaiam described below but that Gaiam no longer is a “related person.” Up until 2013, Gaiam owned a significant portion of our Class A common stock. Until November 5, 2013, Gaiam was one of our creditors and a party to the Shareholders Agreement with us and Riverside. Gaiam ceased to be a party to the Shareholders Agreement on November 5, 2013 and its right to designate individuals for appointment or nomination to our board of directors terminated at that time.

Industrial Building Lease

On December 19, 2011, we entered into a five year facility lease with Gaiam for office space located in one of Gaiam’s owned buildings in Colorado that commenced January 1, 2012 and provided for a monthly payment of approximately $11,179. During 2013, we paid Gaiam an aggregate of $168,000 and we expect to pay Gaiam an aggregate of $263,000 in rent for 2014. Pursuant to a Loan Commitment we entered into with Gaiam and Riverside on November 13, 2012 (as described below), we entered into a Second Amendment to Lease, dated April 2, 2013, which permits Gaiam to purchase for $200,000 all tenant improvements constructed by us in our principal office space leased by us from Gaiam and cancels, effective March 31, 2013, the $3 per square foot credit set forth in the current lease. On November 5, 2013, Gaiam elected, in conjunction with our early repayment of indebtedness owed to Gaiam, to call its option to purchase the tenant improvements for $200,000.

Intercorporate Services Agreement

Under our Intercorporate Services Agreement with Gaiam, Gaiam historically provided to us certain services that included business and facilities management, human resources and employee benefits, payroll, internal audit and risk management, treasury and cash management, tax, legal, accounts payable, telecommunications services, including call center support, and information technology services. Gaiam made each service available to us on an as-needed basis. Upon our request, Gaiam ceased to perform services under the agreement as of September 30, 2013 and the parties terminated the agreement effective on December 19, 2013. We paid a service charge that generally reflected the same payment terms, and was calculated using the same cost allocation methodologies for the particular service, as those associated with our historical costs, and we reimbursed Gaiam for any out-of-pocket expenses, including the cost of any third-party services required. We and Gaiam agreed on the aggregate annual amount for a particular year that we owed Gaiam for the services expected to be performed that year based upon the parties’ good faith estimates of those required services and the fees for such services. We incurred an aggregate of $316,000 and $120,000, respectively, of service charges during 2012 and 2013 under the Intercorporate Services Agreement. The annual fee amount, as well as any changes, was required to be approved in writing by the disinterested members of each of our and Gaiam’s boards of directors.

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

Registration Rights Agreement

Under our Amended and Restated Registration Rights Agreement with Riverside, Riverside (or its permitted transferee) has the right to require us to register with the Securities and Exchange Commission all or any portion of its Class A common stock so that those shares may be publicly resold, or to include such shares in any registration statement we file, subject to certain exceptions, conditions and limitations. These rights include demand registration rights, Form S-3 registration rights and “piggyback” registration rights, in each case on and subject to the terms and conditions identified in the Amended and Restated Registration Rights Agreement. We will generally pay all expenses, other than underwriting discounts and commissions, relating to all demand registrations, Form S-3 registrations and piggyback registrations. These registration rights terminate as to a given holder of registrable securities, when such holder of registrable securities can sell all of such holder’s registrable securities during any 90-day period pursuant to Rule 144 promulgated under the Securities Act of 1933, as amended, or the Securities Act, or pursuant to another similar exception. However, if a holder owns more than 10% of our outstanding securities, such holder shall continue to have registration rights until such time as all of the holder’s securities may be sold pursuant to Rule 144 or such holder owns less than 10% of our outstanding securities. The resale of these shares in the public market upon exercise of those registration rights could adversely affect the market price of our common stock. Before November 5, 2013, Gaiam was also a party to the Amended and Restated Registration Rights Agreement. Gaiam ceased to be a party to the Amended and Restated Registration Rights Agreement on November 5, 2013 pursuant to the terms of the Loan Repayment Agreement described below and Gaiam’s registration rights under the Amended and Restated Registration Rights Agreement terminated on that date.

December 2011 Loan Commitment under Shareholders Agreement

Upon the closing of the Alteris transaction on December 19, 2011 and pursuant to the terms of the Shareholders Agreement originally with both Gaiam and Riverside, we received commitments from Gaiam to loan us up to $1.7 million and from Riverside to loan us up to $3.15 million. Gaiam funded its loan commitment on December 30, 2011 and this loan had an extended maturity date of April 30, 2013. Riverside, through Riverside Fund III, L.P., an affiliated entity, funded $3.0 million of its loan commitment on May 4, 2012 and the remaining $150,000 on June 20, 2013. The Riverside loans had an original maturity date of May 4, 2013 and June 20, 2013, respectively.

The loans originally were for a period of 12 months. In connection with the November 2012 Loan Commitment described below, on December 11, 2012, we extended the maturity date of Gaiam’s loan to April 30, 2013 and paid Gaiam an aggregate of $170,000 in interest on its loan. On March 27, 2013, our wholly-owned subsidiaries Real Goods Energy Tech, Inc., Real Goods Trading Corporation, and Alteris Renewables, Inc., entered into a Third Loan Modification Agreement with Silicon Valley Bank (the “Loan Modification”). In connection with the Loan Modification the maturity date of the $1.7 million from Gaiam was further extended from April 30, 2013 to April 30, 2014, the maturity date of $3.0 million from Riverside was extended from May 4, 2013 to May 4, 2014, and the maturity date of the $150,000 from Riverside was extended from June 20, 2013 to June 20, 2014. The maturity dates for Riverside’s loans have been extended further and Riverside’s $3.0 million loan is due September 3, 2014 and Riverside’s $150,000 loan is due October 29, 2014. The loans bear interest at a rate of 10%. If we repay the loans owed to Riverside on or before their respective maturity date, the accrued interest is waived.

On April 23, 2013, we entered into a conversion agreement with Gaiam pursuant to which the principal amount of Gaiam’s $1.7 million promissory note was reduced by $100,000 in exchange for 62,111 shares of our Class A common stock. The conversion ratio was determined based on the closing market price of our Class A common stock on the date of the agreement. On November 5, 2013, we repaid all our outstanding indebtedness owed to Gaiam under this loan (as amended pursuant to an amended and restated promissory note), pursuant to the Loan Repayment Agreement described below. As of the date of repayment, we owed Gaiam $1.6 million under the loan and we had paid an aggregate of $295,000 of interest on the loan over the term of the loan. As of December 31, 2013, we owed $3.15 million to Riverside on its loans. We have not paid any interest or principal on Riverside’s loan.

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

November 2012 Loan Commitment

On November 13, 2012, we entered into a Loan Commitment with Gaiam and Riverside pursuant to which each agreed to advance to us up to an additional $1.0 million in cash upon request from us until March 31, 2013. In addition, Gaiam agreed to extend the maturity date for the $1.7 million loan from Gaiam described above from December 30, 2012 to April 30, 2013 in exchange for us paying all interest then owed on the loan.

On December 11 and 13, 2012, respectively, Gaiam and Riverside each advanced us $1.0 million in cash pursuant to the Loan Commitment. While outstanding, each loan is represented by a promissory note and bears interest at an annual rate of 10% per year, payable at maturity. The original maturity date of these loans was April 26, 2013. In connection with the Loan Modification, on March 27, 2013 the maturity date of these loans was extended from April 26, 2013 to April 26, 2014.

On November 5, 2013, we repaid all our outstanding indebtedness owed to Gaiam under this loan (as amended pursuant to an amended and restated promissory note). As of the date of repayment, we owed Gaiam $1.0 million under the loan and we had paid an aggregate of $81,000 of interest on that loan over the term of the loan. As of December 31, 2013, we owed $1.0 million to Riverside on its loans. We have not paid any interest or principal on Riverside’s loan.

Each of the promissory notes also include certain customary language making the loans payable upon the occurrence of certain events, such as insolvency or bankruptcy. Also, if we complete a sale of at least $50,000 of capital stock, then each creditor has the option of converting all or any portion of the principal and interest owing on the loan in question into securities in such sale at the same purchase price as paid by other purchasers in such sale. If we fail to make payment of the principal and all interest owing on one or both of these loans within 10 days of when due, then the creditor has the option to acquire an undivided 50% interest in our real property located in Hopland, California (including all land and buildings) in exchange for cancellation of such principal and interest. This option is conditioned upon (1) the approval of the transaction by our disinterested directors, and (2) the consent of our senior creditor, Silicon Valley Bank. The loans are unsecured and subordinated to our indebtedness owed to unaffiliated creditors. Subject to the rights of senior debt, we have the right to prepay the loans at any time without premium or penalty.

Furthermore, as required by the Loan Commitment, we executed with Gaiam an option agreement permitting Gaiam to purchase for $200,000 all tenant improvements constructed by us in our principal office space leased by us from Gaiam and amended its lease to cancel, effective March 28, 2013, the $3 per square foot credit set forth in the current lease.

Loan Repayment Agreement

On November 5, 2013, we entered into an Agreement (the “Loan Repayment Agreement”) with Gaiam and Riverside whereby Gaiam agreed that upon receipt of $2.1 million (the “Payoff Amount”), all of our outstanding indebtedness and obligations under the $1.7 million loan made by Gaiam to us under the loan commitments set forth in the Shareholders Agreement originally with Gaiam and Riverside, dated December 19, 2011, and the $1.0 million loan made by Gaiam to Real Goods Solar under the Loan Commitments with Gaiam and Riverside, dated November 13, 2012, would be repaid in full. The balance of the indebtedness outstanding under these loans as of the date of the Loan Repayment Agreement was $2.6 million. The Loan Repayment Agreement also provided that the aggregate principal amount outstanding under these loans immediately before payment of the Payoff Amount would be reduced by $200,000 to reflect that Gaiam was deemed to have purchased from us its tenant leasehold improvements pursuant to and in accordance with the terms of the Second Amendment to Lease, dated March 28, 2013, between us and Gaiam for our Louisville, Colorado office building. Therefore, the Payoff Amount would result in a discount of $300,000. On November 5, 2013, we made the $2.1 million payment to Gaiam.

In addition, pursuant to the Loan Repayment Agreement, upon repayment of the indebtedness owed on these loans, Gaiam relinquished all of its rights and obligations under, and is no longer a party to, the Shareholders Agreement and the Amended and Restated Registration Rights Agreement, each by and among us, Gaiam and Riverside, dated December 19, 2011.

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

DIRECTOR INDEPENDENCE

Our board of directors currently consists of eight members and meets regularly during the year. Our board of directors has determined that each of Messrs. Belluck, Bouska, Kaufman, Scott, Bowles and White are independent as defined by the listing standards of the Nasdaq Stock Market. Membership on our audit committee and compensation committee is limited to independent directors.

Item 14.	Principal Accounting Fees and Services

The following table presents fees paid to our independent accountant, EKS&H, for professional services rendered for the years ended December 31, 2013 and 2012:

Audit and Non-Audit Fees (in $000’s)	2013	2012
Audit fees (1)	$161	$169
Audit related fees (2)	86	—
Tax fees (3)	18	28
All other fees	—	—

Total	$265	$194

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

In accordance with the policies of our audit committee and legal requirements, all services to be provided by our independent registered public accounting firm are pre-approved by our audit committee. For 2013, our audit committee pre-approved all such services. Pre-approved services include audit services, audit-related services, tax services and other services. In some cases, pre-approval is provided by the full audit committee for up to one year, and such services relate to a particular defined task or scope of work and are subject to a specific budget. In other cases, the chairperson of our audit committee has the delegated authority from our audit committee to pre-approve additional services, and such action is then communicated to the full audit committee at the next audit committee meeting. To avoid certain potential conflicts of interest, the law prohibits a publicly traded company from obtaining certain non-audit services from its auditing firm. If we need such services, we obtain them from other service providers.

EKS&H is currently engaged to provide auditing services through the first three quarters of 2014. Our audit committee is in negotiations with EKS&H to be our independent registered public accounting firm for the remainder of 2014.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Documents filed as part of this report are as follows:

1.	Consolidated Financial Statements.

The consolidated financial statements required to be filed as part of the Original Filing are included in Item 8 of Part II of the Original Filing, filed on March 31, 2014.

2.	Exhibits:

The following exhibits are incorporated by reference or are filed or furnished with this Amendment or the Original Filing as indicated below:

Exhibit No.	Description

2.1+	Agreement and Plan of Merger, dated August 8, 2013, among Real Goods Solar, Inc., Real Goods Mercury, Inc. and Mercury Energy, Inc. (Incorporated by reference to Exhibit 2.1 to Real Goods Solar’s Current Report on Form 8-K filed August 9, 2013 (Commission File No. 001-34044)).

2.2+	Asset Purchase Agreement, dated August 9, 2013, among Real Goods Solar, Inc., Real Goods Syndicated, Inc. and Syndicated Solar, Inc. (Incorporated by reference to Exhibit 2.1 to Real Goods Solar’s Current Report on Form 8-K filed August 12, 2013 (Commission File No. 001-34044)).

3.1	Articles of Incorporation of Real Goods Solar, Inc. (Incorporated by reference to Exhibit 3.1 to Real Goods Solar’s Amendment No. 1 to Registration Statement on Form S-1 filed March 28, 2008 (Commission File No. 333-149092)).

3.2	Bylaws of Real Goods Solar, Inc. (Incorporated by reference to Exhibit 3.2 to Real Goods Solar’s Amendment No. 1 to Registration Statement on Form S-1 filed March 28, 2008 (Commission File No. 333-149092)).

4.1	Form of Real Goods Solar Class A Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to Real Goods Solar’s Amendment No. 5 to Registration Statement on Form S-1 filed May 2, 2008 (Commission File No. 333-149092)).

4.2	Warrant issued to Silicon Valley Bank on March 26, 2013 pursuant to the Second Loan Modification Agreement (Incorporated by reference to Exhibit 10.21 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013 (Commission File No. 001-34044)).

4.3	Warrant issued to Silicon Valley Bank on March 27, 2013 pursuant to the Third Loan Modification Agreement (Incorporated by reference to Exhibit 10.22 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013 (Commission File No. 001-34044)).

4.4	Form of Warrant, dated June 3, 2013, and schedule of investors under the Securities Purchase Agreement, dated May 24, 2013, among Real Goods Solar, Inc. and such investors (Incorporated by reference to Exhibit 4.1 to Real Goods Solar’s Current Report on Form 8-K filed June 3, 2013 (Commission File No. 001-34044)).

4.5	Form of Warrant, dated November 20, 2013 (Incorporated by reference to Exhibit 4.1 to Real Goods Solar’s Current Report on Form 8-K filed November 21, 2013 (Commission File No. 001-34044)).

10.1*	Form of Real Goods Solar, Inc. Employee Stock Option Agreement (Incorporated by reference to Exhibit 10.2 to Real Goods Solar’s Amendment No. 1 to Registration Statement on Form S-1 filed March 28, 2008 (Commission File No. 333-149092)).

10.2*	Amended and Restated Real Goods Solar, Inc. 2008 Long-Term Incentive Plan, dated September 6, 2013 (Incorporated by reference to Annex D to Real Goods Solar’s Registration Statement on Form S-4 filed with the SEC on November 21, 2013 (Commission File No. 333-191065)).

10.3	Tax Sharing and Indemnification Agreement between Real Goods Solar, Inc. and Gaiam, Inc. (Incorporated by reference to Exhibit 10.7 to Real Goods Solar’s Amendment No. 3 to Registration Statement on Form S-1 filed April 17, 2008 (Commission File No. 333-149092)).

10.4	Loan and Security Agreement, dated as of December 19, 2011, among Real Goods Energy Tech, Inc., Real Goods Trading Corporation, Earth Friendly Energy Group Holdings, LLC, Alteris Renewables, Inc., Earth Friendly Energy Group, LLC, Solar Works, LLC, Alteris RPS, LLC, Alteris ISI, LLC, and Silicon Valley Bank (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed December 21, 2011 (Commission File No. 001-34044)).

Exhibit No.	Description

10.5	Amended and Restated Registration Rights Agreement, dated as of December 19, 2011, between Real Goods Solar, Inc. and Riverside Renewable Energy Investments, LLC (Incorporated by reference to Exhibit 10.3 to Real Goods Solar’s Current Report on Form 8-K filed December 21, 2011 (Commission File No. 001-34044)).

10.6	Shareholders Agreement, dated as of December 19, 2011, between Real Goods Solar, Inc. and Riverside Renewable Energy Investments, LLC (Incorporated by reference to Exhibit 10.4 to Real Goods Solar’s Current Report on Form 8-K filed December 21, 2011 (Commission File No. 001-34044)).

10.7	Security Agreement, dated as of December 19, 2011, between Real Goods Solar, Inc. and Silicon Valley Bank (Incorporated by reference to Exhibit 10.2 to Real Goods Solar’s Current Report on Form 8-K filed December 21, 2011 (Commission File No. 001-34044)).

10.8	First Amendment to Tax Sharing Agreement, dated as of December 19, 2011, between Real Goods Solar, Inc. and Gaiam, Inc. (Incorporated by reference to Exhibit 10.17 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013 (Commission File No. 001-34044)).

10.9	Form of Promissory Note issued to Gaiam, Inc. on December 30, 2011 and to Riverside Renewable Energy Investments, LLC on May 4, 2012 and June 20, 2012 (Incorporated by reference to the fourth attachment to the Shareholders Agreement filed as Exhibit 10.8 to this Form 10-K).

10.10*	Confidential Separation Agreement and Release of Claims, dated as of March 31, 2012, by and between Real Goods Solar, Inc. and Erik Zech (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Quarterly Report on Form 10-Q filed May 14, 2012 (Commission File No. 001-34044)).

10.11*	Consulting Agreement, dated as of March 31, 2012, by and between Real Goods Solar, Inc. and Erik Zech (Incorporated by reference to Exhibit 10.2 to Real Goods Solar’s Quarterly Report on Form 10-Q filed May 14, 2012 (Commission File No. 001-34044)).

10.12	First Loan Modification Agreement, dated as of August 28, 2012, among Real Goods Energy Tech, Inc., Real Goods Trading Corporation, Earth Friendly Energy Group Holdings, LLC, Alteris Renewables, Inc., Earth Friendly Energy Group, LLC, Solar Works, LLC, Alteris RPS, LLC, Alteris ISI, LLC and Silicon Valley Bank (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed August 29, 2012 (Commission File No. 001-34044)).

10.13	Loan Commitment, dated as of November 13, 2012, among Real Goods Solar, Inc., Riverside Renewable Energy Investments, LLC and Gaiam, Inc. (Incorporated by reference to Exhibit 10.13 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013 (Commission File No. 001-34044)).

10.14	Second Loan Modification and Reinstatement Agreement, dated as of November 13, 2012, among Silicon Valley Bank, Real Goods Energy Tech, Inc., Real Goods Trading Corporation, Earth Friendly Energy Group Holdings, LLC, Alteris Renewables, Inc., Earth Friendly Energy Group, LLC, Solar Works, LLC, Alteris RPS, LLC, and Alteris ISI, LLC (Incorporated by reference to Exhibit 10.14 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013 (Commission File No. 001-34044)).

10.15	Form of Promissory Note issued to Gaiam, Inc. on December 11, 2012 and to Riverside Renewable Energy Investment LLC on December 13, 2013 pursuant to the Loan Commitment, dated as of November 13, 2012 (Incorporated by reference to Exhibit 10.15 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013 (Commission File No. 001-34044)).

10.16*	Restated Employment Letter, dated as of December 21, 2012, between Kamyar Mofid and Real Goods Solar, Inc. (Incorporated by reference to Exhibit 10.16 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013 (Commission File No. 001-34044)).

10.17	Form of Amended and Restated Promissory Note in the principal amount of $1.7 million issued to Gaiam, Inc. on March 27, 2013 (Incorporated by reference to Exhibit 10.18 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013 (Commission File No. 001-34044)).

10.18	Form of Amended and Restated Promissory Note issued to Riverside Fund III L.P. on March 27, 2013 in the principal amounts of $3 million and $150 thousand, respectively (Incorporated by reference to Exhibit 10.19 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013 (Commission File No. 001-34044)).

Exhibit No.	Description

10.19	Third Loan Modification Agreement, dated as of March 27, 2013, among Silicon Valley Bank, Real Goods Energy Tech, Inc., Real Goods Trading Corporation, and Alteris Renewables, Inc. (Incorporated by reference to Exhibit 10.20 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013 (Commission File No. 001-34044)).

10.20	Form of Amended and Restated Promissory Note issued to Gaiam, Inc. and Riverside Renewable Energy Investment LLC on March 27, 2013 pursuant to the Loan Commitment, dated as of November 13, 2012 (Incorporated by reference to Exhibit 10.23 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013 (Commission File No. 001-34044)).

10.21*	Employment Letter, dated as of January 30, 2013, between Anthony DiPaolo and Real Goods Solar, Inc. (Incorporated by reference to Exhibit 10.7 to Real Goods Solar’s Quarterly Report on Form 10-Q filed May 15, 2013 (Commission File No. 001-34044)).

10.22*	Employment Letter, dated May 10, 2013, between John Schaeffer and Real Goods Solar, Inc. (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Quarterly Report on Form 10-Q filed August 13, 2013 (Commission File No. 001-34044)).

10.23	Securities Purchase Agreement, dated May 24, 2013, among Real Goods Solar, Inc. and the investors thereunder (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed May 24, 2013 (Commission File No. 001-34044)).

10.24	Form of Second Amended and Restated Promissory Note issued to Riverside Fund III, L.P. on May 21, 2013 in the principal amounts of $3.0 million and $150,000, respectively (Incorporated by reference to Exhibit 10.3 to Real Goods Solar’s Current Report on Form 8-K filed May 24, 2013 (Commission File No. 001-34044)).

10.25	Registration Rights Agreement, dated June 3, 2013, among Real Goods Solar, Inc. and the investors under the Securities Purchase Agreement, dated May 24, 2013, among Real Goods Solar, Inc. and such investors (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed June 3, 2013 (Commission File No. 001-34044)).

10.26	Pre-Voting Agreement, dated August 8, 2013, among Mercury Energy, Inc., Real Goods Solar, Inc., Timothy Greener, Peter Kaufmann and Richard D. White (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed August 9, 2013 (Commission File No. 001-34044)).

10.27	Joinder and Fourth Loan Modification Agreement, dated September 26, 2013, among Real Goods Energy Tech, Inc., Real Goods Trading Corporation, Alteris Renewables, Inc., Real Goods Syndicated, Inc. and Silicon Valley Bank (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed September 27, 2013 (Commission File No. 001-34044)).

10.28	Intellectual Property Security Agreement, dated September 26, 2013, among Real Goods Energy Tech, Inc., Real Goods Trading Corporation, Alteris Renewables, Inc., Real Goods Syndicated, Inc., Real Goods Solar, Inc. and Silicon Valley Bank (Incorporated by reference to Exhibit 10.2 to Real Goods Solar’s Current Report on Form 8-K filed September 27, 2013 (Commission File No. 001-34044)).

10.29	Fifth Loan Modification Agreement, dated as of November 5, 2013, among Real Goods Energy Tech, Inc., Real Goods Trading Corporation, Alteris Renewables, Inc., Real Goods Syndicated, Inc., and Silicon Valley Bank (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed November 5, 2013 (Commission File No. 001-34044)).

10.30	Agreement, dated November 5, 2013, among Gaiam, Inc., Riverside Renewable Energy Investments, LLC and Real Goods Solar, Inc. (Incorporated by reference to Exhibit 10.2 to Real Goods Solar’s Current Report on Form 8-K filed November 5, 2013 (Commission File No. 001-34044)).

21.1	Subsidiaries of the Registrant (filed previously as Exhibit 21.1 to Real Goods Solar’s Annual Report on Form 10-K filed on March 31, 2014).

23.1	Consent of EKS&H LLLP (filed previously as Exhibit 23.1 to Real Goods Solar’s Annual Report on Form 10-K filed on March 31, 2014).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith).

Exhibit No.	Description

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished previously as Exhibit 32.1 to Real Goods Solar’s Annual Report on Form 10-K filed on March 31, 2014).

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished previously as Exhibit 32.2 to Real Goods Solar’s Annual Report on Form 10-K filed on March 31, 2014).

101.INS	XBRL Instance Document (file previously as Exhibit 101.INS to Real Goods Solar’s Annual Report on Form 10-K filed on March 21, 2014).

101.SCH	XBRL Taxonomy Extension Schema (file previously as Exhibit 101.SCH to Real Goods Solar’s Annual Report on Form 10-K filed on March 21, 2014).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (file previously as Exhibit 101.CAL to Real Goods Solar’s Annual Report on Form 10-K filed on March 21, 2014).

101.DEF	XBRL Taxonomy Extension Definition Linkbase (file previously as Exhibit 101.DEF to Real Goods Solar’s Annual Report on Form 10-K filed on March 21, 2014).

101.LAB	XBRL Taxonomy Extension Label Linkbase (file previously as Exhibit 101.LAB to Real Goods Solar’s Annual Report on Form 10-K filed on March 21, 2014).

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (file previously as Exhibit 101.PRE to Real Goods Solar’s Annual Report on Form 10-K filed on March 21, 2014).

*	Indicates management contract or compensatory plan or arrangement.
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

/s/ Kam Mofid
By: Kamyar (Kam) Mofid
Chief Executive Officer

April 30, 2014

EXHIBIT INDEX

Exhibit No.	Description

2.1+	Agreement and Plan of Merger, dated August 8, 2013, among Real Goods Solar, Inc., Real Goods Mercury, Inc. and Mercury Energy, Inc. (Incorporated by reference to Exhibit 2.1 to Real Goods Solar’s Current Report on Form 8-K filed August 9, 2013 (Commission File No. 001-34044)).

2.2+	Asset Purchase Agreement, dated August 9, 2013, among Real Goods Solar, Inc., Real Goods Syndicated, Inc. and Syndicated Solar, Inc. (Incorporated by reference to Exhibit 2.1 to Real Goods Solar’s Current Report on Form 8-K filed August 12, 2013 (Commission File No. 001-34044)).

3.1	Articles of Incorporation of Real Goods Solar, Inc. (Incorporated by reference to Exhibit 3.1 to Real Goods Solar’s Amendment No. 1 to Registration Statement on Form S-1 filed March 28, 2008 (Commission File No. 333-149092)).

3.2	Bylaws of Real Goods Solar, Inc. (Incorporated by reference to Exhibit 3.2 to Real Goods Solar’s Amendment No. 1 to Registration Statement on Form S-1 filed March 28, 2008 (Commission File No. 333-149092)).

4.1	Form of Real Goods Solar Class A Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to Real Goods Solar’s Amendment No. 5 to Registration Statement on Form S-1 filed May 2, 2008 (Commission File No. 333-149092)).

4.2	Warrant issued to Silicon Valley Bank on March 26, 2013 pursuant to the Second Loan Modification Agreement (Incorporated by reference to Exhibit 10.21 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013 (Commission File No. 001-34044)).

4.3	Warrant issued to Silicon Valley Bank on March 27, 2013 pursuant to the Third Loan Modification Agreement (Incorporated by reference to Exhibit 10.22 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013 (Commission File No. 001-34044)).

4.4	Form of Warrant, dated June 3, 2013, and schedule of investors under the Securities Purchase Agreement, dated May 24, 2013, among Real Goods Solar, Inc. and such investors (Incorporated by reference to Exhibit 4.1 to Real Goods Solar’s Current Report on Form 8-K filed June 3, 2013 (Commission File No. 001-34044)).

4.5	Form of Warrant, dated November 20, 2013 (Incorporated by reference to Exhibit 4.1 to Real Goods Solar’s Current Report on Form 8-K filed November 21, 2013 (Commission File No. 001-34044)).

10.1*	Form of Real Goods Solar, Inc. Employee Stock Option Agreement (Incorporated by reference to Exhibit 10.2 to Real Goods Solar’s Amendment No. 1 to Registration Statement on Form S-1 filed March 28, 2008 (Commission File No. 333-149092)).

10.2*	Amended and Restated Real Goods Solar, Inc. 2008 Long-Term Incentive Plan, dated September 6, 2013 (Incorporated by reference to Annex D to Real Goods Solar’s Registration Statement on Form S-4 filed with the SEC on November 21, 2013 (Commission File No. 333-191065)).

10.3	Tax Sharing and Indemnification Agreement between Real Goods Solar, Inc. and Gaiam, Inc. (Incorporated by reference to Exhibit 10.7 to Real Goods Solar’s Amendment No. 3 to Registration Statement on Form S-1 filed April 17, 2008 (Commission File No. 333-149092)).

10.4	Loan and Security Agreement, dated as of December 19, 2011, among Real Goods Energy Tech, Inc., Real Goods Trading Corporation, Earth Friendly Energy Group Holdings, LLC, Alteris Renewables, Inc., Earth Friendly Energy Group, LLC, Solar Works, LLC, Alteris RPS, LLC, Alteris ISI, LLC, and Silicon Valley Bank (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed December 21, 2011 (Commission File No. 001-34044)).

10.5	Amended and Restated Registration Rights Agreement, dated as of December 19, 2011, between Real Goods Solar, Inc. and Riverside Renewable Energy Investments, LLC (Incorporated by reference to Exhibit 10.3 to Real Goods Solar’s Current Report on Form 8-K filed December 21, 2011 (Commission File No. 001-34044)).

10.6	Shareholders Agreement, dated as of December 19, 2011, between Real Goods Solar, Inc. and Riverside Renewable Energy Investments, LLC (Incorporated by reference to Exhibit 10.4 to Real Goods Solar’s Current Report on Form 8-K filed December 21, 2011 (Commission File No. 001-34044)).

2

Exhibit No.	Description

10.7	Security Agreement, dated as of December 19, 2011, between Real Goods Solar, Inc. and Silicon Valley Bank (Incorporated by reference to Exhibit 10.2 to Real Goods Solar’s Current Report on Form 8-K filed December 21, 2011 (Commission File No. 001-34044)).

10.8	First Amendment to Tax Sharing Agreement, dated as of December 19, 2011, between Real Goods Solar, Inc. and Gaiam, Inc. (Incorporated by reference to Exhibit 10.17 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013 (Commission File No. 001-34044)).

10.9	Form of Promissory Note issued to Gaiam, Inc. on December 30, 2011 and to Riverside Renewable Energy Investments, LLC on May 4, 2012 and June 20, 2012 (Incorporated by reference to the fourth attachment to the Shareholders Agreement filed as Exhibit 10.8 to this Form 10-K).

10.10*	Confidential Separation Agreement and Release of Claims, dated as of March 31, 2012, by and between Real Goods Solar, Inc. and Erik Zech (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Quarterly Report on Form 10-Q filed May 14, 2012 (Commission File No. 001-34044)).

10.11*	Consulting Agreement, dated as of March 31, 2012, by and between Real Goods Solar, Inc. and Erik Zech (Incorporated by reference to Exhibit 10.2 to Real Goods Solar’s Quarterly Report on Form 10-Q filed May 14, 2012 (Commission File No. 001-34044)).

10.12	First Loan Modification Agreement, dated as of August 28, 2012, among Real Goods Energy Tech, Inc., Real Goods Trading Corporation, Earth Friendly Energy Group Holdings, LLC, Alteris Renewables, Inc., Earth Friendly Energy Group, LLC, Solar Works, LLC, Alteris RPS, LLC, Alteris ISI, LLC and Silicon Valley Bank (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed August 29, 2012 (Commission File No. 001-34044)).

10.13	Loan Commitment, dated as of November 13, 2012, among Real Goods Solar, Inc., Riverside Renewable Energy Investments, LLC and Gaiam, Inc. (Incorporated by reference to Exhibit 10.13 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013 (Commission File No. 001-34044)).

10.14	Second Loan Modification and Reinstatement Agreement, dated as of November 13, 2012, among Silicon Valley Bank, Real Goods Energy Tech, Inc., Real Goods Trading Corporation, Earth Friendly Energy Group Holdings, LLC, Alteris Renewables, Inc., Earth Friendly Energy Group, LLC, Solar Works, LLC, Alteris RPS, LLC, and Alteris ISI, LLC (Incorporated by reference to Exhibit 10.14 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013 (Commission File No. 001-34044)).

10.15	Form of Promissory Note issued to Gaiam, Inc. on December 11, 2012 and to Riverside Renewable Energy Investment LLC on December 13, 2013 pursuant to the Loan Commitment, dated as of November 13, 2012 (Incorporated by reference to Exhibit 10.15 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013 (Commission File No. 001-34044)).

10.16*	Restated Employment Letter, dated as of December 21, 2012, between Kamyar Mofid and Real Goods Solar, Inc. (Incorporated by reference to Exhibit 10.16 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013 (Commission File No. 001-34044)).

10.17	Form of Amended and Restated Promissory Note in the principal amount of $1.7 million issued to Gaiam, Inc. on March 27, 2013 (Incorporated by reference to Exhibit 10.18 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013 (Commission File No. 001-34044)).

10.18	Form of Amended and Restated Promissory Note issued to Riverside Fund III L.P. on March 27, 2013 in the principal amounts of $3 million and $150 thousand, respectively (Incorporated by reference to Exhibit 10.19 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013 (Commission File No. 001-34044)).

10.19	Third Loan Modification Agreement, dated as of March 27, 2013, among Silicon Valley Bank, Real Goods Energy Tech, Inc., Real Goods Trading Corporation, and Alteris Renewables, Inc. (Incorporated by reference to Exhibit 10.20 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013 (Commission File No. 001-34044)).

10.20	Form of Amended and Restated Promissory Note issued to Gaiam, Inc. and Riverside Renewable Energy Investment LLC on March 27, 2013 pursuant to the Loan Commitment, dated as of November 13, 2012 (Incorporated by reference to Exhibit 10.23 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013 (Commission File No. 001-34044)).

10.21*	Employment Letter, dated as of January 30, 2013, between Anthony DiPaolo and Real Goods Solar, Inc. (Incorporated by reference to Exhibit 10.7 to Real Goods Solar’s Quarterly Report on Form 10-Q filed May 15, 2013 (Commission File No. 001-34044)).

Exhibit No.	Description

10.22*	Employment Letter, dated May 10, 2013, between John Schaeffer and Real Goods Solar, Inc. (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Quarterly Report on Form 10-Q filed August 13, 2013 (Commission File No. 001-34044)).

10.23	Securities Purchase Agreement, dated May 24, 2013, among Real Goods Solar, Inc. and the investors thereunder (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed May 24, 2013 (Commission File No. 001-34044)).

10.24	Form of Second Amended and Restated Promissory Note issued to Riverside Fund III, L.P. on May 21, 2013 in the principal amounts of $3.0 million and $150,000, respectively (Incorporated by reference to Exhibit 10.3 to Real Goods Solar’s Current Report on Form 8-K filed May 24, 2013 (Commission File No. 001-34044)).

10.25	Registration Rights Agreement, dated June 3, 2013, among Real Goods Solar, Inc. and the investors under the Securities Purchase Agreement, dated May 24, 2013, among Real Goods Solar, Inc. and such investors (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed June 3, 2013 (Commission File No. 001-34044)).

10.26	Pre-Voting Agreement, dated August 8, 2013, among Mercury Energy, Inc., Real Goods Solar, Inc., Timothy Greener, Peter Kaufmann and Richard D. White (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed August 9, 2013 (Commission File No. 001-34044)).

10.27	Joinder and Fourth Loan Modification Agreement, dated September 26, 2013, among Real Goods Energy Tech, Inc., Real Goods Trading Corporation, Alteris Renewables, Inc., Real Goods Syndicated, Inc. and Silicon Valley Bank (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed September 27, 2013 (Commission File No. 001-34044)).

10.28	Intellectual Property Security Agreement, dated September 26, 2013, among Real Goods Energy Tech, Inc., Real Goods Trading Corporation, Alteris Renewables, Inc., Real Goods Syndicated, Inc., Real Goods Solar, Inc. and Silicon Valley Bank (Incorporated by reference to Exhibit 10.2 to Real Goods Solar’s Current Report on Form 8-K filed September 27, 2013 (Commission File No. 001-34044)).

10.29	Fifth Loan Modification Agreement, dated as of November 5, 2013, among Real Goods Energy Tech, Inc., Real Goods Trading Corporation, Alteris Renewables, Inc., Real Goods Syndicated, Inc., and Silicon Valley Bank (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed November 5, 2013 (Commission File No. 001-34044)).

10.30	Agreement, dated November 5, 2013, among Gaiam, Inc., Riverside Renewable Energy Investments, LLC and Real Goods Solar, Inc. (Incorporated by reference to Exhibit 10.2 to Real Goods Solar’s Current Report on Form 8-K filed November 5, 2013 (Commission File No. 001-34044)).

21.1	Subsidiaries of the Registrant (filed previously as Exhibit 21.1 to Real Goods Solar’s Annual Report on Form 10-K filed on March 31, 2014).

23.1	Consent of EKS&H LLLP (filed previously as Exhibit 23.1 to Real Goods Solar’s Annual Report on Form 10-K filed on March 31, 2014).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished previously as Exhibit 32.1 to Real Goods Solar’s Annual Report on Form 10-K filed on March 31, 2014).

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished previously as Exhibit 32.2 to Real Goods Solar’s Annual Report on Form 10-K filed on March 31, 2014).

101.INS	XBRL Instance Document (file previously as Exhibit 101.INS to Real Goods Solar’s Annual Report on Form 10-K filed on March 21, 2014).

101.SCH	XBRL Taxonomy Extension Schema (file previously as Exhibit 101.SCH to Real Goods Solar’s Annual Report on Form 10-K filed on March 21, 2014).

Exhibit No.	Description

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (file previously as Exhibit 101.CAL to Real Goods Solar’s Annual Report on Form 10-K filed on March 21, 2014).

101.DEF	XBRL Taxonomy Extension Definition Linkbase (file previously as Exhibit 101.DEF to Real Goods Solar’s Annual Report on Form 10-K filed on March 21, 2014).

101.LAB	XBRL Taxonomy Extension Label Linkbase (file previously as Exhibit 101.LAB to Real Goods Solar’s Annual Report on Form 10-K filed on March 21, 2014).

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (file previously as Exhibit 101.PRE to Real Goods Solar’s Annual Report on Form 10-K filed on March 21, 2014).

*	Indicates management contract or compensatory plan or arrangement.
+

This exhibit excludes schedules and exhibits pursuant to Item 601(b)(2) of Regulation S-K, which the registrant agrees to furnish supplementally to the Securities and Exchange Commission upon request by the Commission.