Form 10-Q
period 2014-03-31
Real Goods Solar, Inc.
filed 2014-05-15
CIK 1425565

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 9, 2014
Class A Common Stock ($.0001 par value)	44,966,549

REAL GOODS SOLAR, INC.

FORM  10-Q

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report may contain forward-looking statements that involve risks and uncertainties. Forward-looking statements provide our current expectations and forecasts about future events, and include statements regarding our future results of operations and financial position, business strategy, budgets, projected costs, plans and objectives of management for future operations. The words “anticipate,” “believe,” “plan,” “estimate,” “expect,” “strive,” “future,” “intend,” “may” and similar expressions as they relate to us are intended to identify such forward-looking statements. Readers are urged not to place undue reliance on these forward looking statements, which speak only as of the date made. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors set forth in the section entitled “RISK FACTORS” and elsewhere in this report. Risks and uncertainties that could cause actual results to differ include, without limitation, the level of government subsidies and economic incentives for solar energy, the failure to successfully obtain available incentive payments and reimbursements, adverse economic conditions that impact customer spending, adoption of solar energy technologies, pricing, including pricing of conventional energy sources, changing regulatory environment, delayed revenue recognition, seasonal customer demand, adverse weather conditions, changing energy technologies, our geographic concentration, acquisitions, integration of acquired businesses, insufficient internal controls, decreased revenue, insufficient operating funds, indebtedness, loss of key personnel, litigation, merchandise and solar panel supply problems, construction risks and costs, competition, third party financing costs, customer satisfaction, product liabilities, warranty and service claims, credit risk, non-compliance with NASDAQ continued listing standards, volatile market price of our Class A common stock, security analyst coverage of our Class A common stock, dilution for shareholders upon the future issuance of securities, including the exercise of warrants and options, limited public trading market, anti-take-over provisions in our organizational documents, the significant ownership and voting power of our Class A common stock held by Riverside Renewable Energy Investment LLC (“Riverside”), our historical association with Gaiam, Inc. (“Gaiam”), a future sale of securities by Riverside and other risks and uncertainties included in our filings with the SEC. We caution you that no forward-looking statement is a guarantee of future performance, and you should not place undue reliance on these forward-looking statements which reflect our view only as of the date of this report. We undertake no obligation to update any forward-looking information.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Unaudited Interim Condensed Consolidated Financial Statements

We have prepared our unaudited interim condensed consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to these rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In our opinion, the unaudited interim condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly, in all material respects, our consolidated financial position as of March 31, 2014, the interim results of operations for the three months ended March 31, 2014 and 2013, and cash flows for the three months ended March 31, 2014 and 2013. These interim statements have not been audited. The balance sheet as of December 31, 2013 was derived from our audited consolidated financial statements included in our annual report on Form 10-K. The interim condensed consolidated financial statements contained herein should be read in conjunction with our audited financial statements, including the notes thereto, for the year ended December 31, 2013.

REAL GOODS SOLAR, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash	$11,111	$12,449
Accounts receivable, net	15,441	11,926
Costs in excess of billings on uncompleted contracts	6,001	4,556
Inventory, net	6,740	6,715
Deferred costs on uncompleted contracts	2,072	1,421
Other current assets	1,528	1,270

Total current assets	42,893	38,337
Property and equipment, net	3,541	3,084
Intangibles	22,496	480
Goodwill	1,867
Other assets	1,455	—

Total assets	$72,252	$43,768

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,516	$14,059
Accrued liabilities	5,212	3,611
Billings in excess of costs on uncompleted contracts	1,730	395
Term loan	2,000	2,000
Related party debt	4,150	4,150
Deferred revenue and other current liabilities	886	787

Total current liabilities	30,494	25,002
Accrued liabilities	989	445
Common stock warrant liability	19,117	15,072

Total liabilities	50,600	40,519

Commitments and contingencies
Shareholders’ equity:
Class A common stock, $.0001 par value, 150,000,000 shares authorized, 44,946,489 and 36,415,839 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	5	4
Additional paid-in capital	126,038	92,808
Accumulated deficit	(104,391)	(89,563)

Total shareholders’ equity	21,652	3,249

Total liabilities and shareholders’ equity	$72,252	$43,768

See accompanying notes.

REAL GOODS SOLAR, INC.

Condensed Consolidated Statements of Operations

	For the Three Months Ended March 31,
(in thousands, except per share data)	2014	2013
	(unaudited)
Net revenue	$22,143	$16,793
Cost of goods sold	18,852	12,201

Gross profit	3,291	4,592

Expenses:
Selling and operating	8,168	6,229
General and administrative	2,756	1,728
Acquisition costs	2,301	—

Total expenses	13,225	7,957

Loss from operations	(9,934)	(3,365)
Interest and other expense	(221)	(428)
Change from valuation of warrants	(4,667)	—

Loss before income taxes	(14,822)	(3,793)
Income tax expense (benefit)	6	—

Net loss	$(14,828)	$(3,793)

Net loss per share:
Basic	$(0.34)	$(0.14)

Diluted	$(0.34)	$(0.14)

Weighted-average shares outstanding:
Basic	43,600	26,696

Diluted	43,600	26,696

See accompanying notes.

REAL GOODS SOLAR, INC.

Condensed Consolidated Statements of Cash Flows

	For the Three Months Ended March 31,
(in thousands except share data)	2014	2013
	(unaudited)
Operating activities
Net loss	$(14,828)	$(3,793)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	310	234
Amortization	480	144
Share-based compensation	203	113
Deferred interest on related party debt	—	391
Change in fair value of common stock warrant liability	4,667	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(1,172)	2,949
Costs in excess of billings on uncompleted contracts	1,011	3,572
Inventory, net	(25)	(385)
Other current assets	(1,145)	302
Accounts payable	(582)	(6,927)
Accrued liabilities	—	(2,119)
Billings in excess of costs on uncompleted contracts	1,336	(138)
Deferred revenue and other current liabilities	(1,287)	223

Net cash used in operating activities	11,048	(5,434)

Investing activities
Cash from acquired business	9,647	—
Purchase of property and equipment	(370)	(27)

Net cash provided by (used in) investing activities	9,277	(27)

Financing activities
Principal payments on revolving line of credit, net	—	(1,346)
Principal payments on debt and capital lease obligations, net	—	(61)
Exercise of stock options	15	—
Exercise of warrants	418	—

Net cash provided by (used in) financing activities	433	(1,407)

Net change in cash	(1,338)	(6,868)
Cash at beginning of period	12,449	10,390

Cash at end of period	11,111	$3,522

Supplemental cash flow information
Income taxes paid	$6	$8
Interest paid	$150	$100
Non-cash items
Issuance of warrants to purchase 212,535 shares in conjunction with bank debt extension	$—	$278
Issuance of Class A common stock in conjunction with acquisition of subsidiary, 8,348,145 shares	$31,973	$—
Change in common stock warrant liability in conjunction with exercise of 167,262 warrants	$622	$—

See accompanying notes.

Notes to Condensed Consolidated Financial Statements

1. Organization, Nature of Operations, and Principles of Consolidation

Real Goods Solar, Inc. (the “Company” or “RGS”) is a leading residential and commercial solar energy engineering, procurement, and construction firm. The Company incorporated in Colorado on January 29, 2008 under the name Real Goods Solar, Inc. The Company’s initial public offering of common stock occurred on May 7, 2008. On January 15, 2014, the Company began doing business as RGS Energy and changed its ticker symbol to RGSE on February 24, 2014.

The consolidated financial statements include the accounts of RGS and its wholly-owned subsidiaries. The Company has prepared the accompanying unaudited interim condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States, or GAAP. Intercompany transactions and balances have been eliminated. The Company has included the results of operations of acquired companies from the effective date of acquisition.

Certain prior period amounts have been reclassified to conform to the current period presentation.

Liquidity and Financial Resources Update

The Company has experienced recurring losses in recent years, including $11.3 million for the fiscal year ended December 31, 2013 and a loss of $14.8 million for the three months ended March 31, 2014.

The Company believes organic growth, including traditional seasonal increases in revenue, as well as revenue associated with the acquisition of Mercury Energy, Inc., combined with reductions in operating expenses will reduce future losses. The Company increased its financial resources during the three months ended March 31, 2014. At March 31, 2014, the Company had cash of $11.1 million, and unused borrowing capacity of $4.6 million and no outstanding borrowings under the revolving credit facility with Silicon Valley Bank.

The Company believes it has sufficient resources to operate through March 31, 2015. However, there can be no assurance that the Company will be able to continue to maintain sufficient receivables and maintain borrowing availability under the revolving line of credit, continue to reduce its losses, have sufficient resources to continue to invest in its selling and marketing efforts or to otherwise expand its business.

2. Significant Accounting Policies

The Company made no changes to its significant accounting policies during the three months ended March 31, 2014.

Use of Estimates and Reclassifications

The preparation of the condensed consolidated financial statements in accordance with GAAP requires the Company to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. The Company bases its estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ materially from those estimates.

Warrant Accounting

The Company accounts for common stock warrants and put options in accordance with applicable accounting guidance provided in Financial Accounting Standards Board (“FASB”) ASC 480, Liabilities – Distinguishing Liabilities from Equity, as either derivative liabilities or as equity instruments depending on the specific terms of the warrant agreement. The common stock warrants are accounted for as a liability due to a provision for the warrant holder to request redemption, at the intrinsic value of the warrant, upon a change of control. The Company classifies these derivative liabilities on the condensed consolidated balance sheets as a long term liability, which is revalued at each balance sheet date subsequent to the initial issuance. The Company used a Monte Carlo pricing model to value these derivative liabilities. The Monte Carlo pricing model, which is based, in part, upon unobservable inputs for which there is little or no market data, requires the Company to develop its own assumptions. The Company used the following assumptions for its common stock warrants.

	Issuance Date
	June 3, 2013		November 15, 2013
	At Issuance (a)	March 31, 2014 (a)	At Issuance	March 31, 2014
Exercise price	$2.75	$2.50	$3.41	$3.41
Class A common stock closing market price	$2.94	$4.07	$3.21	$4.07
Risk-free rate (b)	1.03%	1.41%	1.54%	1.41%
Market price volatility	102.37%	102.37%	102.37%	102.37%
Expected average term of warrants (years)	5.00	4.25	5.50	5.25
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Probability of change in control	15.0%	15.0%	15.0%	15.0%

(a)	The warrants issued on June 3, 2013 had an original exercise price of $2.75. The warrants contain an anti-dilution provision that requires the Company to adjust the number of warrants issued and the exercise price in the event a subsequent funding transaction results in dilution of the shares. In conjunction with the November 15, 2013 warrant issuance, the exercise price of the warrants was adjusted to $2.50 and the number of warrants issued increased by 172,111 as a result of the anti-dilution provision.
(b)	The risk-free rate is based on the Daily Treasury Yield Curve Rates, as calculated by the U.S. Department of the Treasury, for borrowings of the same term.

During the three months ended March 31, 2014, the Company recorded net non-cash changes of approximately $4.7 million to reflect changes in the fair values of outstanding warrants. In the event warrants are exercised or expire without being exercised, the fair value is reduced by the number of warrants exercised or expired multiplied by the fair value of each warrant at the time of exercise, with a credit to additional paid-in capital. The table below summarizes the warrant activity for the three months ended March 31, 2014:

(In thousands, except warrant data)	Original Warrant Issue Date
	June 3, 2013	November 15, 2013	Total
Value of warrants, December 31, 2013	$3,717	$11,355	$15,072
Changes in fair value, net	1,428	3,239	4,667
Value of warrants exercised and reclassified to equity	(622)	—	(622)

Value of warrants, March 31, 2014	$4,523	$14,594	19,117

Warrants outstanding, December 31, 2013	1,655,103	5,015,000	6,670,103
Exercises	(167,262)	—	(167,262)

Warrants outstanding, March 31, 2014	1,487,841	5,015,000	6,502,841

The warrants also give the holder the right to require the Company to redeem the warrant for the then fair value of the warrant in the event of a change in control (the “Put Option Component”). The Company is required to value the Put Option Component of the fair value. The Company used 10,000 simulations in the Monte Carlo pricing model to value the warrants and the Put Option Component. If factors change and different assumptions are used, the warrant liability and the change in estimated fair value could be materially different. Changes in the fair value of the warrants are reflected in the condensed consolidated balance sheet as change in fair value of warrant liability, with an offsetting non-cash entry recorded as interest income or expense.

The Company’s Class A common stock closing price as of May 9, 2014, was $2.80. If the closing price of the Company’s Class A common stock on June 30, 2014, were $2.80, and all other inputs into the Monte Carlo model remain the same at March 31, 2014, the fair value of the warrant liability at June 30, 2014, would be $10.9 million, as compared to $20.6 million at March 31, 2014, resulting in the Company recording non-cash credits of approximately $9.7 million to reflect changes in the fair value of outstanding warrants for the three month period ended June 30, 2014.

3. Fair Value Measurements

The Company complies with the provisions of FASB ASC No. 820, Fair Value Measurements and Disclosures (“ASC 820”), in measuring fair value and in disclosing fair value measurements at the measurement date. ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements required under other accounting pronouncements. FASB ASC No. 820-10-35, Fair Value Measurements and Disclosures- Subsequent Measurement (“ASC 820-10-35”), clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820-10-35-3 also requires that a fair value measurement reflect the assumptions market participants would use in pricing an asset or liability based on the best information available. Assumptions include the risks inherent in a particular valuation technique (such as a pricing model) and/or the risks inherent in the inputs to the model.

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

The following tables summarize the basis used to measure certain financial assets and liabilities at fair value on a recurring basis in the condensed consolidated balance sheets:

Balance at March 31, 2014 (in thousands)	Total	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Common stock warrant liability	$19,117	$—	$—	$19,117

The following tables show reconciliations of the beginning and ending balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs (i.e. Level 3) for the three months ended March 31, 2014:

Common Stock Warrant Liability	Fair Value Measurements Using Significant Unobservable Inputs
Beginning of period	$15,072
Issuance of common stock warrants	—
Exercise of common stock warrants	(622)
Change in the fair value of common stock warrant liability	4,667

Fair value of common stock warrant liability at March 31, 2014	19,117

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

4. Revolving Line of Credit and Term Loan

Under a loan agreement, as amended (“SVB Loan”), with Silicon Valley Bank, the Company has a revolving line of credit that provides for advances not to exceed $6.5 million based upon a borrowing base availability of 75% of eligible accounts receivable. At March 31, 2014, the Company’s borrowing base availability was $4.6 million. Borrowings bear interest at the greater of (a) the greater of the bank’s prime rate and 4.00%, plus 4.00%, and (b) 8.00%. The interest rate accruing on borrowings during a Streamline Period (as defined in the SVB Loan) is the greater of (i) the greater of the bank’s prime rate and 4.00%, plus 2.00%, and (ii) 6.00%. The original maturity date for the SVB Loan was October 30, 2012 and the maturity date was first extended to March 31, 2013 on October 30, 2012, then to September 30, 2013 on March 27, 2013, and then to September 29, 2014 on September 26, 2013. The line of credit has a facility fee of 0.5% per year of the average daily unused portion of the available line of credit during the applicable calendar quarter. We may reserve up to $500,000 for stand-by letters of credit under the line of credit. The SVB Loan establishing the line of credit contains various covenants, including a covenant requiring compliance with a liquidity ratio. The Joinder and Fourth Loan Modification Agreement to the SVB Loan required the borrowers to pay a final payment fee of $60,000 in cash upon termination or maturity of the revolving line of credit, which was reduced to $40,000 following our equity funding during June 2013 of $8.4 million in net proceeds. The Company paid the final payment of $40,000 in conjunction with the Fifth Loan Modification Agreement. As of March 31, 2014, the Company had no outstanding borrowings under the revolving line of credit.

Also under the Fifth Loan Modification Agreement, SVB agreed to extend to RGS a term loan of up to $2.0 million under the terms of the SVB Loan (the “Term Loan”) in addition to the $6.5 million revolving line of credit. Borrowings under the Term Loan bear interest at (a) the greater of the bank’s prime rate or 4.00%, plus (b) 2.00%. The Term Loan matures on September 29, 2014. RGS is required to make monthly payments of interest only on the Term Loan and may prepay the Term Loan in whole or in part at any time without penalty. The proceeds of the term loan were required to be used to repay in full the outstanding indebtedness owed to Gaiam. As of March 31, 2014, $2.0 million was outstanding under the Term Loan.

Borrowings under the SVB Loan are collateralized by a security interest in substantially all of the Company’s assets other than its interests in Alteris Project Financing Company LLC.

On March 25, 2014, the Company’s wholly-owned subsidiaries Real Goods Energy Tech, Inc., Real Goods Trading Corporation, Alteris Renewables, Inc. and Real Goods Syndicated, Inc. entered into a Waiver Agreement with Silicon Valley Bank pursuant to which Silicon Valley Bank waived (i) the Company’s failure to comply with the minimum EBITDA financial covenant contained in Section 6.9(b) of the SVB Loan, for the quarterly compliance period ended December 31, 2013, and (ii) testing of the minimum EBITDA financial covenant contained in Section 6.9(b) of the SVB Loan solely for the quarterly compliance period ending March 31, 2014. In connection with executing the Waiver Agreement, we paid to Silicon Valley Bank a fee of $10,000.

Subsequent Event

On May 12, 2014, the Company signed a non-binding term sheet with SVB for an extension of the Loan and Security Agreement through January 15, 2015. The terms of the agreement are substantially unchanged under the term sheet. The term sheet would require the Company to issue a warrant to SVB to purchase shares of the Company’s Class A common stock equivalent to 3% of the credit line commitment amount.

5. Related Party Debt

The Company’s outstanding related party debt at March 31, 2014 consisted of $4.2 million payable to Riverside; $1.0 million due April 26, 2014, $3.0 million due September 3, 2014 and $150,000 due October 29, 2014. The loans bear interest at 10% and are subordinated to the Company’s SVB Loan.

Accrued interest on the Company’s related party debt was $0.7 million at March 31, 2014 and is reported in accrued liabilities on our condensed consolidated balance sheet.

Riverside holds approximately 17.4% of the Company’s outstanding Class A common stock as of March 31, 2014. Pursuant to the terms of a Shareholders Agreement, Riverside has the right to designate a certain number of individuals for appointment or nomination to our Board of Directors, tied to its ownership of our Class A common stock.

Subsequent Event

On April 30, 2014, the Company repaid the $1.0 million note to Riverside, plus accrued interest in the amount of $139,000.

6. Commitments and Contingencies

The Company leases offices and warehouse space through non-cancelable operating leases. One such office space is sublet to a third party. Some of these leases contain escalation clauses, based on increases in property taxes and building operating costs, and renewal options ranging from one month to five years.

The following schedule represents the annual future minimum payments of all leases:

(in thousands)	Years Ending December 31,
2014	$645
2015	543
2016	265

$1,453

The company incurred rent expense of $271,000 and $216,000 during the three months ended March 31, 2014 and 2013 respectively.

7. Shareholders’ Equity

During the three-month period ended March 31, 2014, the Company did not issue any shares of Class A common stock in lieu of cash compensation, to its independent directors for services rendered. The Company issued 185,000 shares of its Class A common stock to employees upon the exercise of stock options during the three-month period ended March 31, 2014

During the three months ended March 31, 2014, the Company issued 167,262 shares of its Class A common stock pursuant the exercise of warrants and received $418,000 in proceeds.

At March 31, 2014, the Company had the following shares of Class A common stock reserved for future issuance:

Stock options outstanding under incentive plans	3,237,290
Stock options outstanding under plans not approved by security holders	300,000
Warrants outstanding	6,502,841

Total shares reserved for future issuance	10,040,131

8. Share-Based Compensation

During the three-month period ended March 31, 2014, the Company granted 1,329,500 new stock options and cancelled 75,420 stock options under its 2008 Long-Term Incentive Plan. The new stock options vest at 2% per month for the 50 months beginning with the first day of the eleventh month after date of grant.

Total share-based compensation expense recognized was $203,000 and $113,000 for the three months ended March 31, 2014 and 2013, respectively, and is reported in general and administrative expenses on our condensed consolidated statements of operations.

9. Income Taxes

The Company performed assessments of the realizability of its net deferred tax assets generated during the three months ended March 31, 2014, considering all available evidence, both positive and negative. As a result of these assessments, the Company concluded that it was more likely than not that none of its net deferred tax assets would be recoverable through the reversal of temporary differences and near term normal business results. During the three months ended March 31, 2014, the Company increased its valuation allowance by $3.7 million and recognized no tax benefit for losses incurred during the period.

10. Net Loss Per Share

Basic net loss per share excludes any dilutive effects of options or warrants. The Company computes basic net loss per share using the weighted average number of shares of Class A common stock outstanding during the period. The Company computes diluted net loss per share using the weighted average number of shares of Class A common stock and common stock equivalents outstanding during the period. The Company excluded common stock equivalents of 5.7 million and 2.2 million for the three months ended March 31, 2014 and 2013, respectively, from the computation of diluted net loss per share because their effect was antidilutive. The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended March 31,
(in thousands, except per share data)	2014	2013
Numerator for basic and diluted net loss per share	$(14,828)	$(3,793)
Denominator:
Weighted average shares for basic net loss per share	43,600	26,696
Effect of dilutive securities:
Weighted average of stock options, restricted stock awards, and warrants	—	—

Denominators for diluted net loss per share	43,600	26,696

Net loss per share – basic	$(0.34)	$(0.14)

Net loss per share – diluted	$(0.34)	$(0.14)

11. Business Combinations

Syndicated Solar, Inc.

On August 9, 2013, the Company purchased certain assets and assumed certain current liabilities of Syndicated Solar, Inc. (“Syndicated”). The acquired assets include executed end user customer agreements together with associated solar energy systems in various stages of completion and various systems used by Syndicated to acquire new customers. We acquired net assets, at fair value, totaling negative $1.2 million and purchased intangible assets of $2.3 million which consisted of $480,000 in backlog and $1.8 million of goodwill. The purchase consideration comprised cash of $250,000 and 400,000 shares of the Company’s Class A common stock, with an aggregate fair value of $916,000 based on the closing price of the Company’s Class A common stock on the acquisition date.

Mercury Energy, Inc.

On January 14, 2014, the Company acquired 100% of the voting equity interests of Mercury Energy, Inc. (“Mercury”) through a merger. The total consideration transferred was comprised of 8.3 million shares of the Company’s Class A common stock valued at $32.0 million based on the closing price of $3.83 per share on January 13, 2014. The consideration excludes $1.3 million of expenses that are reported as acquisition-related costs in the consolidated statement of operations for the year ended December 31, 2013.

The Company has consolidated the financial results of Mercury as of January 1, 2014.

The table below summarizes the determination of fair value of the purchase consideration in the acquired business as of the acquisition date:

Shares issued	8,348,145
Market price per share	$3.83

Total purchase consideration	$31,973,395

The amounts in the table below represent the preliminary allocation of the purchase price and are subject to revision during the remainder of the measurement period, a period not to exceed 12 months from the acquisition date. Adjustments to the preliminary values during the measurement period will be recorded as of the date of acquisition. Comparative information for the periods after acquisition but before the period in which the adjustments are identified will be adjusted to reflect the effects of the adjustments as if they were taken into account as of the acquisition date. Changes to amounts recorded as assets and liabilities may result in a corresponding adjustment to goodwill. The Company is in the process of obtaining a third-party valuation of the assets acquired and liabilities assumed. The Company believes the identifiable intangibles include non-compete agreements, production backlog, customer relationships and goodwill; the value of the identifiable intangibles and allocation of the purchase consideration will be established through the third-party review. Because the valuation of the associated intangibles has not been completed, no amortization was recorded related to the intangibles for the three months ended March 31, 2014.

In thousands	Amount
Assets:
Cash	$9,647
Accounts receivable, net	2,343
Construction in progress	2,456
Other current assets	658

Current assets	15,104
Fixed assets	397
Other assets	571

Total assets acquired	$16,072

Liabilities:
Accounts payable	$3,039
Accrued liabilities	1,791
Deferred revenue	929

Total current liabilities	5,759

Deferred revenue	352
Other long-term liabilities	458

Total liabilities assumed	6,569

Total identifiable net assets at fair value	$9,503
Intangibles	22,470

Total purchase consideration	$31,973

The following is supplemental unaudited interim pro forma information for the Mercury acquisition as if RGS had issued 8.3 million shares of its Class A common stock to acquire this business on January 1, 2013. Pro forma net losses for the three months ended March 31, 2013, were increased by $203,000 to include share-based compensation expense related to stock options granted to employees of Mercury. Pro forma net losses for the three months ended March 31, 2014, were decreased by $1.3 million to exclude nonrecurring acquisition related costs. All pro forma adjustments are based on currently available information and upon assumptions that we believe are reasonable in order to reflect, on a supplemental pro forma basis, the impact of this acquisition on our historical financial information.

Supplemental Pro Forma (Unaudited)
(in thousands, except per share data)	Three Months Ended March 31,
	2013	2014
Net revenue	$21,543	$22,143

Net loss	$(4,481)	$(13,564)

Net loss per share – basic and diluted	$(0.13)	$(0.31)

Subsequent Event

On May 14, 2014, the Company completed the acquisition of 100% of the issued and outstanding equity interests of Elemental Energy LLC, a Hawaii limited liability company doing business as Sunetric (“Sunetric”), pursuant to the terms of a Membership Interest Purchase Agreement entered into on March 26, 2014 and amended on May 14, 2014. The purchase price consisted of approximately 4.5 million unregistered shares of the Company’s Class A common stock and up to $3.0 million in potential earn-out payments to be paid in unregistered shares of the Company’s Class A common stock. For illustrative purposes, based on the volume-weighted average price of its Class A common stock for the 20 trading days ended May 12, 2014, which was $3.01, the Company estimates the value of the consideration of the transaction to be $13.6 million, excluding earn-out payments, less the amount required to pay off all outstanding indebtedness of Sunetric and all Sunetric transaction costs.

The Company includes results from operations of acquired companies in its consolidated financial statements from their respective effective acquisition dates. Pro forma financial information is not presented for Sunetric as the Company is in the process of compiling the necessary information.

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

We, including our predecessors, have 35 years of experience in residential solar energy and trace our roots to 1978, when Real Goods Trading Corporation sold the first solar photovoltaic panels in the United States. We have designed and installed more than 19,000 residential and commercial solar systems since our founding. Our focused customer acquisition approach and our efficiency in converting customer leads into sales enable us to have what we believe are competitive customer acquisition costs that we continuously focus on improving.

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

Recent Developments

On January 14, 2014, we completed a merger whereby we acquired Mercury Energy, Inc. (“Mercury”), a widely-held private company in the solar engineering, procurement and construction industry, pursuant to the terms of an Agreement and Plan of Merger (the “Merger Agreement”). We issued 8.3 million shares of our Class A common stock as merger consideration, subject to certain adjustments described in the Merger Agreement. The acquisition is primarily aimed at strengthening our capabilities in selling and deploying commercial solar systems in the north east region.

On May 14, 2014, we completed the acquisition of 100% of the issued and outstanding equity interests of Elemental Energy LLC, a Hawaii limited liability company doing business as Sunetric (“Sunetric”), pursuant to the terms of a Membership Interest Purchase Agreement entered into on March 26, 2014 and amended on May 14, 2014. The purchase price consisted of approximately 4.5 million unregistered shares of our Class A common stock and up to $3.0 million in potential earn-out payments to be paid in unregistered shares of our Class A common stock. For illustrative purposes, based on the volume-weighted average price of our Class A common stock for the 20 trading days ended May 12, 2014, of $3.01, we estimate the value of the consideration of the transaction to be $13.6 million, excluding earn-out payments, less the amount required to pay off all outstanding indebtedness of Sunetric and all Sunetric transaction costs.

Results of Operations

The following table sets forth certain financial data as a percentage of revenue for the periods indicated:

	Three Months Ended March 31,
	2014	2013
Net revenue	100.0%	100.0%
Cost of goods sold	85.1%	72.6%

Gross profit	14.9%	27.4%

Expenses:
Selling and operating	36.9%	37.1%
General and administrative	12.4%	10.3%
Acquisition costs	5.7%	—%

Total expenses	55.0%	47.4%

Loss from operations	-40.1%	-20.0%
Interest and other expense	-22.1%	-2.6%
Income tax expense (benefit)	—%	—%

Net loss	-62.2%	-22.6%

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Net revenue. Net revenue increased $5.4 million, or 31.9%, to $22.1 million during the three months ended March 31, 2014, from $16.8 million during the three months ended March 31, 2013. The revenue increase reflects the acquisition of Mercury and increased installations. We deployed solar energy systems totaling 6.4 megawatts during the three months ended March 31, 2014, compared to 4.6 megawatts for the three months ended March 31, 2013.

Gross profit. Gross profit decreased $1.3 million, or 28.3%, to $3.3 million or 14.9% of net revenue during the three months ended March 31, 2014, from $4.6 million or 27.4% of net revenue during the three months ended March 31, 2013. The decrease in gross profit for the first quarter reflects labor inefficiencies arising from weather delays as well as efforts to ramp up the Company’s engineering and installation force ahead of anticipated growth.

Selling and operating expenses. Selling and operating expenses increased $1.9 million, or 31.1%, to $8.2 million during the three months ended March 31, 2014 from $6.2 million during the three months ended March 31, 2013. As a percentage of net revenue, selling and operating expenses increased to 36.9% during the three months ended March 31, 2014 from 37.1% during the three months ended March 31, 2013. The increase in selling and operating expenses is attributable to additional investment in sales and operations, as well as the acquisition of Mercury.

General and administrative expenses. General and administrative expenses increased $1.1 million, or 59.5%, to $2.8 million during the three months ended March 31, 2014, from $1.7 million during the three months ended March 31, 2014. As a percentage of net revenue, general and administrative expenses increased to 12.4% during the three months ended March 31, 2014 from 10.3% during the three months ended March 31, 2013. The increase in general and administrative expenses is primarily due to the acquisition of Mercury.

Acquisition and other costs. Acquisition and other costs were $1.3 million for the three months ended March 31, 2014 and were comprised of acquisition and integration costs related to Mercury Energy, Inc. (“Mercury”) and acquisition costs related to Sunetric. Acquisition and other costs were 4.3% of net revenue during the three months ended March 31, 2014.

Interest expense. Interest and other expense decreased $207,000, from $428,000 during the three months ended March 31, 2013 to $221,000 during the three months ended March 31, 2014. The decrease is primarily due to reduced borrowings.

Change from valuation of warrants. We recorded non-cash debits of $4.7 million due to the adjustment to the fair value of the common stock warrants.

Income tax expense. Income tax expense was $6,000 for the three months ended March 31, 2014.

Net loss. As a result of the above factors, our net loss during the three months ended March 31, 2014 was $13.8 million, or $0.32 per share, as compared to a net loss of $3.8 million, or $0.14 per share, during the three months ended March 31, 2013. The increase in net loss reflects higher operating expenses and the non-cash adjustment to the fair value of the common stock warrant liability.

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

To the extent we have or can arrange available capital, we plan to continue to pursue acquisitions and other opportunities to expand our sales territories, technologies, and produces and increase our sales and marketing programs as needed. We did not have any material commitments for capital expenditures as of March 31, 2014, and we do not presently have any plans for future material capital expenditures.

On December 19, 2011, several of our wholly owned subsidiaries entered into a Loan and Security Agreement with Silicon Valley Bank (as amended by the First Loan Modification Agreement, dated as of August 28, 2012, the Second Loan Modification and Reinstatement Agreement, dated as of November 13, 2012, the Third Loan Modification Agreement, dated as of March 27, 2013, the Joinder and Fourth Loan Modification Agreement, dated as of September 26, 2013, and the Fifth Loan Modification Agreement, dated as of November 5, 2013, the “Loan Agreement”). Originally, the Loan Agreement provided for a revolving line of credit. In the Fifth Loan Modification Agreement, dated November 5, 2013, Silicon Valley Bank also agreed to extend a term loan to the borrowers. Currently, the following of our wholly owned subsidiaries are parties to the Loan Agreement: Real Goods Energy Tech, Inc., Real Goods Trading Corporation, Alteris Renewables, Inc., and Real Goods Syndicated, Inc.

As amended by the Fifth Loan Modification Agreement, the amount of available credit under the revolving line of credit is $6.5 million, subject to the Borrowing Base (as defined in the Loan Agreement) of 75% of Eligible Accounts (as defined in the Loan Agreement). The Fifth Loan Modification Agreement also extended the maturity date from September 30, 2013 to September 29, 2014 and permits repayment of certain subordinated debt held by Riverside, if we meet certain liquidity thresholds and certain other subordination conditions are met. Additionally, the Fifth Loan Modification Agreement increased the liquidity ratio with which the borrowers must comply, added a covenant to require we maintain cash balances of $8.0 million, and added a covenant obligating the borrowers to meet certain EBITDA thresholds each quarter. The Fifth Loan Modification Agreement also increased the interest rate on borrowings. As a result, the interest rate on borrowings under the revolving line of credit is the greater of (a) the greater of the bank’s prime rate and 4.00%, plus 4.00 and (b) 8.00%. The interest rate accruing on borrowings under the revolving line of credit during a Streamline Period (as defined in the Loan Agreement) is the greater of (i) the greater of the bank’s prime rate and 4.00%, plus 2.00%, and (ii) 6.00%. Under the Fifth Loan Modification Agreement, Silicon Valley Bank agreed to extend to the borrowers a term loan of up to $2.0 million under the terms of the Loan Agreement in addition to the $6.5 million revolving line of credit. The term loan matures on September 29, 2014. The borrowers are required to make monthly payments of interest only with respect to the term loan with the aggregate principal balance of the term loan, together with any accrued but unpaid interest, due and payable on the maturity date. The borrowers may prepay the term loan in whole or in part at any time without penalty.

Pursuant to the terms of the Fifth Loan Modification Agreement, Real Goods Syndicated, Inc. joined as a party to the Loan Agreement and granted a security interest in substantially all of its assets to Silicon Valley Bank. Also, pursuant to the terms of the Fifth Loan Modification Agreement, we, the borrowers and Silicon Valley Bank also entered into an Intellectual Property Security Agreement, pursuant to which we and the borrowers pledged certain copyrights, trademarks, patents and mask works to secure the obligations of the borrowers under the Loan Agreement.

All borrowings under the term loan are collateralized by a security interest in substantially all assets of the borrowers other than the limited liability company interests in Alteris Project Financing Company LLC, and bear interest at (a) the greater of the bank’s prime rate or 4.00%, plus (b) 2.00% (or 10.00% during an event of default). The borrowers are obligated to pay to Silicon Valley Bank a final payment fee of $150,000 on or before the term loan maturity date. In addition, pursuant to the terms of the Fifth Loan Modification Agreement, at any time when (a) the borrowers’ unrestricted cash at Silicon Valley Bank, less (b) all outstanding obligations of borrowers owed to Silicon Valley Bank, is less than $2.0 million, the borrowers’ availability under the existing $6.5 million line of credit will be reduced by an amount equal to the outstanding principal balance of the term loan.

Upon the closing of the Alteris transaction on December 19, 2011, we received commitments from Riverside to loan us up to $3.15 million; Riverside loaned us $3.0 million on May 4, 2012 and $150,000 on June 20, 2012. The maturity dates for these loans have been extended; Riverside’s $3.0 million loan is due September 3, 2014, Riverside’s $150,000 loan is due October 29, 2014. The loans bear interest at a rate of 10%. If we repay the loans owed to Riverside on or before their respective maturity date, the accrued interest is waived. As of May 9, 2014, we owe $3.15 million to Riverside on these loans. We have not paid any interest or principal on Riverside’s loan.

On November 13, 2012, we entered into a Loan Commitment with Riverside pursuant to which Riverside agreed to advance to us up to an additional $1.0 million in cash, upon our request until March 31, 2013, at an annual interest rate of 10% and with an original maturity date of April 26, 2013. During December 2012, we requested and received an advance of $1.0 million from Riverside under the Loan Commitment. The principal amount plus accrued interest, totaling $1.1 million, was repaid on April 30, 2014.

If we complete a sale of at least $50,000 of capital stock, then Riverside has the option of converting all or any portion of the principal and the loan into securities in such sale at the same purchase price as paid by other purchasers in such sale. During June 2013 and November 2013, we completed sales of our Class A common stock in excess of $50,000 for each transaction. Riverside did not invoke its option following either of those transactions.

If we fail to make payment of the principal and all interest owing on Riverside’s loan within 10 days of when due, Riverside has the option to acquire an undivided 50% interest in our real property located in Hopland, California (including all land and buildings) in exchange for cancellation of such principal and interest. This option is conditioned upon (a) the approval of the transaction by our disinterested directors, and (b) the consent of our senior creditor, Silicon Valley Bank.

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

Riverside owns approximately 17% of our Class A common stock and is one of our creditors. Pursuant to the terms of a Shareholders Agreement, Riverside has the right to designate a certain number of individuals for appointment or nomination to our board of directors, tied to its ownership of our Class A common stock.

At March 31, 2014, there was approximately $4.6 million of available borrowing capacity under our revolving line of credit with Silicon Valley Bank. We also had $12.4 of net working capital, including $11.1 million of cash. We continue to make operational improvements to reduce our operating cash requirements. Operational initiatives to reduce costs include productivity enhancements within support functions through greater use of information technology and other process improvements and greater project level control over working capital deployed and labor utilization. While there can be no assurances, we believe that our existing capital resources along with savings through further operational efficiencies are sufficient to fund our continuing operations, execute on our business plan and meet our current debt repayment obligations until March 31, 2015. However, no assurance can be given that we will achieve those objectives. Further, our projected cash needs may change as a result of unforeseen operational difficulties or other factors.

On May 12, 2014, we signed a non-binding term sheet with SVB for an extension of the Loan and Security Agreement through January 15, 2015. The terms of the agreement are substantially unchanged under the term sheet, however we would be requires to issue sub a warrant to purchase shares of our Class A common stock equivalent to 3% of the loan commitment amount.

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

Cash Flows

The following table summarizes our primary sources (uses) of cash during the periods presented:

	Three Months Ended March 31,
(in thousands)	2014	2013
Net cash provided by (used in):
Operating activities	$(10,726)	$(5,434)
Investing activities	8,954	(27)
Financing activities	434	(1,407)

Net change in cash	$(1,338)	$(6,868)

Operating activities. Our operating activities used net cash of $10.7 million and $5.4 million during the three months ended March 31, 2014 and 2013, respectively. Our net cash used in operating activities during the three months ended March 31, 2014 was primarily due to our net loss of $13.7 million, decreased deferred revenue and other current liability of $1.3 million, increased other current assets of $2.2 million and increased accounts receivable of $1.2 million, partially offset by increased costs in excess of billings on uncompleted contracts of $1.0 million. Our net cash used by operating activities during the nine months ended March 31, 2013 was primarily attributable to our net loss of $3.8 million, decreased accounts payable and accrued liabilities of $9.0 million, partially offset by decreased costs in excess of billings on uncompleted contracts and accounts receivable of $3.6 million and $3.0 million, respectively, noncash adjustments to our net loss of $900,000 and increased deferred revenue of $200,000.

Investing activities. Our investing activities provided net cash of $9.0 million and $27,000 during the three months ended March 31, 2014 and 2013, respectively. Our net cash provided by investing activities during the three months ended March 31, 2014 was the result of cash from acquired business. Our net cash used in investing activities during the three months ended March 31, 2013 was to acquire property and equipment.

Financing activities. Our financing activities provided net cash of $434,000 and used net cash of $1.4 million during the three months ended March 31, 2014 and 2013, respectively. Our net cash provided by financing activities during the three-month period ended March 31, 2014 reflected proceeds from the exercise of options and warrants. Our net cash used by financing activities during the three-month period ended March 31, 2013 was primarily the result of payments on our line of credit of $1.3 million and payments on debt and capital lease obligations of $100,000.

Non-GAAP Measure — Adjusted EBITDA

Adjusted EBITDA is not a financial measure calculated and presented in accordance with U.S. generally accepted accounting principles (GAAP) and should not be considered as an alternative to net income, operating income or any other financial measures so calculated and presented, nor as an alternative to cash flow from operating activities as a measure of liquidity. We define adjusted EBITDA as income or loss from operations before interest, depreciation, taxes, non-cash stock-based compensation and the one-time charges (acquisition costs and other one-time charges as included in the table below). Other companies (including competitors) may define adjusted EBITDA differently. We present adjusted EBITDA because we believe it is an important supplemental measure of performance that is commonly used by securities analysts, investors and other interested parties in the evaluation of companies in our industry. We also use this information internally for forecasting and budgeting. It may not be indicative of our historical operating results nor is it intended to be predictive of potential future results. Investors should not consider adjusted EBITDA in isolation or as a substitute for analysis of the company’s results as reported under GAAP. The table below reconciles adjusted EBITDA to loss from operations:

	Three Months Ended March 31,
(In thousands)	2013	2014
Loss from operations	$(3,365)	$(8,897)
Depreciation and amortization	234	790
Non-cash share-based compensation	113	203
Acquisition costs and other one-time charges
Acquisition and integration costs	—	1,264
Non-operating loss on early repayment of debt	—	—

Adjusted EBITDA	$(3,018)	$(6,640)

Off-Balance Sheet Arrangements

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as special purpose entities or variable interest entities, which have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes.

Risk Factors

We caution that there are risks and uncertainties that could cause our actual results to be materially different from those indicated by forward-looking statements that, from time-to-time, we make in filings with the Securities and Exchange Commission, news releases, reports, proxy statements, registration statements and other written communications as well as oral forward-looking statements made by our representatives, from time to time. These risks and uncertainties include, but are not limited to, those risks listed in our Annual Report on Form 10-K for the year ended December 31, 2013. Except for the historical information contained herein, the matters discussed in this analysis are forward-looking statements that involve risk and uncertainties, including, but not limited to, general economic and business conditions, competition, pricing, brand reputation, consumer trends, and other factors which are often beyond our control. We do not undertake any obligation to update forward-looking statements except as required by law.

Investing in our securities involves significant risks. You should carefully read the risk factors in the section entitled “RISK FACTORS” in our Annual Report on Form 10-K for the year ended December 31, 2013, which is on file with the SEC. Before making an investment decision, you should carefully consider these risks as well as other information we include or incorporate by reference in this prospectus and any prospectus supplement. The risks and uncertainties we have described are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business operations. We do not undertake any obligation to update forward-looking statements except as required by law.

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

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we are involved in legal proceedings that we consider to be in the normal course of business. We do not believe that any of these proceedings will have a material adverse effect on our business.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On January 17, February 26, and March 11, 2014, the Company issued 40,064, and 95,198 and 32,000 shares, respectively, of its Class A common stock upon the exercise of warrants and received $100,160, $237,995 and $80,000, respectively, in proceeds.

The issuance of the shares of the Company’s Class A common stock in connection with the warrant exercises was not a “public offering” as defined in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), insofar as a small number of existing and sophisticated warrant holders, with which the Company has pre-existing and substantive relationships, exercised their warrants pursuant to the terms of the warrants.

Item 5.	Other Information

Extension of Option Exercisability Period

On May 12, 2014, the Company extended the exercisability period for 270,000 options to purchase the Company’s Class A common stock held by John Schaeffer, the Company’s General Manager, Retail & Distribution and one of its directors. As extended, the options expire on March 15, 2015. Before the amendment, the options were scheduled to expire on July 30, 2014. The Company did not make any other changes to the option terms. The options were issued under the Company’s 2008 Long-Term Incentive Plan. The Company agreed to extend the exercisability period for the options in recognition on Mr. Schaeffer’s long standing contribution to the Company as the founder of Real Good Trading Corporation and in his various positions with the Company over the years.

Amendment to Syndicated Asset Purchase Agreement

As disclosed in the Company’s Current Report on Form 8-K filed August 12, 2013, on August 9, 2013, the Company acquired the business operated by Syndicated Solar, Inc. (“Syndicated”), a Colorado-based solar engineering, procurement and construction firm, by acquiring substantially all of Syndicated’s assets pursuant to the terms of an Asset Purchase Agreement (the “Purchase Agreement”), dated as of August 9, 2013, by and among the Company, Real Goods Syndicated, Inc., a wholly-owned subsidiary of the Company (“Buyer”), two Syndicated entities and Justin Pentelute, the owner of Syndicated (the “Owner”). Pursuant to the Purchase Agreement, the Company was obligated to issue 400,000 shares of its unregistered Class A common stock to Syndicated on or before April 30, 2014 as part of the consideration for the acquisition. In connection with the settlement of certain disputes between the Company, Syndicated and the Owner, on May 12, 2014 the Company, Syndicated, Buyer and Owner entered into a Settlement and Release Agreement (the “Settlement Agreement”) whereby certain terms of the Purchase Agreement were amended as follows: (a) the

400,000 shares of the Company’s Class A common stock payable to Syndicated will be paid in two tranches with 325,140 shares paid on or before May 19, 2014, and up to 74,860 of the remaining shares paid if, and when, the Company collects certain accounts receivable related to the Syndicated business, and (b) the earn-out provisions of the Purchase Agreement were deleted in their entirety.

The issuance of the shares of the Company’s Class A common stock in connection with the Purchase Agreement was not a “public offering” as defined in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and met the requirements to qualify for exemption under Regulation D promulgated under the Securities Act. The Sellers represented in writing that they were accredited investors and acquired the securities for their own accounts for investment purposes. A legend will be placed on the stock certificates stating that the securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without registration or an exemption therefrom.

Appointment of Chief Operating Officer

On May 13, 2014, the Company’s board of directors appointed Tim Seamans as the Company’s Chief Operating Officer.

Mr. Seamans, age 54, has over 25 years of experience as a senior operations and finance professional, including the last 9 years in the solar industry. He joined the Company in December 2011 as its Vice President of Operations in connection with the Company’s acquisition of Alteris Renewables, Inc (“Alteris”) where he served as Chief Operating Officer. Mr. Seamans joined Alteris in 2008 through the acquisition of Solar Works, Inc. where he served as Chief Financial Officer and Chief Operating Officer since 2005. Before Solar Works, Inc., he served as Executive Vice President of Finance at Quelsys, an eLearning Software company, from 2001 to 2004. From February 1998 through June 2001, Mr. Seamans served as Senior Vice President of Finance and Chief Financial Officer of Uniscribe Professional Services, a document management services company. From 1996 to 1998, he served as General Manager of Professional Services at Spyglass Inc., an Internet software and service company. Before 1996, Mr. Seamans held senior management positions at Pitney Bowes, Inc. Mr. Seamans has a bachelor of science degree in business administration from the Bryant University.

Item 6.	Exhibits

a) Exhibits.

Exhibit No.	Description

2.1†*	Agreement and Plan of Merger, dated August 8, 2013, among Real Goods Solar, Inc., Real Goods Mercury, Inc. and Mercury Energy, Inc. (incorporated by reference to Exhibit 2.1 to Real Goods Solar, Inc.’s Current Report on Form 8-K/A filed September 9, 2013 (No. 001-34044))

2.2†*	Membership Interest Purchase Agreement, dated March 26, 2014, among Real Goods Solar, Inc., Elemental Energy LLC, Sean Mullen, Beth-Ann Mullen, and Alexander Tiller

10.1*	Amended and Restated Real Goods Solar, Inc. 2008 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Real Goods Solar, Inc.’s Current Report on Form 8-K filed January 15, 2014 (No. 001-34044))

10.2*	Waiver Agreement, dated March 25, 2014, among Real Goods Energy Tech, Inc., Real Goods Trading Corporation, Alteris Renewables, Inc., Real Goods Syndicated, Inc. and Silicon Valley Bank.

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith
**	Furnished herewith
†	This exhibit excludes schedules and exhibits pursuant to Item 601(b)(2) of Regulation S-K, which the registrant agrees to furnish supplementally to the Securities and Exchange Commission upon request by the Commission.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf, by the undersigned, thereunto duly authorized.

Real Goods Solar, Inc.
(Registrant)

Date: May 15, 2014	By:	/s/ Kam Mofid
Kamyar (Kam) Mofid
Chief Executive Officer (authorized officer)

Date: May 15, 2014	By:	/s/ Anthony DiPaolo
Anthony DiPaolo
Chief Financial Officer
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

2.1†*	Agreement and Plan of Merger, dated August 8, 2013, among Real Goods Solar, Inc., Real Goods Mercury, Inc. and Mercury Energy, Inc. (incorporated by reference to Exhibit 2.1 to Real Goods Solar, Inc.’s Current Report on Form 8-K/A filed September 9, 2013 (No. 001-34044))

2.2†*	Membership Interest Purchase Agreement, dated March 26, 2014, among Real Goods Solar, Inc., Elemental Energy LLC, Sean Mullen, Beth-Ann Mullen, and Alexander Tiller

10.1*	Amended and Restated Real Goods Solar, Inc. 2008 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Real Goods Solar, Inc.’s Current Report on Form 8-K filed January 15, 2014 (No. 001-34044))

10.2*	Waiver Agreement, dated March 25, 2014, among Real Goods Energy Tech, Inc., Real Goods Trading Corporation, Alteris Renewables, Inc., Real Goods Syndicated, Inc. and Silicon Valley Bank

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith
**	Furnished herewith
†	This exhibit excludes schedules and exhibits pursuant to Item 601(b)(2) of Regulation S-K, which the registrant agrees to furnish supplementally to the Securities and Exchange Commission upon request by the Commission.