Form 10-Q
period 2014-06-30
Real Goods Solar, Inc.
filed 2014-08-19
CIK 1425565

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-34044

REAL GOODS SOLAR, INC.

(Exact name of registrant as specified in its charter)

COLORADO	26-1851813
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

833 WEST SOUTH BOULDER ROAD

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 13, 2014
Class A Common Stock ($.0001 par value)	52,029,063

REAL GOODS SOLAR, INC.

FORM 10-Q

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report may contain forward-looking statements that involve risks and uncertainties. Forward-looking statements provide our current expectations and forecasts about future events, and include statements regarding our future results of operations and financial position, business strategy, budgets, projected costs, plans and objectives of management for future operations. The words “anticipate,” “believe,” “plan,” “estimate,” “expect,” “strive,” “future,” “intend,” “may” and similar expressions as they relate to us are intended to identify such forward-looking statements. Readers are urged not to place undue reliance on these forward looking statements, which speak only as of the date made. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors set forth in the section entitled “RISK FACTORS” and elsewhere in this report. Risks and uncertainties that could cause actual results to differ include, without limitation, the level of government subsidies and economic incentives for solar energy, the failure to successfully obtain available incentive payments and reimbursements, adverse economic conditions that impact customer spending, adoption of solar energy technologies, pricing, including pricing of conventional energy sources, changing regulatory environment, delayed revenue recognition, seasonal customer demand, adverse weather conditions, changing energy technologies, our geographic concentration, acquisitions, integration of acquired businesses, insufficient internal controls, decreased revenue, insufficient operating funds, indebtedness, loss of key personnel, ability to attract and retain an adequate sales force, litigation, contract disputes, merchandise and solar panel supply problems, construction risks and costs, competition, third party financing costs, customer satisfaction, product liabilities, warranty and service claims, credit risk, non-compliance with NASDAQ continued listing standards, volatile market price of our Class A common stock, security analyst coverage of our Class A common stock, dilution for shareholders upon the future issuance of securities, including the exercise of warrants and options, limited public trading market, anti-take-over provisions in our organizational documents, the significant ownership and voting power of our Class A common stock held by Riverside Renewable Energy Investment LLC (“Riverside”), our historical association with Gaiam, Inc. (“Gaiam”), a future sale of securities by Riverside and other risks and uncertainties included in our filings with the SEC. We caution you that no forward-looking statement is a guarantee of future performance, and you should not place undue reliance on these forward-looking statements which reflect our view only as of the date of this report. We undertake no obligation to update any forward-looking information.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Unaudited Interim Condensed Consolidated Financial Statements

We have prepared our unaudited interim condensed consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to these rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In our opinion, the unaudited interim condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly, in all material respects, our consolidated financial position as of June 30, 2014, the interim results of operations for the three and six months ended June 30, 2014 and 2013, and cash flows for the six months ended June 30, 2014 and 2013. These interim statements have not been audited. The balance sheet as of December 31, 2013 was derived from our audited consolidated financial statements included in our annual report on Form 10-K. The interim condensed consolidated financial statements contained herein should be read in conjunction with our audited financial statements, including the notes thereto, for the year ended December 31, 2013.

REAL GOODS SOLAR, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash	$1,684	$12,449
Accounts receivable, net	22,225	11,926
Costs in excess of billings on uncompleted contracts	8,155	4,556
Inventory, net	9,672	6,715
Deferred costs on uncompleted contracts	3,720	1,421
Other current assets	2,161	1,270

Total current assets	47,617	38,337
Property and equipment, net	3,728	3,084
Intangibles, net	4,194	480
Goodwill	10,963	1,867
Other assets	637	—

Total assets	$67,139	$43,768

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Line of credit	$3,000	$—
Accounts payable	22,853	14,059
Accrued liabilities	6,557	3,611
Billings in excess of costs on uncompleted contracts	1,224	395
Term loan	2,000	2,000
Related party debt	3,150	4,150
Deferred revenue and other current liabilities	1,858	787

Total current liabilities	40,642	25,002
Other liabilities	2,102	446
Common stock warrant liability	13,157	15,071

Total liabilities	55,901	40,519

Commitments and contingencies
Shareholders’ equity:
Class A common stock, $.0001 par value, 150,000,000 shares authorized, 48,957,158 and 36,415,839 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	5	4
Additional paid-in capital	134,806	92,808
Business acquisition consideration to be transferred	2,173	—
Accumulated deficit	(125,746)	(89,563)

Total shareholders’ equity	11,238	3,249

Total liabilities and shareholders’ equity	$67,139	$43,768

See accompanying notes.

REAL GOODS SOLAR, INC.

Condensed Consolidated Statements of Operations

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share data)	2014	2013	2014	2013
	(unaudited)		(unaudited)
Net revenue	$35,180	$20,666	$57,323	$37,458
Cost of goods sold	31,317	15,898	50,169	28,099

Gross profit	3,863	4,768	7,154	9,359

Expenses:
Selling and operating	9,272	6,088	17,440	12,317
General and administrative	4,108	1,851	6,864	3,579
Acquisition-related and other costs	134	—	2,435	—
Goodwill and other asset impairments	18,766	—	18,766	—

Total expenses	32,280	7,939	45,505	15,896

Loss from operations	(28,417)	(3,171)	(38,351)	(6,537)
Interest and other expense, net	(234)	(427)	(455)	(854)
Change in valuation of warrants	6,082	690	1,415	690

Loss before income taxes	(22,569)	(2,908)	(37,391)	(6,701)
Income tax benefit	(1,214)	—	(1,208)	—

Net loss	$(21,355)	$(2,908)	$(36,183)	$(6,701)

Net loss per share:
Basic	$(0.46)	$(0.11)	$(0.82)	$(0.25)

Diluted	$(0.46)	$(0.11)	$(0.82)	$(0.25)

Weighted-average shares outstanding:
Basic	46,071	27,804	44,334	27,253

Diluted	46,071	27,804	44,334	27,253

See accompanying notes.

REAL GOODS SOLAR, INC.

Condensed Consolidated Statements of Cash Flows

	For the Six Months Ended June 30,
(in thousands except share data)	2014	2013
	(unaudited)
Operating activities
Net loss	$(36,183)	$(6,701)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	459	411
Amortization	1,145	—
Share-based compensation	2,012	208
Goodwill and other asset impairments	18,766	—
Change in valuation of warrants	(1,415)	(690)
Deferred tax benefit	(1,214)	—
Loss on sale of property and equipment	3	—
Deferred interest on related party debt	—	368
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(7,059)	3,707
Costs in excess of billings on uncompleted contracts	431	2,539
Inventory, net	239	1,014
Deferred costs on uncompleted contracts	(2,046)	543
Other current assets	(377)	766
Other assets	471	—
Accounts payable	430	(5,768)
Accrued liabilities	2,103	(1,350)
Billings in excess of costs on uncompleted contracts	(2,451)	(501)
Deferred revenue and other current liabilities	965	53
Other liabilities	(938)	—

Net cash used in operating activities	(24,659)	(5,401)

Investing activities
Cash from acquired businesses	11,958	—
Purchase of property and equipment	(642)	(16)
Proceeds from sale of property and equipment	103	—

Net cash provided by (used in) investing activities	11,419	(16)

Financing activities
Principal borrowings (payments) on revolving line of credit, net	3,000	(6,498)
Principal payment on related party debt	(1,000)	—
Principal payments on debt and capital lease obligations, net	—	(108)
Exercise of warrants, net of issuance costs	409	—
Exercise of stock options	66	78
Proceeds from the sale of common stock and warrants, net	—	8,414

Net cash provided by financing activities	2,475	1,886

Net change in cash	(10,765)	(3,531)
Cash at beginning of period	12,449	10,390

Cash at end of period	$1,684	$6,859

Supplemental cash flow information
Income taxes paid	$6	$8
Interest paid	$192	$278
Non-cash items
Issuance of warrants to purchase 82,627 and 212,535 shares, respectively, in conjunction with bank debt extensions	$123	$278
Issuance of 11,354,623 shares of Class A common stock in conjunction with the acquisition of businesses	$38,371	$—
Change in common stock warrant liability in conjunction with exercise of 167,262 warrants	$622	$—
Issuance of 539,502 shares of Class A common stock in conjunction with purchase transaction and retention bonuses	$1,911	$—
Common stock warrant liability recorded in conjunction with equity funding	$—	$4,392
Class A common stock issued in conjunction with debt conversion, 62,111 shares	$—	$100

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

The condensed consolidated financial statements include the accounts of RGS and its wholly-owned subsidiaries. The Company has prepared the accompanying unaudited interim condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States, or GAAP. Intercompany transactions and balances have been eliminated. The Company has included the results of operations of acquired companies from the effective date of each acquisition.

Certain prior period amounts have been reclassified to conform to the current period presentation.

Liquidity and Financial Resources Update

The Company has experienced recurring losses in recent years, including $11.3 million for the fiscal year ended December 31, 2013 and losses of $21.4 million and $36.2 million for the three and six months ended June 30, 2014, respectively, including a noncash goodwill and other assets impairment charge of $18.8 million. The Company is evaluating steps to reduce operating losses and return to profitability. In addition, the Company is developing a plan to expand its residential solar installation segment, including the offering of a new lease financing product.

As a result of losses, the Company was in technical default of certain covenants contained in its credit facility with Silicon Valley Bank (“SVB”) as of June 30, 2014. On August 19, 2014, the Company and certain of its subsidiaries entered into a Waiver Agreement with SVB with respect to those defaults. See Note 4. Revolving Line of Credit and Term Loan.

At June 30, 2014, the Company had cash of $1.7 million. Additionally, on July 9, 2014 the Company received approximately $6.4 million, net of related costs, of cash as a result of the private sale of 2,919,301 shares of its Class A common stock and related warrants to purchase additional shares of Class A common stock. We will use the net proceeds for general working capital purposes and to support the launch of our residential leasing platform. As of August 18, 2014, the Company had cash on hand of approximately $5.0 million.

The Company is required to satisfy the financial covenants discussed above, as well as others, as of the end of each fiscal quarter. There can be no assurance that the Company will be able to satisfy these covenants in future fiscal periods. The Company may need to negotiate with SVB to amend the SVB Loan to reset the financial covenants. There can be no assurance that the Company will be successful in doing so or that such amendments will be on favorable terms to the Company. SVB has the ability to call an event of default under the SVB Loan and require the Company to repay all outstanding indebtedness under the SVB Loan or to exercise other rights under the SVB Loan, including collecting default interest, no longer extending credit to the Company, and exercising its rights with respect to the collateral securing the obligations under the SVB Loan. The Company believes that it presently has sufficient funds or the ability to raise future funds, either through a borrowing or the sale of additional equity, to repay the outstanding indebtedness under the SVB Loan. However, no assurance can be given that the Company will be able to raise future funds on terms as favorable as the present SVB credit facility or in an amount sufficient to fund its future growth. In addition, while the Company has been successful in the past in obtaining new financing, there is no assurance that it will be able to raise any new funds in the future. If the Company’s operational initiatives are not successful in significantly reducing its historical loss from operations during the second half of 2014, or if the Company encounters unplanned operational difficulties, it may not have sufficient funds to repay any outstanding borrowings as they come due or to fund its operating cash needs for the next twelve months. These circumstances would require the Company to obtain financing from another source or raise additional capital through debt or equity financing, if available to the Company. There can be no assurance that the Company will successfully obtain new financing.

2. Significant Accounting Policies

The Company made no changes to its significant accounting policies during the three months ended June 30, 2014.

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

Goodwill and Intangibles

The following table sets forth the changes in goodwill for the period December 31, 2013 through June 30, 2014 by segment.

(in thousands)	Residential Segment	Commercial Segment	Sunetric Segment	Total

Balance at December 31, 2013	$1,339	$528	$—	$1,867
Adjustment (a)	—	(129)	—	(129)
Acquisitions (b)	—	18,096	9,624	27,720
Impairments (c)	—	(18,495)	—	(18,495)

Balance at June 30, 2014	$1,339	$—	$9,624	$10,963

(a)	On May 12, 2014, the terms of the purchase agreement for certain net assets of Syndicated were amended to, among other things, reduce the number of shares of the Company’s Class A common stock given as consideration from 400,000 to 325,140, resulting in a reduction in goodwill of $0.2 million based on the closing market price of the Company’s stock on August 8, 2013, the date immediately prior to when the Company took financial control of the net assets. Additionally, during June 2014, the Company reduced the fair value of tangible assets acquired by $0.1 million due to a change in estimated acquisition date fair value. See Note 11. Business Combinations.
(b)	Represents preliminary estimated goodwill of $18.1 million and $8.4 million related to the acquisitions of Mercury Energy, Inc. (“Mercury”) and Elemental Energy LLC, doing business as Sunetric (“Sunetric”), respectively. See Note 11. Business Combinations.
(c)	On June 30, 2014, the Company completely impaired the Mercury preliminary estimated goodwill of $18.1 million, plus $0.4 million of the Syndicated goodwill related to its commercial operations. See Note 12. Goodwill and Other Asset Impairments.

The following table represents intangibles subject to amortization by major class at June 30, 2014.

(in thousands)	June 30, 2014
Customer-related:
Gross carrying amount	$4,240
Accumulated amortization	(1,387)

$2,853

Marketing-related:
Gross carrying amount	$1,370
Accumulated amortization	(29)

$1,341

The amortization periods range from 12 to 120 months. Amortization expense was $0.4 million and zero for the three months ended June 30, 2014 and 2013, respectively, and $0.9 million and zero for the six months ended June 30, 2014 and 2013, respectively. On June 30, 2014, the Company impaired $0.3 million of the customer-related intangibles. See Note 12. Goodwill and Other Asset Impairments. Based on the June 30, 2014 balance of intangibles, the Company estimates the amortization expense for intangibles, which is reported in selling and operating expenses, to be $1.8 million for 2014, $1.5 million for 2015, $0.2 million for each of 2016 and 2017, $0.1 million for 2018, and $0.4 million thereafter.

Common Stock Warrant Liability

The Company accounts for common stock warrants and put options in accordance with applicable accounting guidance provided in Financial Accounting Standards Board (“FASB”) ASC 480, Liabilities – Distinguishing Liabilities from Equity, as either derivative liabilities or as equity instruments depending on the specific terms of the warrant agreement. Certain of the Company’s warrants are accounted for as liabilities due to provisions either allowing the warrant holder to request redemption, at the intrinsic value of the warrant, upon a change of control and/or providing for an adjustment to the number of shares of the Company’s Class A common stock underlying the warrants and the exercise price in connection with dilutive future funding transactions. The Company classifies these derivative liabilities on the condensed consolidated balance sheets as long term liabilities, which are revalued at each balance sheet date subsequent to their initial issuance. The Company used a Monte Carlo pricing model to value these derivative liabilities. The Monte Carlo pricing model, which is based, in part, upon unobservable inputs for which there is little or no market data, requires the Company to develop its own assumptions. The Company used the following assumptions for its common stock warrants.

	Issuance Date
	June 3, 2013		November 15, 2013		June 6, 2014
	At Issuance (a)	June 30, 2014 (a)	At Issuance	June 30, 2014	At Issuance	June 30, 2014
Exercise price	$2.75	$2.50	$3.41	$3.41	$2.36	$2.36
Class A common stock closing market price	$2.70	$2.98	$3.40	$2.98	$2.35	$2.98
Risk-free rate (b)	1.03%	1.22%	1.54%	1.57%	2.18%	2.10%
Market price volatility	102.37%	106.08%	102.37%	98.50%	101.72%	101.58%
Expected average term of warrants (years)	5.00	3.93	5.50	4.88	7.00	6.94
Expected dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Probability of change in control	15.0%	15.0%	15.0%	15.0%	15.0%	15.0%

(a)	The warrants issued on June 3, 2013 had an original exercise price of $2.75. The warrants contain an anti-dilution provision that requires the Company to adjust the number of shares of the Company’s Class A common stock underlying the warrants and the exercise price in the event a subsequent funding transaction results in dilution of the shares. In conjunction with the November 15, 2013 warrant issuance, the exercise price of the warrants was adjusted to $2.50 and the number of warrants issued increased by 172,111 as a result of the anti-dilution provision.
(b)	The risk-free rate is based on the Daily Treasury Yield Curve Rates, as calculated by the U.S. Department of the Treasury, for borrowings of the same term.

During the three and six months ended June 30, 2014, the Company recorded net noncash decreases to its common stock warrant liability of approximately $6.1 million and $1.4 million, respectively, to reflect changes in the fair values of its outstanding warrants. In the event warrants are exercised or expire without being exercised, the fair value is reduced by the number of warrants exercised or expired multiplied by the fair value of each warrant at the time of exercise or expiration, with a credit to additional paid-in capital. The table below summarizes the Company’s warrant activity for the six months ended June 30, 2014:

(In thousands, except number of warrants)	Original Warrant Issuance Date
	June 3, 2013	November 15, 2013	June 6, 2014	Total
Value of warrants at December 31, 2013	$3,717	$11,354	$—	$15,071
Value of warrants issued	—	—	123	123
Changes in fair value, net	(194)	(1,274)	53	(1,415)
Value of warrants exercised and reclassified to equity	(622)	—	—	(622)

Value of warrants at June 30, 2014	$2,901	$10,080	$176	$13,157

Warrants outstanding at December 31, 2013	1,655,103	5,015,000	—	6,670,103
Issuances	—	—	82,627	82,627
Exercises	(167,262)	—	—	(167,262)

Warrants outstanding at June 30, 2014	1,487,841	5,015,000	82,627	6,585,468

Certain of the warrants also give the holder the right to require the Company to redeem the warrant for the then fair value of the warrant in the event of a change in control (the “Put Option Component”). The Company used 10,000 simulations in the Monte Carlo pricing model to value the warrants and the Put Option Component. If factors change and different assumptions are used, the warrant liability and the change in estimated fair value could be materially different. Changes in the fair value of the warrants are reflected in the condensed consolidated balance sheet as change in fair value of warrant liability, with an offsetting non-cash entry recorded as change in valuation of warrants.

The Company’s Class A common stock closing price as of August 4, 2014 was $2.06. If the closing price of the Company’s Class A common stock on June 30, 2014 was $2.06, and all other inputs into the Monte Carlo model remain the same at June 30, 2014, the fair value of the warrant liability at June 30, 2014 would be $7.6 million, as compared to $13.2 million at June 30, 2014, resulting in the Company recording non-cash change in fair value of approximately $11.5 million and $7.5 million to reflect changes in the fair value of outstanding warrants for the three and six months ended June 30, 2014, respectively.

In a private placement financing transaction, which closed on July 9, 2014, the Company issued warrants to purchase up to 1,313,686 shares of its Class A common stock at an exercise price of $3.19 per share. The warrants are exercisable beginning six months after issuance for a period of five years thereafter. As a result of this transaction, the exercise price of the June 3, 2013 warrants was adjusted to $2.45 and the number of warrants issued increased by 31,859 from 1,487,841 to 1,519,700, due to an anti-dilution provision. See Note 14. Subsequent Events.

Recently Issued Accounting Standards

On May 28, 2014, the FASB issued Accounting Standards Update No. 2014-09 (“ASU 2014-09”), which created Topic 606, Revenue From Contracts With Customers (“Topic 606”) and superseded the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance. In addition, ASU 2014-09 superseded the cost guidance in Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts, and created new Subtopic 340-40, Other Assets and Deferred Costs—Contracts with Customers. In summary, the core principle of Topic 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

Step 1: Identify the contract(s) with a customer.

Step 2: Identify the performance obligations in the contract.

Step 3: Determine the transaction price.

Step 4: Allocate the transaction price to the performance obligations in the contract.

Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

The amendments in ASU 2014-09 are effective for the Company on January 1, 2017. The Company is currently assessing the impact of ASU 2014-09 on its consolidated financial statements.

3. Fair Value Measurements

The Company complies with the provisions of FASB ASC No. 820, Fair Value Measurements and Disclosures (“ASC 820”), in measuring fair value and in disclosing fair value measurements at the measurement date. ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements required under other accounting pronouncements. FASB ASC No. 820-10-35, Fair Value Measurements and Disclosures- Subsequent Measurement (“ASC 820-10-35”), clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820-10-35 also requires that a fair value measurement reflect the assumptions market participants would use in pricing an asset or liability based on the best information available. Such assumptions include the risks inherent to a particular valuation technique (such as a pricing model) and/or the risks inherent to the inputs to the model.

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

Level 1 – Level 1 inputs are unadjusted quoted prices in active markets for assets or liabilities identical to those to be reported at fair value. An active market is a market in which transactions occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2 – Level 2 inputs are inputs other than quoted prices included within Level 1. Level 2 inputs are observable either directly or indirectly. These inputs include: (a) Quoted prices for similar assets or liabilities in active markets; (b) Quoted prices for identical or similar assets or liabilities in markets that are not active, such as when there are few transactions for the asset or liability, the prices are not current, price quotations vary substantially over time or in which little information is released publicly; (c) Inputs other than quoted prices that are observable for the asset or liability; and (d) Inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3 – Level 3 inputs are unobservable inputs for an asset or liability. These inputs should be used to determine fair value only when observable inputs are not available. Unobservable inputs should be developed based on the best information available in the circumstances, which might include internally generated data and assumptions being used to price the asset or liability.

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

The following tables summarize the basis used to measure certain financial assets and liabilities at fair value on a recurring basis in the condensed consolidated balance sheets:

Balance at June 30, 2014 (in thousands)	Total	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Common stock warrant liability	$13,157	$—	$—	$13,157

For the Company’s Level 3 measures, which represent common stock warrants, fair value is based on a Monte Carlo pricing model that is based, in part, upon unobservable inputs for which there is little or no market data, requiring the Company to develop its own assumptions (See Note 2. Significant Accounting Policies). The Company used a market approach to valuing these derivative liabilities.

The following table shows the reconciliation from the beginning to the ending balance for the Company’s common stock warrant liability measured at fair value on a recurring basis using significant unobservable inputs (i.e. Level 3) for the six months ended June 30, 2014:

(in thousands)	Fair Value Measurements Using Significant Unobservable Inputs
Fair value of common stock warrant liability at December 31, 2013	$15,071
Issuance of common stock warrants	123
Exercise of common stock warrants	(622)
Change in the fair value of common stock warrant liability	(1,415)

Fair value of common stock warrant liability at June 30, 2014	$13,157

4. Revolving Line of Credit and Term Loan

Under a loan agreement, as amended (the “SVB Loan”), with SVB, the Company has a revolving line of credit that provides for advances not to exceed $6.5 million based upon a borrowing base availability of 75% of eligible accounts receivable. Borrowings bear interest at the greater of (a) the greater of the bank’s prime rate or 4.00%, plus 4.00%, and (b) 8.00%. The interest rate accruing on borrowings during a Streamline Period (as defined in the SVB Loan) is the greater of (i) the greater of the bank’s prime rate or 4.00%, plus 2.00%, and (ii) 6.00%. The amended maturity date for the SVB Loan is currently January 31, 2015. The line of credit has a facility fee of 0.5% per year of the average daily unused portion of the available line of credit during the applicable calendar quarter. The company may reserve up to $500,000 for stand-by letters of credit under the line of credit. The SVB Loan contains various covenants, including a covenant requiring compliance with a liquidity ratio. The Joinder and Fourth Loan Modification Agreement to the SVB Loan required the Company to pay a final payment fee of $60,000 in cash upon termination or maturity of the revolving line of credit, which was reduced to $40,000 following the Company’s equity funding during June 2013 of $8.4 million in net proceeds. The Company paid the final payment of $40,000 in conjunction with the Fifth Loan Modification Agreement. As of June 30, 2014, the Company had outstanding borrowings under the revolving line of credit of $3.0 million and $3.5 million of available borrowing base.

Also under the Fifth Loan Modification Agreement, SVB agreed to extend to the Company a term loan of up to $2.0 million under the terms of the SVB Loan (the “Term Loan”) in addition to the $6.5 million revolving line of credit. Borrowings under the Term Loan bear interest at (a) the greater of the bank’s prime rate or 4.00%, plus (b) 2.00%. The maturity date for the Term Loan is September 29, 2014. The Company is required to make monthly payments of interest only on the Term Loan and may prepay the Term Loan in whole or in part at any time without penalty. The proceeds of the term loan were required to be used to repay in full the outstanding indebtedness owed to Gaiam. As of June 30, 2014, $2.0 million was outstanding under the Term Loan.

On June 6, 2014, the Company entered into a Joinder and Sixth Loan Modification Agreement (the “Sixth Loan Modification Agreement”) with SVB. The Sixth Loan Modification Agreement extended the maturity date of the SVB Loan to January 31, 2015, added the Company’s new subsidiaries as borrowers to the SVB Loan, and reset certain financial covenants. For the Sixth Loan

Modification Agreement, the Company will pay SVB fully earned modification and extension fees of $80,000 no later than September 30, 2014, plus reimburse SVB for certain expenses. The Company is also required to pay a final payment fee of $150,000 on or before the earlier of: (a) the repayment in full of the Term Loan; (b) January 31, 2015; or (c) the termination of the SVB loan agreement.

Also in connection with the Sixth Loan Modification Agreement, the Company issued to SVB a warrant (“SVB Warrant”), pursuant to which SVB has the right to purchase 82,627 shares of the Company’s Class A common stock at an exercise price of $2.36 per share, subject to adjustment. The SVB Warrant expires June 5, 2021. See Note 2. Common Stock Warrant Liability. The SVB Warrant is recognized as a discount to the SVB Loan and is being amortized as interest expense over the remaining term of the SVB Loan on a straight-line basis, which approximates the interest method. At June 30, 2014, the SVB Loan had unamortized lender fees and discounts of $146,000 and is reported in accrued liabilities on the Company’s condensed consolidated balance sheet.

Borrowings under the SVB Loan are collateralized by a security interest in substantially all of the Company’s assets other than its interests in Alteris Project Financing Company LLC, which currently has no assets.

As of June 30, 2014, the borrowers under the SVB Loan were not in compliance with the covenants under the SVB Loan requiring the Company to comply with the minimum liquidity ratio covenant and the minimum EBITDA financial covenant for the compliance period ended June 30, 2014. On August 19, 2014, the Company and the borrowers under the SVB Loan entered into a Waiver Agreement with SVB pursuant to which SVB waived the Company’s failure to comply with those financial covenants for the quarterly compliance period ended June 30, 2014.

5. Related Party Debt

On April 30, 2014, the Company repaid the $1.0 million Riverside note, plus accrued interest in the amount of $139,000. At June 30, 2014, the Company’s outstanding related party debt consisted of $3.15 million payable to Riverside, with $3.0 million due September 3, 2014 and $150,000 due October 29, 2014. On August 18, 2014, the parties extended the maturity date for the entire $3.15 million of debt to March 31, 2015. The loans bear interest at 10% and are subordinated to the SVB Loan.

Accrued interest on the Company’s related party debt was $0.5 million at June 30, 2014 and is reported in accrued liabilities on the Company’s condensed consolidated balance sheet.

Riverside holds approximately 16.0% of the Company’s outstanding Class A common stock as of June 30, 2014. Pursuant to the terms of a Shareholders Agreement, Riverside has the right to designate a certain number of individuals for appointment or nomination to our Board of Directors, tied to its ownership of the Company’s Class A common stock.

6. Commitments and Contingencies

The Company leases offices and warehouse space through non-cancelable operating leases. One such office space is sublet to a third party. Some of these leases contain escalation clauses, based on increases in property taxes and building operating costs, and renewal options ranging from one month to five years.

The following schedule represents the remaining future minimum payments of all leases as of June 30, 2014:

(in thousands)	Years Ending December 31,
2014	$654
2015	895
2016	495

$2,044

The Company incurred rent expense of $0.3 million during each of the three months ended June 30, 2014 and 2013, and $0.5 million during each of the six months ended June 30, 2014 and 2013.

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

7. Shareholders’ Equity

During the six months ended June 30, 2014, the Company issued 57,660 shares of its Class A common stock to employees upon the exercise of stock options and issued 167,262 shares of its Class A common stock pursuant to the exercise of warrants.

On January 14, 2014, the Company issued 7,604,090 shares of its Class A common stock with an estimated fair value of $29.1 million based on the closing market price of $3.83 per share for the Company’s Class A common stock on January 13, 2014 as provisional purchase consideration transferred for Mercury. Of this issuance, 467,249 shares were initially placed into escrow to fund potential indemnification claims and closing working capital true-up adjustments. Also in conjunction with this acquisition of Mercury, the Company placed into escrow another 744,018 shares of its Class A common stock as potential post-acquisition retention compensation to employees of Mercury. At June 30, 2014, 313,236 shares of the provisional purchase consideration transferred and 421,592 shares of the retention compensation remained in escrow. See Note 8. Share-Based Compensation and Note 11. Business Combinations.

On May 12, 2014, the Company issued 325,140 shares of its Class A common stock, with an estimated fair value of $0.7 million based on the closing market price of $2.29 per share for the Company’s Class A common stock on August 8, 2013, under an amendment to the net asset purchase agreement dated August 9, 2013 with Syndicated. Also under the terms of the amendment, the former owner of Syndicated, who became an employee of the Company, was required to assist the Company with the collection by July 11, 2014 of certain accounts receivable related to the Syndicated business in return for up to 74,860 shares of the Company’s Class A common stock. See Note 11. Business Combinations.

On May 14, 2014, the Company issued 3,425,393 shares of its Class A common stock with an estimated fair value of $9.4 million based on the closing market price of $2.75 per share for the Company’s Class A common stock on May 13, 2014 as partial provisional purchase consideration transferred for Sunetric. As additional provisional purchase consideration transferred, the Company reserved another 604,711 shares of its Class A common stock with an estimated fair value of $1.7 million based on the closing market price of $2.75 for the Company’s Class A common stock on May 13, 2014 to fund potential indemnification claims and closing working capital true-up adjustments. At June 30, 2014, these reserved shares, along with provisional estimated contingent consideration of $0.5 million that is potentially payable in shares of the Company’s Class A common stock are reported in business acquisition consideration to be transferred. Also in conjunction with the acquisition of Sunetric, on May 28, 2014, the Company issued 217,076 shares of its Class A common stock with an estimated fair value of $0.5 million based on the closing market price of $2.39 per share for the Company’s Class A common stock on May 27, 2014 in fulfillment of an assumed liability for employee retention bonus obligations through the closing date of the Sunetric acquisition. See Note 11. Business Combinations.

As part of the contingent consideration for the acquisition of Carlson Solar on January 1, 2008, the Company issued seven-year warrants to purchase 30,000 shares of its Class A common stock at an exercise price of $3.20 per share. On November 1, 2007, as part of the contingent consideration for the acquisition of Marin Solar, the Company issued seven-year warrants to purchase 40,000 shares of its Class A common stock at an exercise price of $3.20 per share.

At June 30, 2014, the Company had the following shares of Class A common stock reserved for future issuance:

Stock options outstanding under incentive plans	3,486,210
Stock options outstanding under plans not approved by security holders	300,000
Syndicated – potential bonus compensation	74,860
Sunetric – provisional purchase consideration to be transferred	604,711
Common stock warrants outstanding - derivative liability	6,585,468
Common stock warrants outstanding - equity security	70,000

Total shares reserved for future issuance	11,121,249

8. Share-Based Compensation

During the six months ended June 30, 2014, the Company granted 1,943,000 new stock options and cancelled 437,340 stock options under its 2008 Long-Term Incentive Plan. The new stock options vest at 2% per month for the 50 months beginning with the first day of the eleventh month after date of grant.

On May 12, 2014, the Company extended the exercisability period from July 30, 2014 to March 15, 2015 for 270,000 vested options held by John Schaeffer, a former officer and current director of the Company. As a result, the Company recognized $0.1 million of incremental share-based compensation expense during the three and six months ended June 30, 2014.

In connection with the acquisition of Mercury, the Company is obligated to issue up to 744,018 shares of its Class A common stock in periodic distributions to certain employees upon satisfaction of their continued employment with the Company through October 2014. As a result, during the three months ended June 30, 2014, the Company issued 322,426 of these shares and recorded $1.4 million of estimated earned share-based compensation expense. See Note 7. Shareholders’ Equity.

Total share-based compensation expense recognized was $1.8 million and $0.1 million for the three months ended June 30, 2014 and 2013, respectively, and $2.0 million and $0.2 million for the six months ended June 30, 2014 and 2013, respectively. Share-based compensation expense is reported in general and administrative expenses on the Company’s condensed consolidated statements of operations.

9. Income Taxes

As part of the provisional purchase consideration transferred allocation for the acquisition of Sunetric, the Company recorded preliminary estimated net deferred tax liabilities of $1.2 million. In addition, the Company performed assessments of the realizability of its net deferred tax assets generated during each reporting period, considering all available evidence, both positive and negative. As a result of these assessments, the Company concluded that it was more likely than not that none of its net deferred tax assets would be recoverable through the reversal of temporary differences and near term normal business results. Consequently, as a result of purchase accounting for acquisitions and net losses, during each of the three months ended June 30, 2014 and 2013, the Company decreased its valuation allowance by $0.1 million, and during the six months ended June 30, 2014 and 2013, increased its valuation allowance by $9.9 million and $1.4 million, respectively. The portion of the change in the valuation allowance related to the preliminarily estimated net deferred tax liabilities established as part of the provisional purchase consideration transferred allocation for Sunetric was reported as an income tax benefit of $1.2 million for each of the three and six months ended June 30, 2014. The Company recognized no income tax benefit for losses incurred during the three and six months ended June 30, 2014.

10. Net Loss Per Share

Basic net loss per share excludes any dilutive effects of options or warrants. The Company computes basic net loss per share using the weighted average number of shares of its Class A common stock outstanding during the period. The Company computes diluted net loss per share using the weighted average number of shares of its Class A common stock and common stock equivalents outstanding during the period. The Company excluded common stock equivalents of 10,464,313 million and 2,137,007 for the three months ended June 30, 2014 and 2013, respectively, and 10,013,769 million and 2,304,256 for the six months ended June 30, 2014 and 2013, respectively, from the computation of diluted net loss per share because their effect was antidilutive. The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2014	2013	2014	2013
Numerator for basic and diluted net loss per share	$(21,355)	$(2,908)	$(36,183)	$(6,701)
Denominator:
Weighted average shares for basic net loss per share	46,071	27,804	44,334	27,253
Effect of dilutive securities:
Weighted average of stock options, restricted stock awards, and warrants	—	—	—	—

Denominators for diluted net loss per share	46,071	27,804	44,334	27,253

Net loss per share – basic	$(0.46)	$(0.11)	$(0.82)	$(0.25)

Net loss per share – diluted	$(0.46)	$(0.11)	$(0.82)	$(0.25)

11. Business Combinations

Syndicated

On August 9, 2013, the Company purchased certain assets and assumed certain current liabilities of Syndicated. The acquired assets include executed end user customer agreements together with associated solar energy systems in various stages of completion and software systems used by Syndicated to acquire new customers. The Company acquired, at fair value, tangible net assets totaling negative $1.1 million and intangible assets of $2.3 million, which consisted of $0.5 million in backlog and $1.7 million of goodwill. The purchase consideration transferred, as amended on May 12, 2014, was comprised of cash of $0.3 million and 325,140 shares of the Company’s Class A common stock, with an aggregate fair value of $0.7 million based on the closing price of the Company’s Class A common stock on August 8, 2013. The goodwill associated with this acquisition’s commercial operations was impaired on June 30, 2014. See Note 12. Goodwill and Other Asset Impairments.

Mercury

On January 14, 2014, the Company acquired 100% of the voting equity interests of Mercury through a merger. The provisional purchase consideration transferred was comprised of approximately 7.6 million shares of the Company’s Class A common stock with an estimated fair value of $29.1 million based on the closing price of $3.83 per share for the Company’s Class A common stock on January 13, 2014. The provisional purchase consideration transferred is preliminary and is subject to a working capital true-up adjustment based on the determined final closing balances and other revisions. Excluded from the provisional purchase consideration transferred is estimated acquisition-related costs to date of $2.8 million, which was reported as acquisition-related and other costs in the Company’s consolidated or condensed consolidated statements of operations as follows: $1.2 million for the year ended December 31, 2013; and $(0.6) million and $1.6 million for the three and six months ended June 30, 2014, respectively. The three months ended June 30, 2014 reflects a year to date reduction in estimate of $1.0 million.

The Company believed that the acquisition of Mercury would provide strategic and financial benefits to the Company by positioning RGS as one of the largest U.S. solar installation companies (when measured by number of installed customers); increasing the Company’s financial stability, access to capital, and purchasing power with suppliers; expanding the Company’s existing brand presence in the Northeastern market of the United States; and realizing potential cost savings through centralization of certain functions and the reduction of redundant costs. These qualitative factors have led to the initial recognition of acquired goodwill, which is not expected to be deductible for tax purposes. As of June 30, 2014, these qualitative factors have not been realized by the Company. See Note 12. Goodwill and Other Asset Impairments.

The acquisition of Mercury has been accounted for in accordance with the acquisition method of accounting. The amounts in the table below represent the preliminary allocation of the provisional purchase consideration transferred and are allocated to Mercury’s assets and liabilities based on their estimated fair value as of January 14, 2014. The final determinations of the purchase consideration transferred allocations may be significantly different from the preliminary estimates used in these unaudited condensed consolidated financial statements. Changes to separately identified tangible and intangible assets and liabilities may result in corresponding adjustments to goodwill. The Company is in the process of finalizing third-party valuation studies of these acquired assets and assumed liabilities. The Company believes the separately identifiable intangibles may eventually include only production backlogs. Since the valuation of this intangible has not been finalized, the amortization expense recorded for this intangible was estimated for all periods presented in these unaudited condensed consolidated financial statements.

In thousands	Amount
Assets:
Cash	$11,773
Accounts receivable	1,817
Costs in excess of billings on uncompleted contracts	2,513
Inventory	1,535
Deferred costs on uncompleted contracts	253
Other current assets	315

Total current assets	18,206
Property and equipment	399
Intangibles (a)	500
Goodwill (a)	18,096
Other assets	554

Total assets acquired	$37,755

Liabilities:
Accounts payable	$5,499
Accrued liabilities	733
Billings in excess of costs on uncompleted contracts	1,728
Deferred revenue and other current liabilities	70

Total current liabilities	8,030
Accrued liabilities	601

Total liabilities assumed	8,631

Total provisional purchase consideration transferred	$29,124

(a)	The preliminary estimated goodwill and intangibles related to this acquisition were completely impaired on June 30, 2014. See Note 12. Goodwill and Other Asset Impairments.

At January 14, 2014, with regards to the acquired accounts receivable, the gross contractual amount receivable was $2.6 million, the estimated fair value was $1.8 million, and the best estimate of the contractual cash flows not expected to be collected was $0.8 million due to estimated uncollectible accounts. The acquired other intangible is comprised of a customer-related intangible, production backlog, of $0.5 million. The fair value was preliminarily estimated using a traditional discounted future cash flow model. This customer-related intangible has a preliminary estimated useful life of 12 months and is being amortized on a straight-line basis.

The Company included Mercury’s financial results in its condensed consolidated financial statements from January 14, 2014. Consequentially, $5.6 million of net revenue and $20.4 million of net losses, including a goodwill and other assets impairment charge of $18.5 million, attributable to Mercury are included in the Company’s condensed consolidated statement of operations.

Sunetric

On May 14, 2014, the Company acquired 100% of the equity interests of Sunetric, pursuant to the terms of a Membership Interest Purchase Agreement entered into on March 26, 2014 and amended on May 14, 2014. The provisional purchase consideration transferred totaled $11.6 million and consisted of approximately 4.0 million unregistered shares of the Company’s Class A common stock with an estimated fair value of $11.1 million based on the closing price of $2.75 per share for the Company’s Class A common stock on May 13, 2014 and $0.5 million of estimated probable contingent consideration. The provisional purchase consideration transferred is subject to a working capital true-up adjustment based on the determined final closing balances. The contingent consideration gives the sellers the potential to earn up to $3.0 million in additional earn-out payments, to be paid in unregistered shares of the Company’s Class A common stock, upon the achievement of certain revenue and income earn-out targets for 2014 and 2015. The total provisional purchase consideration transferred is preliminary and subject to further revisions. Excluded from the provisional purchase consideration transferred is estimated acquisition-related costs to date of $0.8 million, which was reported as acquisition-related and other costs in the Company’s condensed consolidated statements of operations as follows: $0.1 million for three months ended March 31, 2014, and $0.7 million and $0.8 million for the three and six months ended June 30, 2014, respectively.

Sunetric is one of the largest and most experienced solar developers and integrators in Hawaii. As a full-service solar energy firm, they handle every stage of the design, development and installation of photovoltaic systems on Oahu, Maui, Kauai, Molokai, Lanai and the Big Island. The acquisition provides the Company with an immediate entry into a major market that has the highest electricity rates in the U.S. – three times higher than the national average. These high rates provide compelling economics for homeowners and businesses to adopt solar photovoltaic systems. These qualitative factors have led to the recognition of acquired goodwill, which is not expected to be deductible for tax purposes.

The acquisition of Sunetric has been accounted for in accordance with the acquisition method of accounting. The amounts in the table below represent the preliminary allocation of the provisional purchase consideration transferred and are allocated to Sunetric’s assets and liabilities based on their estimated fair value as of May 14, 2014. The final determinations of the purchase consideration transferred allocations may be significantly different from the preliminary estimates used in these unaudited condensed consolidated financial statements. Changes to separately identified tangible and intangible assets and liabilities may result in corresponding adjustments to goodwill. The Company is in the process of finalizing third-party valuation studies of these acquired assets and assumed liabilities. The Company believes the separately identifiable intangibles may eventually include non-compete agreements, production backlogs, and trademarks. Since the valuations of these intangibles have not been finalized, the amortization expense recorded for these intangibles was estimated for all periods presented in these unaudited condensed consolidated financial statements.

In thousands	Amount
Assets:
Cash	$185
Accounts receivable	1,466
Costs in excess of billings on uncompleted contracts	1,517
Inventory	1,661
Other current assets	199

Total current assets	5,028
Property and equipment	168
Intangibles	4,630
Goodwill	9,624
Other assets	555

Total assets acquired	$20,005

Liabilities:
Accounts payable	$2,865
Accrued liabilities	752
Billings in excess of costs on uncompleted contracts	1,552
Deferred revenue and other current liabilities	36

Total current liabilities	5,205
Other liabilities	3,207

Total liabilities assumed	8,412

Total provisional purchase consideration transferred	$11,593

At May 14, 2014, with regards to the acquired accounts receivable, the gross contractual amount receivable was $1.6 million, the estimated fair value was $1.5 million, and the best estimate of the contractual cash flows not expected to be collected was $0.1 million due to estimated uncollectible accounts.

The estimated acquired intangibles, based on preliminary third-party valuation studies, are comprised of a customer-related intangible, production backlog, of $3.26 million, and marketing-related intangibles, such as trademarks of $1.24 million and a non-compete agreement of $0.13 million, the fair values of which were preliminarily estimated using traditional discounted future cash flow models. The preliminary estimated useful lives assigned to these intangibles are as follows: production backlog – 12 months; trademarks – 120 months; and non-compete agreement – 24 months. The production backlog and non-compete agreement intangibles are amortized on a straight-line basis and the trademarks are amortized as their benefits are realized based on discounted future cash flow analyses.

We included Sunetric’s financial results in our condensed consolidated financial statements from May 14, 2014. Consequentially, $3.1 million of net revenue and $0.2 million of net losses attributable to Sunetric are included in our condensed consolidated statement of operations for the three and six months ended June 30, 2014.

The following is supplemental unaudited interim pro forma information for the Mercury and Sunetric acquisitions as if the Company had issued 11.6 million shares of its Class A common stock to acquire these businesses on January 1, 2013. Pro forma net losses reflect, among other adjustments, the following significant adjustments:

1)	Decreased by $665,000 for each of the three and six months ended June 30, 2014 to removed historical amortization expense related to acquired intangibles;

2)	Increased by $33,000 and $1,001,000 for the three months ended June 30, 2014 and 2013, respectively, and $100,000 and $2,002,0000 for the six months ended June 30, 2014 and 2013, respectively, to reflect pro forma amortization expense related to acquired intangibles; and

3)	Decreased by $134,000 and $2,435,000 for the three and six months ended June 30, 2014, to exclude historical nonrecurring acquisition-related costs.

All pro forma adjustments are based on currently available information and upon assumptions that we believe are reasonable in order to reflect, on a supplemental pro forma basis, the impact of these acquisition on our historical financial information.

	Supplemental Pro Forma (Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2014	2013	2014	2013
Net revenue	$37,623	$32,943	$66,444	$59,111

Net loss (a)	$(20,246)	$(3,052)	$(33,185)	$(9,775)

Net loss per share – basic and diluted	$(0.42)	$(0.08)	$(0.69)	$(0.25)

a)	The net loss for the three and six months ended June 30, 2014 includes $18.8 million of goodwill and other asset impairment charges. See Note 12. Goodwill and Other Asset Impairments.

12. Goodwill and Other Asset Impairments

Due to the continuing significant losses generated by, and the forecast for, the Company’s commercial segment, the Company performed impairment analyses of its goodwill and other intangibles. Based on discounted future cash flows valuation analyses, as adjusted by judgmental qualitative factors (level 3 of the fair value hierarchy), the Company determined that all of the Mercury preliminary estimated goodwill and intangibles of $18.1 million and $0.3 million, respectively, plus $0.4 million of the Syndicated goodwill related to its commercial operations were impaired at June 30, 2014. The total noncash impairment charge of $18.8 million was reported in goodwill and other asset impairments on the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2014.

13. Segment Information

During the three months ended June 30, 2014, the Company’s management structure and divisional economic characteristics changed, resulting in the creation of four reportable segments: (1) Residential – the installation of solar systems for homeowners, including lease financing thereof; (2) Commercial – the installation of solar systems for business owners; (3) Sunetric – the installation of solar systems for both homeowners and business owners in Hawaii; and (4) Other – retail store and corporate operations.

Financial information for the Company’s segments and a reconciliation of the total of the reportable segments’ income (loss) from operations (measures of profit or loss) to the Company’s consolidated net loss are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2014	2013	2014	2013
Net revenue:
Residential	$15,942	$10,719	$29,216	$21,478
Commercial	15,544	8,761	23,920	14,515
Sunetric	3,071	—	3,071	—
Other	623	1,186	1,116	1,465

Consolidated net revenue	35,180	20,666	57,323	37,458

Income (loss) from operations:
Residential	(2,930)	(1,332)	(6,730)	(2,295)
Commercial (a)	(21,829)	52	(24,191)	(142)
Sunetric	(184)	—	(184)	—
Other	(3,474)	(1,891)	(7,246)	(4,100)

Consolidated loss from operations	(28,417)	(3,171)	(38,351)	(6,537)

Reconciliation of consolidated loss from operations to consolidated net loss:
Interest and other expense, net	(234)	(427)	(455)	(854)
Change in valuation of warrants	6,082	690	1,415	690
Income tax benefit	(1,214)	—	(1,208)	—

Net loss	$(21,355)	$(2,908)	$(36,183)	$(6,701)

a)	The loss from operations for the commercial segment includes a noncash goodwill and other asset impairment charge of $18.8 million for each of the three and six months ended June 30, 2014. See Note 12. Goodwill and Other Asset Impairments.

The following is a reconciliation of reportable segments’ assets to the Company’s consolidated total assets. The other segment includes certain unallocated corporate amounts.

(in thousands)	June 30, 2014	December 31, 2013
Total assets:
Residential	$21,951	$22,853
Commercial	21,342	6,606
Sunetric	19,475	—
Other	4,371	14,309

	$67,139	$43,768

The following is a summary of reportable segments’ expenditures for additions to long-lived assets, including those related to the acquisition of businesses.

(in thousands)	June 30, 2014	December 31, 2013
Expenditures for additions to long-lived assets:
Property and equipment:
Residential	$1,187	$1,174
Commercial	351	2
Sunetric	155	—
Other	2,035	1,908

Total expenditures for additions to long-lived assets	$3,728	$3,084

14. Subsequent Events

On July 2, 2014, the Company entered into a definitive agreement to raise approximately $7.0 million from a private placement financing transaction. Under the terms of the agreement, the Company issued units consisting of an aggregate of 2,919,301 shares of its Class A common stock and warrants to purchase up to 1,313,686 additional shares of the Company’s Class A common stock, at a price of $2.40 per unit. The warrants have an exercise price of $3.19 per share and are exercisable beginning six months after issuance for a period of five years thereafter.

The transaction closed on July 9, 2014, with the Company receiving net proceeds of approximately $6.4 million. The Company intends to use the net proceeds for general working capital purposes and to support the launch of its residential leasing platform.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

We recommend users read the following discussion and analysis of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this document. This section is designed to provide information that will assist in understanding our condensed consolidated financial statements, changes in certain items in those statements from period to period, the primary factors that caused those changes and how certain accounting principles, policies and estimates affect the condensed consolidated financial statements.

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

We, including our predecessors, have more than 35 years of experience in residential solar energy and trace our roots to 1978, when Real Goods Trading Corporation sold the first solar photovoltaic panels in the United States. We have designed and installed more than 19,000 residential and commercial solar systems since our founding. Our focused customer acquisition approach and our efficiency in converting customer leads into sales enable us to have what we believe are competitive customer acquisition costs that we continuously focus on improving.

During the three months ended June 30, 2014, the Company’s management structure and divisional economic characteristics changed, resulting in the creation of four reportable segments: (1) Residential – the installation of solar systems for homeowners, including lease financing thereof; (2) Commercial – the installation of solar systems for business owners; (3) Sunetric – the installation of solar systems for both homeowners and business owners in Hawaii; and (4) Other – retail store and corporate operations. We believe this new structure will enable us to more effectively manage our operations.

We continue to expect strong demand for residential solar installations and, accordingly, plan to shift our focus away from commercial and towards the evolving residential market, including lease financing of such installations.

Recent Developments

On July 2, 2014, the Company entered into a definitive agreement to raise approximately $7.0 million from a private placement financing transaction. Under the terms of the agreement, the Company issued units consisting of an aggregate of 2,919,301 shares of its Class A common stock and warrants to purchase up to 1,313,686 additional shares of the Company’s Class A common stock, at a price of $2.40 per unit. The warrants have an exercise price of $3.19 per share and are exercisable beginning six months after issuance for a period of five years thereafter. The transaction closed on July 9, 2014, with the Company receiving net proceeds of approximately $6.4 million. The Company will use the net proceeds for general working capital purposes and to support the launch of its residential leasing platform.

Results of Operations

The following table sets forth certain financial data as a percentage of revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	89.0%	76.9%	87.5%	75.0%

Gross profit	11.0%	23.1%	12.5%	25.0%

Expenses:
Selling and operating	26.4%	29.4%	30.4%	32.9%
General and administrative	11.7%	9.0%	12.0%	9.6%
Acquisition-related and other costs	0.4%	—%	4.3%	—%
Goodwill and other asset impairments	53.3%	—%	32.7%	—%

Total expenses	91.8%	38.4%	79.4%	42.5%

Loss from operations	(80.8)%	(15.3)%	(66.9)%	(17.5)%
Interest and other expense, net	(0.7)%	(2.1)%	(0.8)%	(2.2)%
Change in valuation of warrants	17.3%	3.3%	2.5%	1.8%
Income tax benefit	(3.5)%	—%	(2.1)%	—%

Net loss	(60.7)%	(14.1)%	(63.1)%	(17.9)%

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Net revenue. Net revenue increased $14.5 million, or 70.2%, to $35.2 million during the three months ended June 30, 2014 from $20.7 million during the three months ended June 30, 2013. Net revenue for our residential segment increased $5.2 million, or 48.7%, to $15.9 million during the three months ended June 30, 2014 from $10.7 million during three months ended June 30, 2013. The residential segment increased megawatts installed by 1.3 megawatts, 46%, to 4.2 megawatts during the three months ended June 30, 2014 from 2.9 megawatts during the three months ended June 30, 2013. Net revenue for our commercial segment increased $6.7 million, or 77.4%, to $15.5 million during the three months ended June 30, 2014 from $8.8 million during the three months ended June 30, 2013. The commercial segment increased megawatts installed by 3.7 megawatts, or 136%, to 6.4 megawatts during the three months ended June 30, 2014 from 2.7 megawatts during the three months ended June 30, 2013. Net revenue for our Sunetric segment was $3.1 million and represents the installment of 0.84 megawatts since we acquired it on May 14, 2014.

Gross profit. Gross profit decreased $0.9 million, or 19.0%, to $3.9 million or 11.0% of net revenue during the three months ended June 30, 2014 from $4.8 million or 23.1% of net revenue during the three months ended June 30, 2013. Gross profit for our residential segment increased $0.3 million, or 10.9%, to $3.5 million or 22.0% of net revenue during the three months ended June 30, 2014 from $3.2 million or 29.6% of net revenue during the three months ended June 30, 2013. The decrease in the residential segment’s gross profit margin percentage was due to lower average sales prices and excess construction capacity ahead of anticipated growth. Gross profit for our commercial segment decreased $1.8 million, or 153.4%, to $(0.6) million or (4.1)% of net revenue during the three months ended June 30, 2014 from $1.2 million or 13.6% of net revenue during the three months ended June 30, 2013. The decrease in the commercial segment’s gross profit was primarily the result of competition for projects in the commercial solar EPC market and negative margins arising from installations for a certain large home builder. Gross profit for our Sunetric segment was $0.8 million or 26.3% of net revenue during the period since acquisition.

Selling and operating expenses. Selling and operating expenses increased $3.2 million, or 52.3%, to $9.3 million or 26.4% of net revenue during the three months ended June 30, 2014 from $6.1 million or 29.4% of net revenue during the three months ended June 30, 2013. Selling and operating expenses for our residential segment increased $1.6 million, or 36.7%, to $5.9 million or 37.1% of net revenue during the three months ended June 30, 2014 from $4.3 million or 40.4% of net revenue during the three months ended June 30, 2013. The increase in the residential segment’s selling and operating expenses was attributable to investments in sales and sales support infrastructure. Selling and operating expenses for our commercial segment increased $0.7 million, or 69.3%, to $1.8 million or 11.7% of net revenue during the three months ended June 30, 2014 from $1.1 million or 12.2% of net revenue during the three months ended June 30, 2013. The increase in the commercial segment’s selling and operating expenses was due to the acquisition of Mercury. Selling and operating expenses for our Sunetric segment were $1.0 million or 31.1% of net revenue during the period since acquisition.

General and administrative expenses. General and administrative expenses increased $2.3 million, or 121.9%, to $4.1 million or 11.7% of net revenue during the three months ended June 30, 2014 from $1.9 million or 9.0% of net revenue during the three months ended June 30, 2014. General and administrative expenses for our residential segment increased $0.3 million, or 205.2%, to $0.5 million or 3.3% of net revenue during the three months ended June 30, 2014 from $0.2 million or 1.6% of net revenue during the three months ended June 30, 2013. General and administrative expenses for our commercial segment increased $0.5 million, or 803.0%, to $0.6 million or 3.9% of net revenue during the three months ended June 30, 2014 from $0.1 million or 0.8% of net revenue during the three months ended June 30, 2013. The increase in the commercial segment’s general and administrative expenses was primarily the result of Mercury. General and administrative expenses for our Sunetric segment were $0.04 million or 1.1% of net revenue during the period since acquisition. General and administrative expenses for our other segment increased $1.3 million, or 82.4%, to $2.9 million or 471.4% of net revenue during the three months ended June 30, 2014 from $1.6 million or 135.7% of net revenue during the three months ended June 30, 2013. The increase in the other segment’s general and administrative expenses was primarily due to corporate overhead, such as noncash share-based compensation, related to the acquisition and integration of business acquisitions.

Acquisition-related and other costs. Acquisition-related and other costs were $0.1 million for the three months ended June 30, 2014 and were comprised of acquisition and integration costs of $1.1 million related to Mercury and Sunetric, partially offset by a $1.0 million reduction in estimate for Mercury acquisition-related costs.

Goodwill and other asset impairments. Goodwill and other asset impairments were $18.8 million during the three months ended June 30, 2014 and represent the commercial segment’s noncash impairment at June 30, 2014 of the Mercury preliminary estimated goodwill and intangibles of $18.1 million and $0.4 million, respectively, plus $0.3 million of the Syndicated estimated goodwill related to its commercial operations. These impairments were necessitated by the continuing losses generated by and the forecast for our commercial segment.

Interest and other expense, net. Interest and other expense, net decreased $0.2 million to $0.2 million during the three months ended June 30, 2014 from $0.4 million during the three months ended June 30, 2013. The decrease reflects the gain on sale of an asset that had a carrying value of zero.

Change in valuation of warrants. We recorded noncash income of $6.1 million during the three months ended June 30, 2014 due to fair value adjustments to the carrying value of the common stock warrant liabilities.

Income tax benefit. Income tax benefit was $1.2 million during the three months ended June 30, 2014 and zero during the three months ended June 30, 2013 primarily as a result of changes to tax valuation allowances. The 2014 income tax benefit represents the portion of the change in the tax valuation allowance related to the preliminary estimated net deferred tax liabilities established as part of the provisional purchase consideration transferred allocation for Sunetric.

Net loss. As a result of the above factors, our net loss during the three months ended June 30, 2014 was $21.4 million, or $0.46 per share, as compared to a net loss of $2.9 million, or $0.11 per share, during the three months ended June 30, 2013.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Net revenue. Net revenue increased $19.9 million, or 53.0%, to $57.3 million during the six months ended June 30, 2014 from $37.5 million during the six months ended June 30, 2013. Net revenue for our residential segment increased $7.7 million, or 36.0%, to $29.2 million during the six months ended June 30, 2014 from $21.5 million during six months ended June 30, 2013, primarily due to the completion of the Syndicated production backlog and increased sales territories related to Syndicated, partially offset by lower average sales prices. The residential segment increased megawatts installed by 2.2 megawatts, or 38%, to 7.9 megawatts during the three months ended June 30, 2014 from 5.7 megawatts during the six months ended June 30, 2013. Net revenue for our commercial segment increased $9.4 million, or 64.8%, to $23.9 million during the six months ended June 30, 2014 from $14.5 million during the six months ended June 30, 2013, mostly as a result of the Mercury acquisition. The commercial segment increased megawatts installed by 4.6 megawatts, or 103%, to 9.1 megawatts during the six months ended June 30, 2014 from 4.4 megawatts during the six months ended June 30, 2013. Net revenue for our Sunetric segment was $3.1 million and represents the installment of 0.84 megawatts since we acquired it on May 14, 2014.

Gross profit. Gross profit decreased $2.2 million, or 23.6%, to $7.2 million or 12.5% of net revenue during the six months ended June 30, 2014 from $9.4 million or 25.0% of net revenue during the six months ended June 30, 2013. Gross profit for our residential segment decreased $0.7 million, or 10.2%, to $6.2 million or 21.1% of net revenue during the six months ended June 30, 2014 from $6.9 million or 32.0% of net revenue during the six months ended June 30, 2013. The decrease in the residential segment’s gross profit was due to lower average sales prices, investment in excess construction capacity ahead of anticipated growth, and labor inefficiencies arising from weather delays. Gross profit for our commercial segment decreased $2.2 million, or 107.8%, to $(0.2) million or (0.7)% of net revenue during the six months ended June 30, 2014 from $2.0 million or 14.1% of net revenue during the six months ended June 30, 2013. The decrease in the commercial segment’s gross profit was primarily the result of competitive pricing pressures, negative margins arising from installations for a certain large home builder, and weather delays. Gross profit for our Sunetric segment was $0.8 million or 26.3% of net revenue during the period since acquisition.

Selling and operating expenses. Selling and operating expenses increased $5.1 million, or 41.6%, to $17.4 million or 30.4% of net revenue during the six months ended June 30, 2014 from $12.3 million or 32.9% of net revenue during the six months ended June 30, 2013. Selling and operating expenses for our residential segment increased $3.1 million, or 34.9%, to $11.9 million or 40.6% of net revenue during the six months ended June 30, 2014 from $8.8 million or 41.0% of net revenue during the six months ended June 30, 2013. The increase in the residential segment’s selling and operating expenses was attributable to infrastructure investments in sales and operations. Selling and operating expenses for our commercial segment increased $1.8 million, or 88.9%, to $3.9 million or 16.2% of net revenue during the six months ended June 30, 2014 from $2.1 million or 14.1% of net revenue during the six months ended June 30, 2013. The increase in the commercial segment’s selling and operating expenses was due to the acquisition of Mercury. Selling and operating expenses for our Sunetric segment were $1.0 million or 31.1% of net revenue during the period since acquisition.

General and administrative expenses. General and administrative expenses increased $3.3 million, or 91.8%, to $6.9 million or 12.0% of net revenue during the six months ended June 30, 2014 from $3.6 million or 9.6% of net revenue during the six months ended June 30, 2014. General and administrative expenses for our residential segment increased $0.7 million, or 182.2%, to $1.0 million or 3.5% of net revenue during the six months ended June 30, 2014 from $0.4 million or 1.7% of net revenue during the six months ended June 30, 2013. General and administrative expenses for our commercial segment increased $1.3 million, or 901.4%, to $1.4 million or 5.9% of net revenue during the six months ended June 30, 2014 from $0.1 million or 1.0% of net revenue during the six months ended June 30, 2013. The increase in the commercial segment’s general and administrative expenses was primarily the result of the acquisition of Mercury. General and administrative expenses for our Sunetric segment were $0.04 million or 1.1% of net revenue during the period since acquisition. General and administrative expenses for our other segment increased $1.3 million, or 43.0%, to $4.4 million or 393.7% of net revenue during the six months ended June 30, 2014 from $3.1 or 209.8% of net revenue during the six months ended June 30, 2013. The increase in the other segment’s general and administrative expenses was primarily due to corporate overhead, such as noncash share-based compensation, related to the acquisition and integration of business acquisitions.

Acquisition-related and other costs. Acquisition-related and other costs were $2.4 million for the six months ended June 30, 2014 and were comprised of acquisition and integration costs related to Mercury and Sunetric.

Goodwill and other asset impairments. Goodwill and other asset impairments were $18.8 million during the six months ended June 30, 2014 and represent the commercial segment’s noncash impairment at June 30, 2014 of the Mercury preliminary estimated goodwill and intangibles of $18.1 million and $0.4 million, respectively, plus $0.3 million of the Syndicated estimated goodwill related to its commercial operations. These impairments were necessitated by the continuing losses generated by and the forecast for our commercial segment.

Interest and other expense, net. Interest and other expense, net decreased $0.4 million to $0.5 million during the six months ended June 30, 2014 from $0.9 million during the six months ended June 30, 2013. The decrease reflects the gain on sale of an asset that had a carrying value of zero.

Change in valuation of warrants. We recorded noncash income of $1.4 million during the six months ended June 30, 2014 due to fair value adjustments to the carrying value of the common stock warrant liabilities.

Income tax benefit. Income tax benefit was $1.2 million during the six months ended June 30, 2014 and zero during the six months ended June 30, 2013 primarily as a result of changes to tax valuation allowances. The 2014 income tax benefit represents the portion of the change in the tax valuation allowance related to the preliminary estimated net deferred tax liabilities established as part of the provisional purchase consideration transferred allocation for Sunetric.

Net loss. As a result of the above factors, our net loss during the six months ended June 30, 2014 was $36.2 million, or $0.82 per share, as compared to a net loss of $6.7 million, or $0.25 per share, during the six months ended June 30, 2013.

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

Liquidity and Capital Resources

Our capital needs arise from working capital required to fund operations, including procurement of materials such as photovoltaic panels and invertors, operating and back office infrastructure maintenance, expansion and improvement, and future growth. These capital requirements depend on numerous factors, including business acquisitions, the ability to attract new solar energy system installation customers, market acceptance of our product offerings, the cost of ongoing upgrades to our product offerings necessary to remain competitive in the marketplace, the level of expenditures for sales and marketing, the level of investment in support systems and facilities and other factors. The timing and amount of these capital requirements are variable and may fluctuate from time to time, as well as varying based on seasonality. We did not have any material commitments for capital expenditures as of June 30, 2014, and we do not presently have any plans for future material capital expenditures.

Several of our wholly owned subsidiaries are parties to a Loan and Security Agreement, dated December 19, 2011, with Silicon Valley Bank (as amended by the First Loan Modification Agreement, dated as of August 28, 2012, the Second Loan Modification and Reinstatement Agreement, dated as of November 13, 2012, the Third Loan Modification Agreement, dated as of March 27, 2013, the Joinder and Fourth Loan Modification Agreement, dated as of September 26, 2013, the Fifth Loan Modification Agreement, dated as of November 5, 2013, and the Joinder and Sixth Loan Modification Agreement, dated as of June 6, 2014, the “Loan Agreement”). As amended, the Loan Agreement provided for a revolving line of credit and a term loan. Currently, the following of our wholly owned subsidiaries are parties to the Loan Agreement: Real Goods Energy Tech, Inc., Real Goods Trading Corporation, Alteris Renewables, Inc., Real Goods Syndicated, Inc., Mercury Energy, Inc., Real Goods Solar, Inc.—Mercury Solar, Elemental Energy, LLC and Sunetric Management LLC.

On June 6, 2014, the parties to the Loan Agreement entered into the Joinder and Sixth Loan Modification Agreement pursuant to which the parties thereto agreed to certain amendments and Mercury Energy, Inc., Real Goods Solar, Inc.—Mercury Solar, Elemental Energy, LLC and Sunetric Management LLC each joined as a party to the Loan Agreement and granted a security interest in substantially all its assets to Silicon Valley Bank. The Joinder and Sixth Loan Modification Agreement extended the maturity date of the Loan Agreement to January 31, 2015, reset financial covenants and made other conforming and administrative amendments to the Loan Agreement, For the Joinder and Sixth Loan Modification Agreement, we will pay Silicon Valley Bank fully earned modification and extension fees of $80,000 no later than September 30, 2014, plus reimburse Silicon Valley Bank for certain expenses.

As amended, the amount of available credit under the revolving line of credit is $6.5 million, subject to the Borrowing Base (as defined in the Loan Agreement) of 75% of Eligible Accounts (as defined in the Loan Agreement). The interest rate on borrowings under the revolving line of credit is the greater of (a) the greater of the bank’s prime rate or 4.00%, plus 4.00 and (b) 8.00%. The interest rate accruing on borrowings under the revolving line of credit during a Streamline Period (as defined in the Loan Agreement) is the greater of (i) the greater of the bank’s prime rate or 4.00%, plus 2.00%, and (ii) 6.00%.

Under the Fifth Loan Modification Agreement, Silicon Valley Bank agreed to extend to the borrowers a term loan of up to $2.0 million under the terms of the Loan Agreement in addition to the $6.5 million revolving line of credit. The term loan matures on September 29, 2014. The borrowers are required to make monthly payments of interest only with respect to the term loan with the aggregate principal balance of the term loan, together with any accrued but unpaid interest, due and payable on the maturity date. The borrowers may prepay the term loan in whole or in part at any time without penalty. Borrowings under the term loan bear interest at (a) the greater of the bank’s prime rate or 4.00%, plus (b) 2.00% (or 10.00% during an event of default). The borrowers are obligated to pay to Silicon Valley Bank a final payment fee of $150,000 on or before the term loan maturity date. In addition, at any time when (a) the borrowers’ unrestricted cash at Silicon Valley Bank, less (b) all outstanding obligations of borrowers owed to Silicon Valley Bank, is less than $2.0 million, the borrowers’ availability under the revolving line of credit will be reduced by an amount equal to the outstanding principal balance of the term loan.

As of June 30, 2014, the borrowers under the Silicon Valley Bank Loan Agreement were not in compliance with the covenants under the Silicon Valley Bank Loan Agreement requiring the Company to comply with the minimum liquidity ratio covenant and the minimum EBITDA financial covenant for the compliance period ended June 30, 2014. On August 19, 2014, the Company and the borrowers under the Silicon Valley Bank Loan Agreement entered into a Waiver Agreement with Silicon Valley Bank pursuant to which Silicon Valley Bank waived the Company’s failure to comply with those financial covenants for the quarterly compliance period ended June 30, 2014.

We have also received loans from Riverside. Riverside loaned us $3.0 million on May 4, 2012 and $150,000 on June 20, 2012. The maturity dates for both of these loans have been extended to March 31, 2015. The loans bear interest at a rate of 10%. As of June 30, 2014, we owed $3.8 million to Riverside on these loans, including $0.7 million of accrued interest. We have not paid any interest or principal on Riverside’s loan. On April 30, 2014, we repaid in full the principal amount plus accrued interest, totaling $1.1 million, on another loan from Riverside extended to us under the Loan Commitment, dated as of November 13, 2012. Riverside owns approximately 16% of our Class A common stock. Pursuant to the terms of a Shareholders Agreement, Riverside has the right to designate a certain number of individuals for appointment or nomination to our board of directors, tied to its ownership of our Class A common stock.

At June 30, 2014, there was approximately $3.5 million of available borrowing capacity under our revolving line of credit with Silicon Valley Bank. We also had $7.0 million of net working capital, including $1.7 million of cash. We continue to pursue operational improvements to reduce our operating cash requirements. Operational initiatives to reduce costs include productivity enhancements and process improvements within support functions, greater project level control over working capital deployed, and higher levels of labor utilization. While there can be no assurances, we believe that our existing capital resources along with cost savings associated with operational improvements will be sufficient to fund our continuing operations, execute on our business plan and meet our current debt repayment obligations until June 30, 2015. However, no assurance can be given that we will achieve those objectives. Further, our projected cash needs may change as a result of unforeseen operational difficulties or other factors.

On July 9, 2014, we closed a private placement of equity securities in which we issued units consisting of an aggregate of 2,919,301 shares of our Class A common stock and warrants to purchase up to 1,313,686 additional shares of our Class A common stock for net proceeds of approximately $6.4 million. We will use the net proceeds for general working capital purposes and to support the launch of our residential leasing platform. As of August 18, 2014, the Company had cash on hand of approximately $5.0 million.

We are required to satisfy the financial covenants discussed above, as well as others, as of the end of each fiscal quarter. There can be no assurance that we will be able to satisfy these covenants in future fiscal periods. We may need to negotiate with SVB to amend the SVB Loan to reset the financial covenants. There can be no assurance that we will be successful in doing so or that such amendments will be on favorable terms to us. SVB has the ability to call an event of default under the SVB Loan and require us to repay all outstanding indebtedness under the SVB Loan or to exercise other rights under the SVB Loan, including collecting default interest, no longer extending credit to us, and exercising its rights with respect to the collateral securing the obligations under the SVB Loan. We believe that we presently have sufficient funds or the ability to raise future funds, either through a borrowing or the sale of additional equity, to repay the outstanding indebtedness under the SVB Loan. However, no assurance can be given that we will be able to raise future funds on terms as favorable as the present SVB credit facility or in an amount sufficient to fund our future growth. In addition, while we have been successful in the past in obtaining new financing, there is no assurance that we will be able to raise any new funds in the future. If our operational initiatives are not successful in significantly reducing our historical loss from operations during the second half of 2014, or if we encounter unplanned operational difficulties, we may not have sufficient funds to repay any outstanding borrowings as they come due or to fund our operating cash needs for the next twelve months. These circumstances would require us to obtain financing from another source or raise additional capital through debt or equity financing, if available to us. There can be no assurance that we will successfully obtain new financing.

Cash Flows

The following table summarizes our primary sources (uses) of cash during the periods presented:

	Six Months Ended June 30,
(in thousands)	2014	2013
Net cash provided by (used in):
Operating activities	$(24,659)	$(5,401)
Investing activities	11,419	(16)
Financing activities	2,475	1,886

Net change in cash	$(10,765)	$(3,531)

Operating activities. Our operating activities used net cash of $24.7 million and $5.4 million during the six months ended June 30, 2014 and 2013, respectively. Our net cash used in operating activities during the six months ended June 30, 2014 was primarily due to our net loss, as adjusted by noncash items, of $16.4 million, increased accounts receivable and deferred costs on uncompleted contracts of $7.1 million and $2.0 million, respectively, and decreased billings in excess of costs on uncompleted contracts of $2.5 million, partially offset by increased accounts payable and accrued liabilities of $2.5 million and decreased other assets and costs in excess of billings on uncompleted contracts of $0.5 million and $0.4 million, respectively. Net cash used in operating activities includes approximately $2.2 million related to the payment of acquired Sunetric liabilities. Our net cash used in operating activities during the six months ended June 30, 2013 was primarily due to decreased accounts payable and accrued liabilities of $7.1 million and our net loss as adjusted by noncash items of $6.4 million, partially offset by decreased accounts receivable and costs in excess of billings on uncompleted contracts of $3.7 million and $2.5 million, respectively, and decreased other current assets and inventory of $1.3 million and $1.0 million, respectively.

Investing activities. Our investing activities provided net cash of $11.4 million and $16,000 during the six months ended June 30, 2014 and 2013, respectively. Our net cash provided by investing activities during the six months ended June 30, 2014 was primarily the result of cash of $12.0 million from acquired businesses, partially offset by $0.6 million for the acquisition of property and equipment. Our net cash used in investing activities during the six months ended June 30, 2013 was for the acquisition of property and equipment.

Financing activities. Our financing activities provided net cash of $2.5 million and $1.9 million during the six months ended June 30, 2014 and 2013, respectively. Our net cash provided by financing activities during the six months ended June 30, 2014 reflected net borrowings on our revolving line of credit of $3.0 million and proceeds from the exercise of warrants and options of $0.5 million, partially offset by the repayment of related party debt of $1.0 million. Our net cash provided by financing activities during the six months ended June 30, 2013 reflected the net proceeds from the issuance of common stock of $8.4 million, partially offset by net payments on our revolving line of credit of $6.5 million and on other debt and capital lease obligations of $0.1 million.

Non-GAAP Measure — Adjusted EBITDA

Adjusted EBITDA is not a financial measure calculated and presented in accordance with GAAP and should not be considered as an alternative to net income or any other financial measures so calculated and presented, nor as an alternative to cash flow from operating activities as a measure of liquidity. We define Adjusted EBITDA as net income or loss before income taxes, change in valuation of warrants, interest and other expenses, goodwill and other asset impairments, acquisition-related and other costs (including integration costs), share-based compensation, and depreciation and amortization. Other companies (including competitors) may define Adjusted EBITDA differently. We present Adjusted EBITDA because we believe it is an important supplemental measure of performance that is commonly used by securities analysts, investors, and other interested parties in the evaluation of companies in our industry. We also use this information internally for forecasting and budgeting. It may not be indicative of our historical results nor is it intended to be predictive of potential future results. Investors should not consider Adjusted EBITDA in isolation or as a substitute for analysis of our results as reported under GAAP. The table below reconciles our Net loss to Adjusted EBITDA for each indicated period:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2014	2013	2014	2013
	(unaudited)		(unaudited)
Net loss	$(21,355)	$(2,908)	$(36,183)	$(6,701)
Exclude:
Income tax benefit	(1,214)	—	(1,208)	—
Change in valuation of warrants	(6,082)	(690)	(1,415)	(690)
Interest and other expense	234	427	455	854
Goodwill and other asset impairments	18,766	—	18,766	—
Acquisition-related and other costs	134	—	2,435	—
Share-based compensation	1,809	80	2,012	208
Depreciation and amortization	825	221	1,605	411

Adjusted EBITDA	$(6,883)	$(2,870)	$(13,533)	$(5,918)

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

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the three and six months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we are involved in legal proceedings that we consider to be in the normal course of business. We do not believe that any of these proceedings will have a material adverse effect on our business.

We have been notified by one of our commercial customers that the customer is claiming certain liquidated damages under the terms of their agreement with us and, in connection with that claim, is withholding certain receivables payments. We are in the process of analyzing these claims and working through the dispute resolution process with the customer. There is currently no active litigation with respect to this matter.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On May 12, 2014, we issued 325,140 shares of our Class A common stock to Syndicated Solar, Inc. pursuant to the terms of the Asset Purchase Agreement, dated as of August 9, 2013, by and among us, Real Goods Syndicated, Inc., two Syndicated Solar, Inc. entities and Justin Pentelute, the owner of Syndicated Solar, Inc., as previously disclosed in our Quarterly Report on Form 10-Q filed on May 15, 2014.

On May 14, 2014, we issued 3,425,393 shares of our Class A common stock to the sellers under the Membership Interest Purchase Agreement, dated as of March 26, 2013, as amended, by and among us, Elemental Energy LLC doing business as Sunetric, and the owners of Elemental Energy LLC, Sean Mullen, Beth-Ann Mullen, and Alexander Tiller, as previously disclosed in our Current Report on Form 8-K filed on May 16, 2014.

On June 6, 2014, we issued a warrant to Silicon Valley Bank pursuant to the terms of the Joinder and Sixth Loan Modification Agreement, dated as of June 6, 2014, by and among several of our wholly-owned subsidiaries and Silicon Valley Bank, as previously disclosed in our Current Report on Form 8-K filed on June 11, 2014. The warrant is exercisable into 82,627 shares of our Class A common stock at an exercise price of $2.36 per share, subject to adjustment, and expires June 5, 2021. The issuance of the warrant was not a “public offering” as defined in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and met the requirements to qualify for exemption under Regulation D promulgated under the Securities Act. We issued the warrant to one of our creditors as part consideration for entering into an amendment of an existing agreement. Silicon Valley Bank represented in writing, among other things, that it acquired the warrant for its own account for investment purposes and that it was an accredited investor. A legend was placed on the warrant certificate, and will be placed on the stock certificates for the shares of our Class A common stock issuable upon exercise of the warrant, stating that the securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without registration or an exemption therefrom.

Item 6.	Exhibits

a)	Exhibits.

Exhibit No.	Description

2.1†*	First Amendment to Membership Purchase Agreement, dated May 14, 2014, by and among Real Goods Solar, Inc., Elemental Energy LLC, Sean Mullen, Beth-Ann Mullen, and Alexander Tiller (incorporated by reference to Exhibit 2.2 to Real Goods Solar, Inc.’s Current Report on Form 8-K filed May 16, 2014 (No. 001-34044)

4.1*	Warrant to Purchase Stock, dated June 6, 2014, issued by Real Goods Solar, Inc. to Silicon Valley Bank

10.1*	Settlement and Release Agreement, dated May 12, 2014, by and among Real Goods Solar, Inc., Real Goods Syndicated, Inc., Syndicated Solar, Inc. (Delaware), Syndicated Solar, In. (California) and Justin Pentelute

10.2*	Joinder and Sixth Loan Modification Agreement, dated June 6, 2014, among Real Goods Energy Tech, Inc., Real Goods Trading Corporation, Alteris Renewables, Inc., Real Goods Syndicated, Inc., Mercury Energy, Inc., Real Goods Solar, Inc. - Mercury Solar, Elemental Energy, LLC, Sunetric Management LLC and Silicon Valley Bank

10.3*	Intellectual Property Security Agreement, dated June 6, 2014, among Mercury Energy, Inc., Real Goods Solar, Inc. - Mercury Solar, Elemental Energy, LLC, Sunetric Management LLC and Silicon Valley Bank

10.4*	Second Amended and Restated Unconditional Guaranty, dated June 6, 2014, between Real Goods Solar, Inc. and Silicon Valley Bank

10.5*	Second Amended and Restated Security Agreement, dated June 6, 2014, between Real Goods Solar, Inc. and Silicon Valley Bank

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith
**	Furnished herewith
†	This exhibit excludes schedules and exhibits pursuant to Item 601(b)(2) of Regulation S-K, which the registrant agrees to furnish supplementally to the Securities and Exchange Commission upon request by the Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf, by the undersigned, thereunto duly authorized.

Real Goods Solar, Inc.
(Registrant)

Date: August 19, 2014	By:	/s/ Dennis Lacey
Dennis Lacey
Chief Executive Officer (authorized officer)

Date: August 19, 2014	By:	/s/ Anthony DiPaolo
Anthony DiPaolo
Chief Financial Officer
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

2.1†*	First Amendment to Membership Purchase Agreement, dated May 14, 2014, by and among Real Goods Solar, Inc., Elemental Energy LLC, Sean Mullen, Beth-Ann Mullen, and Alexander Tiller (incorporated by reference to Exhibit 2.2 to Real Goods Solar, Inc.’s Current Report on Form 8-K filed May 16, 2014 (No. 001-34044)

4.1*	Warrant to Purchase Stock, dated June 6, 2014, issued by Real Goods Solar, Inc. to Silicon Valley Bank

10.1*	Settlement and Release Agreement, dated May 12, 2014, by and among Real Goods Solar, Inc., Real Goods Syndicated, Inc., Syndicated Solar, Inc. (Delaware), Syndicated Solar, In. (California) and Justin Pentelute

10.2*	Joinder and Sixth Loan Modification Agreement, dated June 6, 2014, among Real Goods Energy Tech, Inc., Real Goods Trading Corporation, Alteris Renewables, Inc., Real Goods Syndicated, Inc., Mercury Energy, Inc., Real Goods Solar, Inc. - Mercury Solar, Elemental Energy, LLC, Sunetric Management LLC and Silicon Valley Bank

10.3*	Intellectual Property Security Agreement, dated June 6, 2014, among Mercury Energy, Inc., Real Goods Solar, Inc. - Mercury Solar, Elemental Energy, LLC, Sunetric Management LLC and Silicon Valley Bank

10.4*	Second Amended and Restated Unconditional Guaranty, dated June 6, 2014, between Real Goods Solar, Inc. and Silicon Valley Bank

10.5*	Second Amended and Restated Security Agreement, dated June 6, 2014, between Real Goods Solar, Inc. and Silicon Valley Bank

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith
**	Furnished herewith
†	This exhibit excludes schedules and exhibits pursuant to Item 601(b)(2) of Regulation S-K, which the registrant agrees to furnish supplementally to the Securities and Exchange Commission upon request by the Commission.