Form 10-Q
period 2014-09-30
Real Goods Solar, Inc.
filed 2014-11-19
CIK 1425565

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 13, 2014
Class A Common Stock ($.0001 par value)	52,025,684

REAL GOODS SOLAR, INC.

FORM 10-Q

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report may contain forward-looking statements that involve risks and uncertainties. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they provide our current beliefs, expectations, assumptions and forecasts about future events, and include statements regarding our future results of operations and financial position, business strategy, budgets, projected costs, plans and objectives of management for future operations. The words “anticipate,” “believe,” “plan,” “estimate,” “expect,” “strive,” “future,” “intend,” “may” and similar expressions as they relate to us are intended to identify such forward-looking statements. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, without limitation, the following:

the continuation and level of government subsidies and incentives for solar energy, the impacts of worsening economic conditions on homeowners and small commercial operation that may limit their ability and desire to invest in solar systems, changing and updating technologies and the issues presented by these new technologies related to customer demand and our product offering, the rates charged by electric utilities that may impact the desirability of our product to customers, the impact of a drop in the price of conventional energy on demand for solar energy systems, new regulations impacting solar installations including electric codes, access to electric grids, the willingness of electric utilities to allow interconnections and other regulations affecting energy consumption by consumers, customers electing to defer the installation dates of systems, adverse weather conditions inhibiting our ability to install solar systems, our inability to maintain effective internal controls as our business grows, our ability to operate with our existing financial resources and capital available under our debt facility, the impact of our present indebtedness and projected future borrowings on our financial health, our ability to continue to obtain access to financing and financial concessions when needed from financiers, loss of key personnel and ability to attract necessary personnel, adverse outcomes arising from litigation and contract disputes, disruption of our supply chain from equipment manufacturers, construction risks and costs, access to sufficient number of third party integrators, competition, continued access to competitive third party financiers to finance customer solar installations, failure by manufacturers of third party installers to perform under their warranties to us, failure of customers to pay per contractual terms, non-compliance with NASDAQ continued listing standards, volatile market price of our Class A common stock, possibility of future dilutive issuances of securities, anti-takeover provisions in out organizational documents, the significant ownership and voting power of our Class A commons stock held by Riverside, and such other factors as discussed throughout Part I, Item 1A, Risk Factors and Part II, Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2013 and Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Quarterly Reports on Form 10-Q for this quarter and the quarters ended March 31, 2014 and June 30, 2014.

Any forward-looking statement made by us in this report is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Unaudited Interim Condensed Consolidated Financial Statements

We have prepared our unaudited interim condensed consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to these rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In our opinion, the unaudited interim condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly, in all material respects, our consolidated financial position as of September 30, 2014, the interim results of operations for the three and nine months ended September 30, 2014 and 2013, and cash flows for the nine months ended September 30, 2014 and 2013. These interim statements have not been audited. The balance sheet as of December 31, 2013 was derived from our audited consolidated financial statements included in our annual report on Form 10-K. The interim condensed consolidated financial statements contained herein should be read in conjunction with our audited financial statements, including the notes thereto, for the year ended December 31, 2013.

REAL GOODS SOLAR, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share data)	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash	$1,769	$12,449
Accounts receivable, net	11,794	10,655
Inventory, net	6,409	6,402
Deferred costs on uncompleted contracts	4,861	1,318
Other current assets	1,863	1,270
Current assets of discontinued operations	12,412	6,243

Total current assets	39,108	38,337
Property and equipment, net	2,153	2,750
Intangibles, net	3,321	480
Goodwill	11,438	1,867
Other assets	29	—
Noncurrent assets of discontinued operations	1,300	334

Total assets	$57,349	$43,768

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Line of credit	$4,766	$—
Accounts payable	11,366	6,630
Accrued liabilities	3,148	2,926
Billings in excess of costs on uncompleted contracts	1,306	—
Term loan	—	2,000
Related party debt	3,150	4,150
Deferred revenue and other current liabilities	1,191	844
Current liabilities of discontinued operations	10,781	8,452

Total current liabilities	35,708	25,002
Other liabilities	1,122	446
Common stock warrant liability	8,325	15,071
Noncurrent liabilities of discontinued operations	578	—

Total liabilities	45,733	40,519

Commitments and contingencies
Shareholders’ equity:
Class A common stock, $.0001 par value, 150,000,000 shares authorized, 52,024,684 and 36,415,839 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	5	4
Additional paid-in capital	139,933	92,808
Business acquisition consideration to be transferred	2,173	—
Accumulated deficit	(130,495)	(89,563)

Total shareholders’ equity	11,616	3,249

Total liabilities and shareholders’ equity	$57,349	$43,768

See accompanying notes.

REAL GOODS SOLAR, INC.

Condensed Consolidated Statements of Operations

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data)	2014	2013	2014	2013
	(unaudited)		(unaudited)
Net revenue	$18,900	$16,640	$52,302	$39,584
Cost of goods sold	15,706	12,324	41,793	29,148

Gross profit	3,194	4,316	10,509	10,436

Expenses:
Selling and operating	7,010	4,925	19,883	13,781
General and administrative	2,650	1,547	6,245	5,072
Acquisition costs	59	555	876	555
Restructuring costs	355		355
Depreciation and amortization	999	197	2,183	628
Goodwill and other asset impairments	1,365	—	1,365	—

Total expenses	12,438	7,224	30,907	20,036

Loss from continuing operations	(9,244)	(2,908)	(20,398)	(9,600)
Interest and other expense, net	(340)	(243)	(795)	(880)
Change in valuation of warrants	6,789	(402)	8,204	78

Loss before income taxes	(2,795)	(3,553)	(12,989)	(10,402)
Income tax expense (benefit)	(287)	8	(1,496)	17

Loss from continuing operations, net of tax	(2,508)	(3,561)	(11,493)	(10,419)
(Loss)/gain from discontinued operations, net of tax	(2,242)	1,467	(29,439)	1,623

Net loss	$(4,750)	$(2,094)	$(40,932)	$(8,796)

Net (loss)/gain per share – basic and diluted:
From continuing operations	$(0.05)	$(0.12)	$(0.25)	$(0.37)
From discontinued operations	(0.04)	0.05	(0.63)	0.06

Net loss per share – basic and diluted	$(0.09)	$(0.07)	$(0.88)	$(0.31)

Weighted-average shares outstanding:
Basic and diluted	51,055	30,044	46,599	28,276

See accompanying notes.

REAL GOODS SOLAR, INC.

Condensed Consolidated Statements of Cash Flows

	For the Nine Months Ended September 30,
(in thousands except share data)	2014	2013
	(unaudited)
Operating activities
Net loss	$(40,932)	$(8,796)
Loss from discontinued operations	(29,439)	1,623

Loss from continuing operations	(11,493)	(10,419)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities – continuing operations:
Depreciation	394	724
Amortization	1,789	—
Share-based compensation	1,082	284
Goodwill and other asset impairments	1,365	—
Change in valuation of warrants	(8,204)	(355)
Other	125	—
Deferred interest on related party debt	406	610
Bad debt expense	357
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(1,496)	920
Costs in excess of billings on uncompleted contracts		—
Inventory, net	(7)	(2,425)
Deferred costs on uncompleted contracts	(3,543)	—
Other current assets	(593)	—
Other assets	(29)	468
Accounts payable	4,736	(292)
Accrued liabilities	(184)	(2,500)
Billings in excess of costs on uncompleted contracts	1,306	—
Deferred revenue and other current liabilities	347	—
Other liabilities	676	358

Net cash used in operating activities – continuing operations	(12,966)	(12,627)
Net cash provided by (used in) operating activities – discontinued operations	(18,333)	3,955

Net cash used in operating activities	(31,299)	(8,672)

Investing activities
Cash from acquired businesses	11,958	—
Acquisition of subsidiary, net of cash acquired	—	(1,076)
Purchase of property and equipment	(304)	(233)
Proceeds from sale of property and equipment	249

Net cash provided by (used in) investing activities – continuing operations	11,903	(1,309)
Net cash provided by (used in) investing activities – discontinued operations	—	—

Net cash provided by (used in) investing activities	11,903	(1,309)

Financing activities
Principal borrowings (payments) on revolving line of credit, net	4,766	(6,498)
Principal payment on related party debt	(1,000)	—
Principal payments on debt and capital lease obligations, net	(2,000)	(97)
Exercise of warrants, net of issuance costs	409	—
Exercise of stock options	137	74
Proceeds from the sale of common stock and warrants, net	6,404	8,414

Net cash provided by financing activities	8,716	1,893

Net change in cash	(10,680)	(8,088)
Cash at beginning of period	12,449	10,390

Cash at end of period	$1,769	$2,302

Supplemental cash flow information
Income taxes paid	$—	$17
Interest paid	$427	$112
Non-cash items
Issuance of warrants to purchase 82,627 and 212,535 shares, respectively, in conjunction with bank debt extensions	$—	$278
Issuance of 11,354,623 shares of Class A common stock in conjunction with the acquisition of businesses	$37,697	$—
Change in common stock warrant liability in conjunction with exercise of 167,262 warrants	$622	$—
Issuance of 595,214 shares of Class A common stock in conjunction with purchase transaction related retention bonuses	$—	$—
Issuance of 74,860 shares of Class A common stock in conjunction with a purchase transaction related incentive bonus	$141	$—
Common stock warrant liability recorded in conjunction with equity funding	$1,957	$4,037
Issuance of 400,000 shares of Class A common stock issued in conjunction with acquisition of subsidiary	$—	$916
Class A common stock issued in conjunction with debt conversion from related party, 62,111 shares	$—	$100

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

Discontinued Operations

On September 30, 2014, the Company committed to a strategic shift of its business resulting in a plan to sell certain net assets and rights, and attrition of substantially completed contracts over the following twelve months comprising its large commercial installations business. Accordingly, the assets and liabilities, operating results, and operating and investing activities cash flows for the entire Commercial segment are presented as a discontinued operation, separate from the Company’s continuing operations, for all periods presented in these condensed consolidated financial statements and footnotes, unless indicated otherwise. See Note 14. Discontinued Operations.

Liquidity and Financial Resources Update

The Company has experienced recurring losses in recent years, including $11.3 million for the calendar year ended December 31, 2013 and losses from continuing operations of $2.5 million and $11.5 million for the three and nine months ended September 30, 2014, respectively, including a non-cash goodwill and other assets impairment charge of $1.3 million.

As a result of losses, the Company was in technical default of certain covenants contained in its credit facility with Silicon Valley Bank (“SVB”) as of September 30, 2014. On November 19, 2014, the Company and certain of its subsidiaries entered into a Waiver Agreement with SVB with respect to those defaults. See Note 4. Revolving Line of Credit and Term Loan.

The Company is required to satisfy the financial covenants discussed above, as well as others, as of the end of each fiscal quarter. There can be no assurance that the Company will be able to satisfy these covenants in future fiscal periods. The Company will need to negotiate with SVB to amend the SVB Loan (Note 4. Revolving Line of Credit and Term Loan) to reset the financial covenants for 2015. There can be no assurance that the Company will be successful in doing so or that such amendments will be on favorable terms to the Company. If the Company fails to meet these covenants in future fiscal periods and SVB does not waive such failure, SVB will have the ability to call an event of default under the SVB Loan and require the Company to repay all outstanding indebtedness under the SVB Loan or to exercise other rights under the SVB Loan, including collecting default interest, no longer extending credit to the Company, and exercising its rights with respect to the collateral securing the obligations under the SVB Loan. The Company believes that it presently has sufficient funds or the ability to raise future funds, either through a borrowing or the sale of additional equity, to repay the outstanding indebtedness under the SVB Loan. However, no assurance can be given that the Company will be able to raise future funds on terms as favorable as the present SVB credit facility or in an amount sufficient to fund its future growth. In addition, while the Company has been successful in the past in obtaining new financing,

At September 30, 2014, the Company had cash and available borrowings aggregating $3.5 million. In connection with obtaining a waiver from its principal lender for its non-compliance with financial covenants, the Company’s loan commitment was reduced from $6.5 million to $5.5 million.

The company has prepared its business plan for 2015 and believes it has sufficient financial resources to operate for the ensuing 12-month period from September 30, 2014. This plan has the objective of reducing the company’s present operating losses and returning the company to profitable operations in the future. Elements of this plan include, among others, (i) realizing operating costs savings from reductions in staff, (ii) the positive impact of the strategic decision to exit the large commercial segment which operated at both a substantial cash and operating loss, (iii) expanding the company’s sales teams in select markets for additional revenue, (iv) expanding the company’s construction capability both through additional in-house construction crews and authorized third-party integrators to realize the revenue from installation of the company’s backlog, (v) changing the mix of marketing expenditures to achieve a lower cost of acquisition than that employed in prior periods, and (vi) focused internal efforts to convert the Company’s accounts receivable to cash.

there is no assurance that it will be able to raise any new funds in the future. If the Company’s operational initiatives are not successful in significantly reducing its historical loss from continuing operations, or if the Company encounters unplanned operational difficulties, it may not have sufficient funds to repay any outstanding borrowings as they come due or to fund its operating cash needs for the next twelve months. These circumstances would require the Company to obtain financing from another source or raise additional capital through debt or equity financing, if available to the Company. There can be no assurance that the Company will successfully obtain new financing.

2. Significant Accounting Policies

The Company made no changes to its significant accounting policies during the nine months ended September 30, 2014.

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

Certain amounts in the 2013 financial statements have been reclassified to conform to the current year presentation.

Goodwill and Intangibles

The following table sets forth the changes in goodwill for the period December 31, 2013 through September 30, 2014 by segment.

(in thousands)	Residential Segment	Sunetric Segment	Total

Balance at December 31, 2013	$1,867	$442	$1,867
Adjustment (a)	(130)		(130)
Acquisitions (b)	—	9,658	9,658
Impairments (c)	(399)		43

Balance at September 30, 2014	$1,338	$10,100	$11,438

(a)	On May 12, 2014, the terms of the purchase agreement for certain net assets of Syndicated were amended to, among other things, reduce the number of shares of the Company’s Class A common stock given as consideration from 400,000 to 325,140, resulting in a reduction in goodwill of $0.2 million based on the closing market price of the Company’s stock on August 8, 2013, the date immediately prior to when the Company took financial control of the net assets. Additionally, during June 2014, the Company reduced the fair value of tangible assets acquired by $0.1 million due to a change in estimated acquisition date fair value. See Note 11. Business Combinations. See Note 12. Goodwill and Other Asset Impairments. On September 30, 2014 the Company recorded and income tax benefit related to Sunetric.
(b)	Represents preliminary estimated goodwill of $9.7 million related to the acquisitions of Elemental Energy LLC, doing business as Sunetric (“Sunetric”). See Note 11. Business Combinations.
(c)	On June 30, 2014, the Company impaired $0.4 million of the Syndicated goodwill related to its small commercial operations.

The following table represents intangibles subject to amortization by major class at September 30, 2014 and December 31, 2013.

(in thousands)	September 30, 2014	December 31, 2013
Customer-related:
Gross carrying amount	$4,840	1,080
Accumulated amortization	(2,803)	(600)

	$2,037	480

Marketing-related:
Gross carrying amount	$1,370	—
Accumulated amortization	(86)	—

	$1,284	—

Total intangibles	3,321	480

The amortization periods range from 12 to 120 months. Amortization expense was $0.9 million and zero for the three months ended September 30, 2014 and 2013, respectively, and $1.8 million and zero for the nine months ended September 30, 2014 and 2013, respectively. On June 30, 2014, the Company impaired $0.3 million of the customer-related intangibles. See Note 12. Goodwill and Other Asset Impairments.

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

The Company used the following assumptions for its common stock warrants.

	Issuance Date
	June 3, 2013		November 15, 2013		June 6, 2014		July 9, 2014
	At Issuance (a)	September 30, 2014 (a)	At Issuance	September 30, 2014	At Issuance	September 30, 2014	At Issuance	September 30, 2014
Exercise price	$2.75	$2.45	$3.41	$3.41	$2.36	$2.36	$3.19	$3.19
Class A common stock closing market price	$2.70	$1.72	$3.40	$1.72	$2.35	$1.72	$2.55	$1.72
Risk-free rate (b)	1.03%	1.32%	1.54%	1.66%	2.18%	2.14%	1.79%	1.85%
Market price volatility	102.37%	109.12%	102.37%	100.23%	101.72%	100.71%	99.69%	97.02%
Expected average term of warrants (years)	5.00	3.73	5.50	4.69	7.00	6.68	5.50	5.35
Expected dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Probability of change in control	15.0%	15.0%	15.0%	15.0%	15.0%	15.0%	15.0%	15.0%

(a)	The warrants issued on June 3, 2013 had an original exercise price of $2.75. The warrants contain an anti-dilution provision that requires the Company to adjust the number of shares of the Company’s Class A common stock underlying the warrants and the exercise price in the event a subsequent funding transaction results in dilution of the shares. In conjunction with the November 15, 2013 warrant issuance, the exercise price of the warrants was adjusted to $2.50 and the number of warrants issued increased by 172,111 as a result of the anti-dilution provision. Then, related to the July 9, 2014 warrant issuance, the previously adjusted exercise price was adjusted again to $2.45 and the number of warrants issued was increased by another 31,859 as a result of the anti-dilution provision.
(b)	The risk-free rate is based on the Daily Treasury Yield Curve Rates, as calculated by the U.S. Department of the Treasury, for borrowings of the same term.

To reflect changes in the fair values of its outstanding warrants, the Company recorded to its common stock warrant liability, net noncash changes of approximately $6.8 million decrease and $0.4 million increase during the three months ended September 30, 2014 and 2013, respectively, and noncash decreases of $8.2 million and $0.1 million during the nine months ended September 30, 2014 and 2013, respectively. In the event warrants are exercised or expire without being exercised, the fair value is reduced by the number of warrants exercised or expired multiplied by the fair value of each warrant at the time of exercise or expiration, with a credit to additional paid-in capital.

The table below summarizes the Company’s warrant activity for the nine months ended September 30, 2014:

(In thousands, except number of warrants)	Original Warrant Issuance Date
	June 3, 2013	November 15, 2013	June 6, 2014	July 9, 2014	Total
Value of warrants at December 31, 2013	$3,717	$11,354	$—	$—	$15,071
Value of warrants issued	—	—	123	1,957	2,080
Changes in fair value, net	(1,515)	(5,938)	(43)	(709)	(8,204)
Value of warrants exercised and reclassified to equity	(622)	—	—	—	(622)

Value of warrants at September 30, 2014	$1,580	$5,416	$80	$1,248	$8,325

Warrants outstanding at December 31, 2013	1,655,103	5,015,000	—	—	6,670,103
Issuances	—	—	82,627	1,313,686	1,396,313
Anti-dilution adjustments	31,859	—	—	—	31,859
Exercises	(167,262)	—	—	—	(167,262)

Warrants outstanding at September 30, 2014	1,519,700	5,015,000	82,627	1,313,686	7,931,013

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

Recently Issued Accounting Standards

ASU 2014-08

On April 10, 2014, the FASB issued Accounting Standards Update No. 2014-08 (“ASU 2014-08”), Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in the ASU change the criteria for reporting discontinued operations while enhancing disclosures in this area. It also addresses sources of confusion and inconsistent application related to financial reporting of discontinued operations guidance in U.S. GAAP.

Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. Examples include a disposal of a major geographic area, a major line of business, or a major equity method investment.

In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial users with more information about the assets, liabilities, income, and expenses of discontinued operations. The new guidance also requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. This disclosure will provide users with information about the ongoing trends in a reporting organization’s results from continuing operations.

The amendments in ASU 2014-08 are effective for the Company in the first quarter of 2015. The Company has early adopted ASU 2014-08, as permitted on a prospective basis, applying its guidance to the Company’s discontinued operation occurring on September 30, 2014.

ASU 2014-09

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

The amendments in ASU 2014-09 are effective for the Company on January 1, 2017. The Company is assessing the impact of ASU 2014-09 on its consolidated financial statements.

ASU 2014-15

On August 27, 2014, the FASB issued Accounting Standards Update No. 2014-15 (“ASU 2014-15”), Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures.

Under GAAP, financial statements are prepared with the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. Financial reporting under this presumption is commonly referred to as the going concern basis of accounting. The going concern basis of accounting is critical to financial reporting because it establishes the fundamental basis for measuring and classifying assets and liabilities.

Currently, GAAP lacks guidance about management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern or to provide related footnote disclosures. ASU 2014-15 provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes.

The amendments in ASU 2014-15 are effective for the Company on January 1, 2017, with early application permitted for unissued financial statements. The Company is currently assessing the impact of ASU 2014-15 on its consolidated financial statements.

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

The following tables summarize the basis used to measure certain financial assets and liabilities at fair value on a recurring basis in the condensed consolidated balance sheets:

Balance at September 30, 2014 (in thousands)	Total	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Common stock warrant liability	$8,325	$—	$—	$8,325

For the Company’s Level 3 measures, which represent common stock warrants, fair value is based on a Monte Carlo pricing model that is based, in part, upon unobservable inputs for which there is little or no market data, requiring the Company to develop its own assumptions (See Note 2. Significant Accounting Policies). The Company used a market approach to valuing these derivative liabilities.

The following table shows the reconciliation from the beginning to the ending balance for the Company’s common stock warrant liability measured at fair value on a recurring basis using significant unobservable inputs (i.e. Level 3) for the nine months ended September 30, 2014:

(in thousands)	Fair Value Measurements Using Significant Unobservable Inputs
Fair value of common stock warrant liability at December 31, 2013	$15,071
Issuance of common stock warrants	2,080
Exercise of common stock warrants	(622)
Change in the fair value of common stock warrant liability, net	(8,204)

Fair value of common stock warrant liability at September 30, 2014	$8,325

4. Revolving Line of Credit and Term Loan

Under a loan agreement, as amended (the “SVB Loan”), with SVB, the Company has a revolving line of credit that provides for advances not to exceed $5.5 million based upon a borrowing base availability of 75% of eligible accounts receivable as defined in the SVB Loan. Borrowings bear interest at the greater of (a) the greater of the bank’s prime rate or 4.00%, plus 4.00%, and (b) 8.00%. The interest rate accruing on borrowings is the greater of (i) the greater of the bank’s prime rate or 4.00%, plus 2.00%, and (ii) 6.00%. The amended maturity date for the SVB Loan is currently January 31, 2015. The line of credit has a facility fee of 0.5% per year of the average daily unused portion of the available line of credit during the applicable calendar quarter. The Company may reserve up to $500,000 for stand-by letters of credit under the line of credit. The SVB Loan contains various covenants, including a covenant requiring compliance with a liquidity ratio.

The Term Loan portion of the facility matured on September 29, 2014, at which time the Company repaid the then outstanding balance of $2.0 million in full.

On June 6, 2014, the Company entered into a Joinder and Sixth Loan Modification Agreement (the “Sixth Loan Modification Agreement”) with SVB. The Sixth Loan Modification Agreement extended the maturity date of the SVB Loan to January 31, 2015, added the Company’s new subsidiaries as borrowers to the SVB Loan, and reset certain financial covenants. For the Sixth Loan Modification Agreement, the Company paid SVB modification and extension fees of $80,000 on September 29, 2014, plus reimbursed SVB for certain expenses. The Company was also required to pay a final fee of $150,000 on September 29, 2014 when the Term Loan was repaid in full.

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

On November 19, 2014, the Company obtained a waiver for non-compliance as of September 30, 2014 in a reduced EBITDA-based financial covenant through December 31, 2014 (the “Seventh Loan Modification Agreement”) with SVB. The Seventh Loan Modification Agreement reduces the borrowing availability from $6.5 million to $5.5 million and the borrowing base is reduced to 75% of eligible accounts receivable less $1.0 million. As of September 30, 2014, the Company had outstanding borrowings under the revolving line of credit of $4.8 million. See Note 15. Subsequent Events.

Borrowings under the SVB Loan are collateralized by a security interest in substantially all of the Company’s assets other than its.

5. Related Party Transactions

Debt

On April 30, 2014, the Company repaid the $1.0 million Riverside note, plus accrued interest in the amount of $139,000. At September 30, 2014, the Company’s outstanding related party debt consisted of $3.15 million payable to Riverside, with an amended maturity date of March 31, 2015. The loans bear interest at 10% and are subordinated to the SVB Loan.

Accrued interest on the Company’s related party debt was $0.8 million and $0.7 million at September 30, 2014 and December 31, 2013, respectively, and is reported in accrued liabilities on the Company’s condensed consolidated balance sheet.

Riverside holds approximately 15.1% of the Company’s outstanding Class A common stock as of September 30, 2014. Pursuant to the terms of a Shareholders Agreement, Riverside has the right to designate a certain number of individuals for appointment or nomination to our Board of Directors, tied to its ownership of the Company’s Class A common stock.

Sale of Retail and Catalog Business

On October 30, 2014, the Board of Directors approved the sale of its retail and catalog business on or around November 30, 2014 (see Note 15, Subsequent Events) to a purchase group lead by John Schaeffer, a member of the Board of Directors (the “Buyer”). The retail and catalogue business has not been profitable and was not projected to be cash flow positive in the near future. Terms of the sale include the transfer of real estate, inventory, retail, and distribution business located in Hopland, California, with a book value of $2.3 million for $1.0 million; and in the event the Hopland business, or any material asset thereof is sold within one year following the closing date, the Buyer will remit to RGS, 50% of the net profits realized. As of September 30, 2014, the Company recorded an impairment charge related primarily to real property and inventory of $1.3 million.

6. Commitments and Contingencies

The Company leases offices and warehouse space through non-cancelable operating leases. One such office space is sublet to a third party. Some of these leases contain escalation clauses, based on increases in property taxes and building operating costs, and renewal options ranging from one month to five years.

The Company also leases a fleet of vehicles classified as operating leases. The lease terms range from 36 to 48 months.

The following schedule represents the remaining future minimum payments of all leases as of September 30, 2014:

(in thousands)	Years Ending December 31,
2014	$469
2015	1,321
2016	800
2017	175
2018	51

$2,816

The Company incurred rent expense of $0.4 million and $0.2 million for the three months ended September 30, 2014 and 2013, respectively; and $1.1 million and $0.9 million for the nine months ended September 30, 2014 and 2013, respectively.

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

7. Shareholders’ Equity

During the nine months ended September 30, 2014, the Company issued 128,480 shares of its Class A common stock to employees upon the exercise of stock options and issued 167,262 shares of its Class A common stock pursuant to the exercise of warrants.

On January 14, 2014, the Company issued 7,604,035 shares of its Class A common stock with an estimated fair value of $29.1 million based on the closing market price of $3.83 per share for the Company’s Class A common stock on January 13, 2014 as provisional purchase consideration transferred for Mercury. Of this issuance, 467,249 shares were initially placed into escrow to fund potential indemnification claims and closing working capital true-up adjustments. Also in conjunction with this acquisition of Mercury, the Company placed into escrow another 744,018 shares of its Class A common stock as potential post-acquisition retention compensation to employees of Mercury. At September 30, 2014, 313,235 shares of the provisional purchase consideration transferred and 247,978 shares of the retention compensation remained in escrow. See Note 8. Share-Based Compensation and Note 11. Business Combinations.

On May 12, 2014, the Company issued 325,140 shares of its Class A common stock, with an estimated fair value of $0.7 million based on the closing market price of $2.29 per share for the Company’s Class A common stock on August 8, 2013, under an amendment to the net asset purchase agreement dated August 9, 2013 with Syndicated. Also under the terms of the amendment, the former owner of Syndicated, who became an employee of the Company for a certain period of time, was issued 74,860 shares of the Company’s Class A common stock during the three months ended September 30, 2014 in return for assisting the Company with the collection of certain accounts receivable related to the Syndicated business. See Note 11. Business Combinations.

On May 14, 2014, the Company issued 3,425,393 shares of its Class A common stock with an estimated fair value of $9.4 million based on the closing market price of $2.75 per share for the Company’s Class A common stock on May 13, 2014 as partial provisional purchase consideration transferred for Sunetric. As additional provisional purchase consideration transferred, the Company reserved another 604,711 shares of its Class A common stock with an estimated fair value of $1.7 million based on the closing market price of $2.75 for the Company’s Class A common stock on May 13, 2014 to fund potential indemnification claims and closing working capital true-up adjustments. At September 30, 2014, these reserved shares, along with provisional estimated contingent consideration of $0.5 million that is potentially payable in shares of the Company’s Class A common stock are reported in business acquisition consideration to be transferred. Also in conjunction with the acquisition of Sunetric, on May 28, 2014, the Company issued 217,076 shares of its Class A common stock with an estimated fair value of $0.5 million based on the closing market price of $2.39 per share for the Company’s Class A common stock on May 27, 2014 in fulfillment of an assumed liability for employee retention bonus obligations through the closing date of the Sunetric acquisition. See Note 11. Business Combinations.

At September 30, 2014, the Company had the following shares of Class A common stock reserved for future issuance:

Stock options outstanding under incentive plans	3,083,590
Stock options outstanding under plans not approved by security holders	90,000
Sunetric – provisional purchase consideration to be transferred	604,711
Common stock warrants outstanding - derivative liability	7,931,013
Common stock warrants outstanding - equity security	70,000

Total shares reserved for future issuance	11,779,314

8. Share-Based Compensation

During the nine months ended September 30, 2014, the Company granted 2,363,000 stock options and cancelled 1,189,140 stock options under its 2008 Long-Term Incentive Plan and cancelled 210,000 stock options under its non-shareholder approved grants. The new stock options vest at 2% per month for the 50 months beginning with the first day of the eleventh month after date of grant.

On May 12, 2014, the Company extended the exercisability period from July 30, 2014 to March 15, 2015 for 270,000 vested options held by John Schaeffer, a former officer and current director of the Company. On August 18, 2014, the Company extended the exercisability period from September 18, 2014 to February 18, 2016 for 190,000 vested options held by Kam Mofid, a former officer and director of the Company. As a result of these option modifications, the Company recognized $0.1 million and $0.2 million of incremental share-based compensation expense during the three and nine months ended September 30, 2014, respectively.

In connection with the acquisition of Mercury, the Company is obligated to issue up to 744,018 shares of its Class A common stock in periodic distributions to certain employees upon satisfaction of their continued employment with the Company through October 2014. As a result, the Company issued 173,614 and 496,040 of these shares and recorded $0.2 million and $1.6 million of estimated earned share-based compensation expense during the three and nine months ended September 30, 2014, respectively. See Note 7. Shareholders’ Equity.

Total share-based compensation expense recognized was $0.6 million and $0.1 million for the three months ended September 30, 2014 and 2013, respectively, and $2.7 million and $0.3 million for the nine months ended September 30, 2014 and 2013, respectively. Share-based compensation expense is reported in general and administrative expenses on the Company’s condensed consolidated statements of operations.

9. Income Taxes

The Company performed assessments of the realizability of its net deferred tax assets generated during each reporting period, considering all available evidence, both positive and negative. As a result of these assessments, the Company concluded that it was more likely than not that none of its net deferred tax assets would be recoverable through the reversal of temporary differences and near term normal business results. The Company, during the nine months ended September 30, 2014 and 2013, increased its valuation allowance by $17.4 million and $9.3 million, respectively. The portion of the change in the valuation allowance related to the preliminarily estimated net deferred tax liabilities established as part of the provisional purchase consideration transferred allocation for Sunetric was reported as an income tax benefit of $1.7 million for each of the three and nine months ended September 30, 2014. The Company recognized no income tax benefit for losses incurred during the three and nine months ended September 30, 2014.

10. Net Loss Per Share

Basic net loss per share excludes any dilutive effects of options or warrants. The Company computes basic net loss per share using the weighted average number of shares of its Class A common stock outstanding during the period. The Company computes diluted net loss per share using the weighted average number of shares of its Class A common stock and common stock equivalents outstanding during the period. The Company excluded common stock equivalents of 11,684,000 and 2,400,000 for the three months ended September 30, 2014 and 2013, respectively, and 10,058,000 and 2,500,000 for the nine months ended September 30, 2014 and 2013, respectively, from the computation of diluted net loss per share because their effect was antidilutive.

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2014	2013	2014	2013
Net loss:
Loss from continuing operations	$(2,508)	$(3,561)	$(11,493)	$(10,419)
(Loss)/gain from discontinued operations	(2,242)	1,467	(29,439)	1,623

Net loss	$(4,750)	$(2,094)	$(40,932)	$(8,796)

Weighted average shares for basic and diluted net loss per share:
Weighted average shares for basic net loss per share	51,055	30,044	46,599	28,276
Effect of dilutive securities - weighted average of stock options, restricted stock awards, and warrants	—	—	—	—

Weighted average shares for basic and diluted net loss per share	51,055	30,044	46,599	28,276

Net loss per share – basic and diluted:
Loss from continuing operations	$(0.05)	$(0.12)	$(0.25)	$(0.37)
Loss from discontinued operations	(0.04)	0.05	(0.63)	0.06

Net loss	$(0.09)	$(0.07)	$(0.88)	$(0.31)

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

Mercury

On January 14, 2014, the Company acquired 100% of the voting equity interests of Mercury through a merger. The provisional purchase consideration transferred was comprised of approximately 7.6 million shares of the Company’s Class A common stock with an estimated fair value of $29.1 million based on the closing price of $3.83 per share for the Company’s Class A common stock on January 13, 2014. The provisional purchase consideration transferred is preliminary and is subject to a working capital true-up adjustment based on the determined final closing balances and other revisions. Excluded from the provisional purchase consideration transferred is estimated acquisition-related costs to date of $2.8 million, which was reported as acquisition-related and other costs in the Company’s consolidated or condensed consolidated statements of operations as follows: $1.2 million for the year ended December 31, 2013; and $1.6 million for the nine months ended September 30, 2014.

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

These qualitative factors have led to the initial recognition of acquired goodwill, which is not expected to be deductible for tax purposes. As of September 30, 2014, these qualitative factors have not been realized by the Company. See Note 12. Goodwill and Other Asset Impairments.

The acquisition of Mercury has been accounted for in accordance with the acquisition method of accounting. The amounts in the table below represent the preliminary allocation of the provisional purchase consideration transferred and are allocated to Mercury’s assets and liabilities based on their estimated fair value as of January 14, 2014. The final determinations of the purchase consideration transferred allocations may be significantly different from the preliminary estimates used in these unaudited condensed consolidated financial statements. Changes to separately identified tangible and intangible assets and liabilities may result in corresponding adjustments to goodwill. The Company utilized a third-party valuation study to value these acquired assets and assumed liabilities.

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

The Company has included Mercury’s financial results in its condensed consolidated financial statements from January 14, 2014. Consequentially, $4.9 million of net revenue and $21.7 million of net losses, including a goodwill and other assets impairment charge of $18.5 million, attributable to Mercury are included in the Company’s condensed consolidated statement of operations.

Sunetric

On May 14, 2014, the Company acquired 100% of the equity interests of Elemental Energy LLC, dba, Sunetric, pursuant to the terms of a Membership Interest Purchase Agreement entered into on March 26, 2014 and amended on May 14, 2014. The provisional purchase consideration transferred totaled $11.6 million and consisted of approximately 4.0 million unregistered shares of the Company’s Class A common stock with an estimated fair value of $11.1 million based on the closing price of $2.75 per share for the Company’s Class A common stock on May 13, 2014 and $0.5 million of estimated probable contingent consideration. The provisional purchase consideration transferred is subject to a working capital true-up adjustment based on the determined final closing balances. The contingent consideration gives the sellers the potential to earn up to $3.0 million in additional earn-out payments, to be paid in unregistered shares of the Company’s Class A common stock, upon the achievement of certain revenue and income earn-out targets for 2014 and 2015. The total provisional purchase consideration transferred is preliminary and subject to further revisions. Excluded from the provisional purchase consideration transferred is estimated acquisition-related costs to date of $0.8 million, which was reported as acquisition-related and other costs in the Company’s condensed consolidated statements of operations.

Sunetric is one of the largest and most experienced solar developers and integrators in Hawaii. As a full-service solar energy firm, they handle every stage of the design, development and installation of photovoltaic systems. The acquisition provides the Company with an immediate entry into a major market that has the highest electricity rates in the U.S. – three times higher than the national average. These high rates provide compelling economics for homeowners and businesses to adopt solar photovoltaic systems. These qualitative factors have led to the recognition of acquired goodwill, which is not expected to be deductible for tax purposes.

The acquisition of Sunetric has been accounted for in accordance with the acquisition method of accounting. The amounts in the table below represent the preliminary allocation of the provisional purchase consideration transferred and are allocated to Sunetric’s assets and liabilities based on their estimated fair value as of May 14, 2014. The final determinations of the purchase consideration transferred allocations may be significantly different from the preliminary estimates used in these unaudited condensed consolidated financial statements. Changes to separately identified tangible and intangible assets and liabilities may result in corresponding adjustments to goodwill. The Company is in the process of finalizing third-party valuation studies of these acquired assets and assumed liabilities. The Company believes the separately identifiable intangibles include non-compete agreements, production backlogs, and trademarks. Since the valuations of these intangibles have not been finalized, the amortization expense recorded for these intangibles was estimated for all periods presented in these unaudited condensed consolidated financial statements.

In thousands	Amount
Assets:
Cash	$367
Accounts receivable	1,466
Costs in excess of billings on uncompleted contracts	1,517
Inventory	1,690
Other current assets	176

Total current assets	5,216
Property and equipment	168
Intangibles	4,630
Goodwill	9,658
Other assets	555

Total assets acquired	$20,227

Liabilities:
Accounts payable	$3,086
Accrued liabilities	753
Billings in excess of costs on uncompleted contracts	1,552
Deferred revenue and other current liabilities	36

Total current liabilities	5,427
Other liabilities	3,207

Total liabilities assumed	8,634

Total provisional purchase consideration transferred	$11,593

The estimated acquired intangibles, based on preliminary third-party valuation studies, are comprised of a customer-related intangible, production backlog, of $2.86 million, and marketing-related intangibles, such as trademarks of $1.24 million and a non-compete agreement of $0.13 million, the fair values of which were preliminarily estimated using traditional discounted future cash flow models. The preliminary estimated useful lives assigned to these intangibles are as follows: production backlog – 12 months; trademarks – 120 months; and non-compete agreement – 24 months. The production backlog and non-compete agreement intangibles are amortized on a straight-line basis and the trademarks are amortized as their benefits are realized based on discounted future cash flow analyses.

The Company has included Sunetric’s financial results in its condensed consolidated financial statements from May 14, 2014. Consequentially, $6.9 million of net revenue and $1.5 million of net losses attributable to Sunetric are included in our condensed consolidated statement of operations for the three and nine months ended September 30, 2014.

The following is supplemental unaudited interim pro forma information for the Mercury and Sunetric acquisitions as if the Company had issued 11.6 million shares of its Class A common stock to acquire these businesses on January 1, 2013. Pro forma net losses reflect, among other adjustments, the following significant adjustments:

1)	Decreased by $872,000 and $1,309,000 for the three and nine months ended September 30, 2014 respectively, to remove historical amortization expense related to acquired intangibles;

2)	Increased by $65,000 and $1,005,000 for the three months ended September 30, 2014 and 2013, respectively, and $194,000 and $3,015,000 for the nine months ended September 30, 2014 and 2013, respectively, to reflect pro forma amortization expense related to acquired intangibles; and

3)	Decreased by $81,000 and $2,516,000 for the three and nine months ended September 30, 2014, to exclude historical nonrecurring acquisition-related costs.

All pro forma adjustments are based on currently available information and upon assumptions that we believe are reasonable in order to reflect, on a supplemental pro forma basis, the impact of these acquisitions on our historical financial information.

	Supplemental Pro Forma (Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2014	2013	2014	2013
Net revenue	$33,309	$46,354	$90,632	$105,466

Net loss (a)	$(3,861)	$(3,201)	$(36,983)	$(12,985)

Net loss per share – basic and diluted	$(0.07)	$(0.08)	$(0.75)	$(0.33)

a)	The net loss for the three and nine months ended September 30, 2014 includes $1.3 million and $20.1 million, respectively, of goodwill and other asset impairment charges. See Note 12. Goodwill and Other Asset Impairments.

12. Goodwill and Other Asset Impairments

Due to the continuing significant losses generated by, and the forecast for, the Company’s commercial segment, the Company performed impairment analyses of its goodwill and other intangibles. Based on discounted future cash flows valuation analyses, as adjusted by judgmental qualitative factors (level 3 of the fair value hierarchy), the Company determined that all of the Mercury preliminary estimated goodwill and intangibles of $18.1 million and $0.3 million, respectively, plus $0.4 million of the Syndicated goodwill related to its commercial operations were impaired at June 30, 2014. On September 30, 2014, the Company committed to a strategic shift of its business resulting in a plan to sell certain net assets and rights comprising its large commercial installations business, resulting in the commercial segment impairment charges of $18.8 million to be recorded in loss/gain from discontinued operations, net of tax for the nine months ended September 30, 2014.

During the three months ended September 30, 2014, an assessment of the fair value of the Hopland, California store and decision by the Board of Directors to sell the retail and catalog business (see Notes 5 and 15, Related Party Transactions and Subsequent Event) resulted in an adjustment to and the impairment of assets totaling $1.3 million. Accordingly, impairment charges of $1.3 million were reported in goodwill and other asset impairments on the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2014.

13. Segment Information

On September 30, 2014, the Company discontinued its entire former Commercial segment. As a result of this major strategic shift, the Company now operates as three reportable segments: (1) Residential – the installation of solar systems for homeowners, including lease financing thereof, and for small businesses (small commercial) in the continental U.S.; (2) Sunetric – the installation of solar systems for both homeowners and small business owners (small commercial) in Hawaii; and (3) Other – retail store and corporate operations; however, see Note 15 for subsequent sale of this segment.

Financial information for the Company’s segments and a reconciliation of the total of the reportable segments’ income (loss) from operations (measures of profit or loss) to the Company’s consolidated net loss are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2014	2013	2014	2013
Net revenue:
Residential	$14,358	$15,425	$43,573	$36,903
Sunetric	3,803	—	6,875	—
Other	739	1,215	1,854	2,681

Consolidated net revenue	18,900	16,640	52,302	39,584

Income (loss) from operations:
Residential	(3,393)	185	(10,123)	(902)
Sunetric	(1,396)	—	(1,580)	—
Other	(4,455)	(3,093)	(8,695)	(8,698)

Consolidated loss from continuing operations	(9,244)	(2,908)	(20,398)	(9,600)

Reconciliation of consolidated loss from operations to consolidated net loss:
Interest and other expense, net	(340)	(243)	(795)	(880)
Change in valuation of warrants	6,789	(402)	8,204	78
Income tax expense/(benefit)	(287)	8	(1,496)	17
(Loss)/gain from discontinued operations, net of tax	(2,242)	1,467	(29,439)	1,623

Net loss	$(4,750)	$(2,094)	$(40,932)	$(8,796)

The following is a reconciliation of reportable segments’ assets to the Company’s consolidated total assets. The Other segment includes certain unallocated corporate amounts.

(in thousands)	September 30, 2014	December 31, 2013
Total assets – continuing operations:
Residential	$21,780	$21,588
Sunetric	19,487	—
Other	2,371	15,603

	$43,638	$37,191

Total assets – discontinued operations:
Commercial	13,711	6,577

	$13,711	$6,577

	$57,349	$43,768

14. Discontinued Operations

On September 30, 2014, the Company committed to a plan to sell certain net assets and rights comprising its large commercial installations business, otherwise known as its former Commercial segment, and focus its efforts and resources of its Residential and Sunetric segments. This represents a strategic shift that will have a major effect on the Company’s operations and financial results. The Company will continue with in-process large commercial installations, but will not accept any new contracts and will commence various other exit activities. The company has entered into a contract to sell portions of its commercial pipeline for cash, with the consideration to be paid dependent upon the completion of the buyer’s due diligence.

Accordingly, the assets and liabilities, operating results, and operating and investing activities cash flows for the former Commercial segment are presented as a discontinued operation separate from the Company’s continuing operations, for all periods presented in these consolidated financial statements and footnotes, unless indicated otherwise.

The following is a reconciliation of the major line items constituting pretax loss of discontinued operations to the after-tax loss of discontinued operations that are presented in the condensed consolidated statements of operations as indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2014	2013	2014	2013
Major line items constituting pretax loss of discontinued operations:
Net revenue	$14,409	$17,343	$38,329	$31,857
Cost of goods sold	13,018	14,997	37,098	27,469
Selling and operating (a)	3,253	870	6,699	2,730
General and administrative (b)	277	—	3,065	—
Depreciation and amortization	81	9	500	35
Acquisition related costs	22		1640
Goodwill and other asset impairments	—	—	18,766	—

Pretax (loss)/gain of discontinued operations	(2,242)	1,467	(29,439)	1,623
Income tax benefit	—	—	—	—

(Loss)/gain on discontinued operations	$(2,242)	$1,467	$(29,439)	$1,623

(a)	Included in the selling and operating expense for the three and nine months ended September 30, 2014 is $1.2 million related to the write-off of a certain account receivable.
(b)	Included in the general and administrative costs for the nine months ended September 30, 2014 is $1.6 million of share based compensation expense.

The following is a reconciliation of the carrying amounts of major classes of assets and liabilities of the discontinued operations to the total assets and liabilities of the discontinued operations presented separately in the condensed consolidated balance sheets as indicated:

(in thousands)	September 30, 2014	December 31, 2013

Carrying amounts of major classes of assets included as part of discontinued operations:
Current assets:
Accounts receivable, net	5,176	1,270
Costs in excess of billings on uncompleted contracts	4,472	4,556
Inventory, net	2,492	314
Deferred costs on uncompleted contracts	97	103
Other current assets	175	—

Total major classes of current assets of the discontinued operations	12,412	6,243

Noncurrent assets:
Property and equipment, net	261	334

Total major classes of noncurrent assets of the discontinued operations	261	334
Other noncurrent assets	1,039	—

Total noncurrent assets of discontinued operations	1,300	334

Total assets of the discontinued operations in the balance sheet	$13,712	$6,577

Carrying amounts of major classes of liabilities included as part of discontinued operations:
Current liabilities:
Accounts payable	8,427	7,429
Accrued liabilities	1,446	628
Billings in excess of costs on uncompleted contracts	673	395
Deferred revenue and other current liabilities	235

Total current liabilities of discontinued operations	10,781	8,452

Noncurrent liabilities:
Other liabilities	578	—

Total major classes of noncurrent liabilities of the discontinued operations	578	—

Total liabilities of the discontinued operations in the balance sheet	$11,359	$8,452

15. Subsequent Events

On October 30, 2014, the Board of Directors approved the sale of its retail and catalog business on or around November 30, 2014 (see Note 15, Subsequent Events) to a purchaser group led by John Schaeffer, a member of the Board of Directors (“the Buyer”). The retail and catalogue business has not been profitable and was not projected to be cash flow positive in the near future. Terms of the sale include the transfer of real estate, inventory, retail, and distribution business located in Hopland, California, with a book value of $2.3 million for $1.0 million; and in the event the Hopland business, or any material asset thereof is sold within one year following the closing date, the Buyer will remit to RGS, 50% of the net profits realized. As of September 30, 2014, the Company recorded an impairment charge related primarily to real property and inventory of $1.3 million.

On November 19, 2014, the Company obtained a waiver for non-compliance as of September 30, 2014 in a reduced EBITDA-based financial covenant through December 31, 2014 (the “Seventh Loan Modification Agreement”) with SVB. The Seventh Loan Modification Agreement reduces the borrowing availability from $6.5 million to $5.5 and the borrowing base is reduced to 75% of eligible accounts receivable less $1.0 million. As of September 30, 2014, the Company had outstanding borrowings under the revolving line of credit of $4.8 million. See Note 4.

As of November 5, 2014, the Company has entered into a contract to sell portions of its commercial pipeline for cash, with consideration to be paid dependent upon the completion of the buyers due diligence.

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

Discontinued Operations

On September 30, 2014, we committed to a plan to sell certain net assets and rights comprising our large commercial installations business, otherwise known as our former Commercial segment. We now report this business as a discontinued operation, separate from our continuing operations. The following management discussion and analysis of financial condition and results of operations is for our continuing operations, unless indicated otherwise.

Overview

We are a leading residential and small commercial solar energy engineering, procurement and construction firm. We also perform most of our own sales and marketing activities to generate leads and secure projects. We offer turnkey services, including design, procurement, permitting, build-out, grid connection, financing referrals and warranty and customer satisfaction activities. Our solar energy systems use high-quality solar photovoltaic modules. We use proven technologies and techniques to help customers achieve meaningful savings by reducing their utility costs. In addition, we help customers lower their emissions output and reliance upon fossil fuel energy sources.

We, including our predecessors, have more than 35 years of experience in residential solar energy and trace our roots to 1978, when Real Goods Trading Corporation sold the first solar photovoltaic panels in the United States. We have designed and installed tens of thousands of residential and commercial solar systems since our founding. Our focused customer acquisition approach and our efficiency in converting customer leads into sales enable us to have what we believe are competitive customer acquisition costs that we continuously focus on improving.

On September 30, 2014, we discontinued our entire former Commercial segment. As a result of this major strategic shift, we now operate as three reportable segments: (1) Residential – the installation of solar systems for homeowners, including lease financing thereof, and for small businesses (small commercial) in the continental U.S.; (2) Sunetric – the installation of solar systems for both homeowners and small business owners (small commercial) in Hawaii; and (3) Other – retail store and corporate operations; see Note 15. We believe this new structure will enable us to more effectively manage our operations and resources.

We continue to expect strong demand for residential and small commercial solar installations, including lease financing of such installations.

Recent Developments

On September 30, 2014, we committed to a plan to sell certain net assets and rights comprising our large commercial installations business, otherwise known as our former Commercial segment, and focus our efforts and resources of our Residential and Sunetric segments. This represents a strategic shift that will have a major effect on our operations and financial results. We will continue with in process large commercial installations, but will not accept any new contracts and will commence various other exit activities.

Results of Operations

The following table sets forth certain financial data as a percentage of revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	83.1%	74.1%	79.9%	73.6%

Gross profit	16.9%	25.9%	20.1%	26.4%

Expenses:
Selling and operating	37.1%	29.6%	38.0%	34.8%
General and administrative	14.0%	9.3%	11.9%	12.8%
Acquisition-related and other costs	0.3%	3.3%	1.7%	1.4%
Restructuring costs	1.9%	—%	0.7%	—%
Depreciation and amortization	5.3%	1.2	4.2	1.6
Goodwill and other asset impairments	7.2%	—%	2.6%	—%

Total expenses	65.8%	43.4%	59.1%	50.6%

Loss from operations	(48.9)%	(17.5)%	(39.0)%	(24.3)%
Interest and other expense, net	(1.8)%	(1.5)%	(1.5)%	(2.2)%
Change in valuation of warrants	35.9%	(2.4)%	15.7%	0.2%
Loss before income taxes	(14.8)%	(21.4)%	(24.8)%	(26.3)%
Income tax (expense) benefit	(1.5)%	0.0%	(2.9)%	(0.0)%

Loss from continuing operations	(13.3)%	(21.4)%	(22.0)%	(26.3)%
Loss from discontinued operations, net of tax	(11.9)%	(8.8)%	(56.3)%	4.1%

Net loss	(25.1)%	(12.6)%	(78.3)%	(22.2)%

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Net revenue. Net revenue increased $2.3 million, or 13.6%, to $18.9 million during the three months ended September 30, 2014 from $16.6 million during the three months ended September 30, 2013. Net revenue for our residential segment decreased $2.2 million, or 13.5%, to $14.4 million during the three months ended September 30, 2014 from $16.6 million during three months ended September 30, 2013, principally due to the state rebates expiring in Colorado and Missouri markets and our subsequent exit from these markets. The residential segment increased megawatts installed by 213.0 megawatts, or 6.5%, to 3,510.2 megawatts during the three months ended September 30, 2014 from 3,297.2 megawatts during the three months ended September 30, 2013. Net revenue for our Sunetric segment was $3.8 million and represents the installment of 293.0 kilowatts for the three months ended September 30, 2014.

Gross profit. Gross profit decreased $1.1 million, or 26.0%, to $3.2 million or 16.9% of net revenue during the three months ended September 30, 2014 from $4.3 million or 25.9% of net revenue during the three months ended September 30, 2013. Gross profit for our residential segment decreased $1.9 million, or 41.0%, to $2.8 million or 19.7% of net revenue during the three months ended September 30, 2014 from $4.8 million or 28.9% of net revenue during the three months ended September 30, 2013. The decrease in the residential segment’s gross profit margin percentage was due to three main components (i) the proportionate greater absorption of fixed costs associated with the decline in revenue of $1 million from the prior year quarter (ii) the prior year quarter benefited from expiring 1603 Investment Tax Credit programs and (iii) a current quarter provision to adjust inventory to the lower of cost or market. Gross profit for our Sunetric segment was $0.2 million or 4.0% of net revenue during the period since acquisition reflecting the local utility not approving interconnection requests in a timely manner.

Selling and operating expenses. Selling and operating expenses increased $2.1 million, or 42.3%, to $7.0 million or 37.1% of net revenue during the three months ended September 30, 2014 from $4.9 million or 29.6% of net revenue during the three months ended September 30, 2013. Selling and operating expenses for our residential segment increased $1.1 million, or 25.3%, to $5.6 million or 39.2% of net revenue during the three months ended September 30, 2014 from $4.5 million or 27.0% of net revenue during the three months ended September 30, 2013. The increase in the residential segment’s selling and operating expenses was in part attributable to management’s decision to increase marketing spend to offset the known loss of the Missouri and Colorado markets as well as our continued investments in sales and sales support infrastructure. Selling and operating expenses for our Sunetric segment were $0.7 million or 17.2% of net revenue during the period since acquisition.

General and administrative expenses. General and administrative expenses increased $1.1 million, or 42.3%, to $2.7 million or 14.0% of net revenue during the three months ended September 30, 2014 from $1.6 million or 9.3% of net revenue during the three months ended September 30, 2014. General and administrative expenses for our residential segment increased $0.3 million, or 100.0%, to $0.3 million or 1.8% of net revenue during the three months ended September 30, 2014. General and administrative expenses for our Sunetric segment were $0.0 million or 0.1% of net revenue during the period since acquisition. General and administrative expenses for our other segment increased $0.8 million, or 53.7%, to $2.3 million or 321.6% of net revenue during the three months ended September 30, 2014 from $1.5 million or 127.3% of net revenue during the three months ended September 30, 2013. The increase in the other segment’s general and administrative expenses was primarily due to corporate overhead, such as noncash share-based compensation, related to the integration of business acquisitions including managing a larger enterprise.

Acquisition-related and other costs. Acquisition-related and other costs were $0.1 million during the three months ended September 30, 2014 and $0.6 million during the three months ended September 30, 2013 and were comprised of acquisition and integration costs related to Sunetric and Syndicated, respectively.

Restructuring costs. Restructuring costs were $0.4 million during the three months ended September 30, 2014 and $0.0 million during the three months ended September 30, 2013 and were comprised of costs incurred for our continuing operations and reflects management’s decision to seek cost efficiencies and severance paid to departing executives.

Depreciation and Amortization. Depreciation and Amortization were $1.0 million during the three months ended September 30, 2014 and $0.2 million during the three months ended September 30, 2013.

Goodwill and other asset impairments. Goodwill and other asset impairments were $1.3 million during the three months ended September 30, 2014 and represents a write down of our book value associated with the land used exclusively by our retail store in Hopland, CA; see Subsequent Event Note 15.

Interest and other expense, net. Interest and other expense, net increased $0.1 million to $0.3 million during the three months ended September 30, 2014 from $0.2 million during the three months ended September 30, 2013. The increase reflects the greater use of the line of credit during this period.

Change in valuation of warrants. We recorded noncash income of $6.8 million during the three months ended September 30, 2014 primarily due to decreasing stock prices resulting in adjustments to the carrying value of the common stock warrant liabilities.

Income tax benefit. Income tax benefit was $(0.3) million during the three months ended September 30, 2014 and zero during the three months ended September 30, 2013 primarily as a result of changes to tax valuation allowances. The 2014 income tax benefit represents the portion of the change in the tax valuation allowance related to the preliminary estimated net deferred tax liabilities established as part of the provisional purchase consideration transferred allocation for Sunetric.

Net loss from continuing operations. As a result of the above factors, our net loss from continuing operations during the three months ended September 30, 2014 was $2.6 million, or $(0.05) per share, as compared to a net loss from continuing operations of $3.6 million, or $(0.12) per share, during the three months ended September 30, 2013.

Net loss from discontinued operations. Our net loss from discontinued operations during the three months ended September 30, 2014 was $2.2 million, or $(0.04) per share, as compared to a net gain from discontinued operations of $1.5 million, or $0.05 per share, during the three months ended September 30, 2013. The loss for this segment arises from competitive pricing pressures within the large commercial marketplace, the Company not realizing the cost synergies it expected from commercial companies it acquired resulting in higher operating cost prior to the Company exiting this business segment, and adverse contract disputes and liquidating damage charges.

Net loss. Our net loss during the three months ended September 30, 2014 was $4.7 million, or $(0.09) per share, as compared to a net loss of $2.1 million, or $(0.07) per share, during the three months ended September 30, 2013.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Net revenue. Net revenue increased $12.7 million, or 32.1%, to $52.3 million during the nine months ended September 30, 2014 from $39.6 million during the nine months ended September 30, 2013. Net revenue for our residential segment increased $6.7 million, or 18.1%, to $43.6 million during the nine months ended September 30, 2014 from $36.9 million during nine months ended September 30, 2013, primarily due to our realization of revenue associated with the Sunetric acquisition, the complete integration of Syndicated Solar and organic growth from our sales and construction forces. The residential segment increased megawatts installed by 2.5 megawatts, or 28.0%, to 11.3 megawatts during the three months ended September 30, 2014 from 8.8 megawatts during the nine months ended September 30, 2013. Net revenue for our Sunetric segment was $6.9 million and represents the installment of 294.0 megawatts since we acquired it on May 14, 2014.

Gross profit. Gross profit decreased $0.1 million, or 0.7%, to $10.5 million or 20.1% of net revenue during the nine months ended September 30, 2014 from $10.4 million or 26.4% of net revenue during the nine months ended September 30, 2013. Gross profit for our residential segment decreased $0.7 million, or 7.6%, to $9.0 million or 20.7% of net revenue during the nine months ended September 30, 2014 from $9.7 million or 26.4% of net revenue during the nine months ended September 30, 2013. As previously mentioned, the three main components (i) the proportionate greater absorption of fixed costs associated with the decline in revenue of $1 million from the prior year quarter (ii) the prior year quarter benefited from expiring 1603 Investment Tax Credit programs and (iii) a current quarter provision to adjust inventory to the lower of cost or market. Gross profit for our Sunetric segment was $1.0 million or 25.2% of net revenue during the period since acquisition.

Selling and operating expenses. Selling and operating expenses increased $6.1 million, or 44.3%, to $19.9 million or 38.0% of net revenue during the nine months ended September 30, 2014 from $13.8 million or 34.8% of net revenue during the nine months ended September 30, 2013. Selling and operating expenses for our residential segment increased $6.8 million, or 64.3%, to $17.5 million or 40.1% of net revenue during the nine months ended September 30, 2014 from $10.6 million or 28.8% of net revenue during the nine months ended September 30, 2013. The increase in the residential segment’s selling and operating expenses was attributable to infrastructure investments in sales and operations, specifically a conscious decision to increase marketing spend to offset the foreseen loss of our Colorado and Missouri markets. Selling and operating expenses for our Sunetric segment were $1.2 million or 17.1% of net revenue during the period since acquisition.

General and administrative expenses. General and administrative expenses increased $1.2 million, or 23.1%, to $6.3 million or 11.9% of net revenue during the nine months ended September 30, 2014 from $5.1 million or 12.8% of net revenue during the nine months ended September 30, 2014. General and administrative expenses for our residential segment increased $1.3 million or 3.0% of net revenue during the nine months ended September 30, 2014. General and administrative expenses for our Sunetric segment were $0.1 million or 0.8% of net revenue during the period since acquisition. General and administrative expenses for our other segment decreased $0.1 million, or (3.1)%, to $4.9 million or 264.5% of net revenue during the nine months ended September 30, 2014 from $5.1 or 189.2% of net revenue during the nine months ended September 30, 2013. The increase in the other segment’s general and administrative expenses was primarily due to corporate overhead, such as noncash share-based compensation, related to the acquisition and integration of business acquisitions.

Acquisition-related and other costs. Acquisition-related and other costs were $0.8 million during the nine months ended September 30, 2014 and $0.6 million during the nine months ended September 30, 2013 and were comprised of acquisition and integration costs related to Sunetric and Syndicated, respectively.

Restructuring Costs. Restructuring costs were $0.4 million during the nine months ended September 30, 2014 and zero during the nine months ended September 30, 2013 and were comprised primarily of costs incurred for our continuing operations and reflects management’s decision to seek cost efficiencies and severance paid to departing executives.

Depreciation and Amortization. Depreciation and amortization were $2.2 for the nine months ended September 30, 2014 and were $0.6 million during the nine months ended September 30, 2013 and reflects the amortization of intangible assets associated with the purchase of Sunetric.

Goodwill and other asset impairments. Goodwill and other asset impairments were $1.3 million during the nine months ended September 30, 2014 and represent a write down of our book value associated with the land used exclusively by our retail store in Hopland, CA.

Interest and other expense, net. Interest and other expense, net increased $.2 million to $(0.7) million during the nine months ended September 30, 2014 from $(0.9) million during the nine months ended September 30, 2013. The increase reflects the greater use of the line of credit during this period.

Change in valuation of warrants. We recorded noncash income of $8.2 million during the nine months ended September 30, 2014 due primarily to decreasing stock prices resulting in adjustments to the carrying value of the common stock warrant liabilities.

Income tax benefit. Income tax benefit was $1.5 million during the nine months ended September 30, 2014 and 0.0 million during the nine months ended September 30, 2013 primarily as a result of changes to tax valuation allowances. The 2014 income tax benefit represents the portion of the change in the tax valuation allowance related to the preliminary estimated net deferred tax liabilities established as part of the provisional purchase consideration transferred allocation for Sunetric.

Net loss from continuing operations. As a result of the above factors, our net loss from continuing operations during the nine months ended September 30, 2014 was $(11.5) million, or $(0.25) per share, as compared to a net loss from continuing operations of $(10.4) million, or $(0.37) per share, during the nine months ended September 30, 2013.

Net loss from discontinued operations. As a result of the factors discussed above, and a write off of goodwill for this segment (See Note 12), our net loss from discontinued operations during the nine months ended September 30, 2014 was $(29.4) million, or $(0.63) per share, as compared to a net gain from discontinued operations of $1.6 million, or $0.06 per share, during the nine months ended September 30, 2013.

Net loss. Our net loss during the nine months ended September 30, 2014 was $(40.9) million, or $(0.88) per share, as compared to a net loss of $8.8 million, or $(0.31) per share, during the nine months ended September 30, 2013.

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

Liquidity and Capital Resources

Our capital needs arise from working capital required to fund operations, including procurement of materials such as photovoltaic panels and invertors, operating and back office infrastructure maintenance, expansion and improvement, and future growth. These capital requirements depend on numerous factors, including business acquisitions, the ability to attract new solar energy system installation customers, market acceptance of our product offerings, the cost of ongoing upgrades to our product offerings necessary to remain competitive in the marketplace, the level of expenditures for sales and marketing, the level of investment in support systems and facilities and other factors. The timing and amount of these capital requirements are variable and may fluctuate from time to time, as well as varying based on seasonality. We did not have any material commitments for capital expenditures as of September 30, 2014, and we do not presently have any plans for future material capital expenditures.

Several of our wholly owned subsidiaries are parties to a Loan and Security Agreement, dated December 19, 2011, with Silicon Valley Bank (as amended thereafter as described in Footnote 4 and Part II, Item 5, the “Loan Agreement”)

As amended, the amount of available credit under the revolving line of credit is $5.5 million, subject to the Borrowing Base (as defined in the Loan Agreement) of 75% of Eligible Accounts (as defined in the Loan Agreement minus $1.0 million). The interest rate on borrowings under the revolving line of credit is the greater of (a) the greater of the bank’s prime rate or 4.00%, plus 4.00 and (b) 8.00%. The interest rate accruing on borrowings under the revolving line of credit during a Streamline Period (as defined in the Loan Agreement) is the greater of (i) the greater of the bank’s prime rate or 4.00%, plus 2.00%, and (ii) 6.00%. Streamline Periods and the more favorable terms applicable during Streamline Periods are currently unavailable to the borrowers.

As of September 30, 2014, the borrowers under the Loan Agreement were not in compliance with the covenants requiring us to comply with the minimum liquidity ratio covenant and two separate minimum EBITDA financial covenants for the compliance period ended September 30, 2014 and October 31, 2014, as applicable. On November 17, 2014, Silicon Valley Bank waived these defaults in connection with amending the Loan Agreement.

We are required to satisfy the financial covenants discussed above, as well as others, as of the end of each fiscal quarter. There can be no assurance that we will be able to satisfy these covenants in future fiscal periods. We will need to negotiate with Silicon Valley Bank to amend the Loan Agreement to reset the financial covenants for 2015. There can be no assurance that we will be successful in doing so or that such amendments will be on favorable terms to us. If we fail to meet these covenants in future fiscal periods and Silicon Valley Bank does not waive such failure, Silicon Valley Bank will the ability to call an event of default under the Loan Agreement and require us to repay all outstanding indebtedness thereunder or to exercise other rights under the Loan Agreement, including collecting default interest, no longer extending credit to us, and exercising its rights with respect to the collateral securing the obligations under the Loan Agreement. We believe that we presently have sufficient funds or the ability to raise future funds, either through a borrowing or the sale of additional equity, to repay the outstanding indebtedness under the Loan Agreement. However, no assurance can be given that we will be able to raise future funds on terms as favorable as the present revolving line of credit under the Loan Agreement or in an amount sufficient to fund our future growth. In addition, while we have been successful in the past in obtaining new financing, there is no assurance that we will be able to raise any new funds in the future. If our operational initiatives are not successful in significantly reducing our historical loss from operations, or if we encounter unplanned operational difficulties, we may not have sufficient funds to repay any outstanding borrowings as they come due or to fund our operating cash needs for the next twelve months. These circumstances would require us to obtain financing from another source or raise additional capital through debt or equity financing, if available to us.

We have also received loans from Riverside. Riverside loaned us $3.0 million on May 4, 2012 and $150,000 on June 20, 2012. The maturity dates for both of these loans have been extended to March 31, 2015. The loans bear interest at a rate of 10%. As of September 30, 2014, we owed $4.0 million to Riverside on these loans, including $0.8 million of accrued interest. We have not paid any interest or principal on Riverside’s loan. On April 30, 2014, we repaid in full the principal amount plus accrued interest, totaling $1.1 million, on another loan from Riverside extended to us under the Loan Commitment, dated as of November 13, 2012. Riverside owns approximately 15.1% of our Class A common stock. Pursuant to the terms of a Shareholders Agreement, Riverside has the right to designate a certain number of individuals for appointment or nomination to our board of directors, tied to its ownership of our Class A common stock.

On July 9, 2014, we closed a private placement of equity securities in which we issued units consisting of an aggregate of 2,919,301 shares of our Class A common stock and warrants to purchase up to 1,313,686 additional shares of our Class A common stock for net proceeds of approximately $6.4 million. We used the net proceeds for general working capital purposes and to support the launch of our residential leasing platform.

At September 30, 2014, there was approximately $1.7 million of available borrowing capacity under our revolving line of credit with Silicon Valley Bank. We also had $3.4 million of net working capital, including $1.8 million of cash. We continue to pursue operational improvements to reduce our operating cash requirements. As of November 13, 2014, the Company had cash on hand of approximately $0.9 million.

The company has prepared its business plan for 2015 and believes it has sufficient financial resources to operate for the ensuing 12-month period from September 30, 2014. This plan has the objective of reducing the company’s present operating losses and returning the company to profitable operations in the future. Elements of this plan include, among others, (i) realizing operating costs savings from reductions in staff, (ii) the positive impact of the strategic decision to exit the large commercial segment which operated at both a substantial cash and operating loss, (iii) expanding the company’s sales teams in select markets for additional revenue, (iv) expanding the company’s construction capability both through additional in-house construction crews and authorized third-party integrators to realize the revenue from installation of the company’s backlog, (v) changing the mix of marketing expenditures to achieve a lower cost of acquisition than that employed in prior periods, and (vi) focused internal efforts to convert the company’s accounts receivable to cash.

Cash Flows

The following table summarizes our primary sources (uses) of cash during the periods presented:

	For the Nine Months Ended September 30,
(in thousands)	2014	2013
Net cash provided by (used in):
Operating activities – continuing operations	$(12,966)	$(12,627)
Operating activities – discontinued operations	(18,333)	3,995

Operating activities	(31,299)	(8,672)

Investing activities – continuing operations	11,903	(1,309)
Investing activities – discontinued operations	—	—

Investing activities	11,903	(1,309)

Financing activities	8,716	1,893

Net increase (decrease) in cash	$(10,680)	$(8,088)

Continuing Operations

Operating activities. Our operating activities used net cash of $13.0 million and $12.6 million during the nine months ended September 30, 2014 and 2013, respectively. Our net cash used in operating activities during the nine months ended September 30, 2014 was primarily due to our net loss, as adjusted by noncash items of $14.2 million, increased accounts receivable of $1.5 million, deferred costs on uncompleted contracts of $3.5 million, and a net change in other assets and liabilities of $0.2 million, partially offset by a decrease in accounts payable of $4.7 million, and billings in excess of costs and deferred revenue of $1.7 million. Net cash used in operating activities includes approximately $2.2 million related to the payment of acquired Sunetric liabilities. Our net cash used in operating activities during the nine months ended September 30, 2013 was primarily due to decreased accounts payable and accrued liabilities of $2.8 million, increased inventory of $2.4 million and our net loss as adjusted by noncash items of $9.1 million, partially offset by decreased accounts receivable of $0.9 million and a net change in other assets and liabilities of $0.8 million.

Investing activities. Our investing activities provided net cash of $11.9 million and used $1.3 million during the nine months ended September 30, 2014 and 2013, respectively. Our net cash provided by investing activities during the nine months ended September 30, 2014 was primarily the result of cash of $12.0 million from acquired businesses, partially offset by acquisition of property and equipment, net of proceeds on disposals of $0.1 million. Our net cash used in investing activities during the nine months ended September 30, 2013 was to acquire property and equipment for $0.2 million and our investment in the acquisition of Syndicated Solar, Inc. for $1.1 million.

Financing activities. Our financing activities provided net cash of $8.7 million and $1.9 million during the nine months ended September 30, 2014 and 2013, respectively. Our net cash provided by financing activities during the nine months ended September 30, 2014 reflected the net issuance of Class A common stock and warrants of $6.4 million, net borrowings on our revolving line of credit of $4.8 million and proceeds from the exercise of warrants and options of $0.6 million, partially offset by the repayment of a $2.0 million term loan to Silicon Valley Bank and the repayment of a related party debt of $1.0 million. Our net cash provided by financing activities during the nine months ended September 30, 2013 reflected the net issuance of Class A common stock and warrants of $8.4 million, repayments of our line of credit of $6.5 million and other debt and capital lease obligations of $97,000, partially offset by proceeds from the exercise of stock options of $74,000.

Discontinued Operations

Operating activities. Our operating activities used net cash of $18.3 million and provided $3.9 million during the nine months ended September 30, 2014 and 2013, respectively. Our net cash used in operating activities during the nine months ended September 30, 2014 was primarily due to our net loss, as adjusted by noncash items, of $12.4 million, increased by cost in excess of billings of $2.9 million, accounts payable and accrued expenses of $4.4 million, and billings in excess of costs of $1.5 million, partially offset by accounts receivable of $2.1 million, and a net change in other assets and liabilities of $0.2 million. Our net cash provided by operating activities during the nine months ended September 30, 2013 was primarily due to our net income of $1.6 million, decreased accounts receivable of $3.6 million and increased billings in excess of costs of $1.6 million, partially offset by accounts payable and accrued liabilities of $1.6 million, costs in excess of billings on uncompleted contracts of $4.6 million and inventory of $1.2 million.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Principal Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) at the end of the period covered by this report. Based on such evaluation, our management concluded that, at the end of such period, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the three and nine months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we are involved in legal proceedings that we consider to be in the normal course of business. We do not believe that any of these proceedings will have a material adverse effect on our business.

As disclosed in Footnote 14. The Company has resolved the previously disclosed matter related to one of its commercial customers.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On each of September 30, 2014 and August 22, 2014, we issued 37,430 shares of our Class A common stock to Syndicated Solar, Inc. pursuant to the terms of the Asset Purchase Agreement, dated as of August 9, 2013, by and among us, Real Goods Syndicated, Inc., two Syndicated Solar, Inc. entities and Justin Pentelute, the owner of Syndicated Solar, Inc., as amended by the Settlement and Release Agreement, dated as of May 12, 2014 (as amended, the “Syndicated Asset Purchase Agreement”), as previously reported in our Quarterly Report on Form 10-Q filed on May 15, 2014. The September 30, 2014 issuance was the final tranche of our Class A common stock issuable pursuant to the Syndicated Asset Purchase Agreement.

Item 5.	Other Information

On November 19, 2014, our wholly-owned subsidiaries Real Goods Energy Tech, Inc., Real Goods Trading Corporation, Alteris Renewables, Inc., Real Goods Syndicated, Inc., Mercury Energy, Inc., Real Goods Solar, Inc.—Mercury Solar, Elemental Energy, LLC and Sunetric Management LLC (collectively, the “Borrowers”) entered into a Seventh Loan Modification Agreement (the “Loan Agreement Amendment”) with Silicon Valley Bank pursuant to which the parties thereto agreed to certain amendments to the Loan Agreement.

The Loan Agreement Amendment reduced the amount of available credit under the revolving line of credit to $5.5 million, reduced the borrowing base by $1 million, made Streamline Periods (as defined in the Loan Agreement) and the more favorable terms applicable during Streamline Periods unavailable, reset financial covenants and made other conforming and administrative amendments to the Loan Agreement.

In the Loan Agreement Amendment, Silicon Valley Bank also waived our failure to comply with the minimum liquidity and two separate EBITDA financial covenants contained in Section 6.9 of the Loan Agreement for the quarterly compliance periods ended September 30, 2014 and October 31, 2014, as applicable.

In connection with the Loan Agreement Amendment, the Company issued to Silicon Valley Bank a Warrant to Purchase Stock (the “Warrant”), pursuant to which Silicon Valley Bank has the right to purchase 203,704 shares of the Company’s Class A Common Stock with an exercise price of $0.81 per share, subject to adjustment. The Warrant expires November 18, 2021.

In connection with the Loan Agreement Amendment, the Borrowers paid to Silicon Valley Bank a non-refundable modification fee of $10,000. Borrowers shall also reimburse Silicon Valley Bank for certain expenses incurred in connection with entering into the Loan Agreement Amendment.

Item 6.	Exhibits

a)	Exhibits.

Exhibit No.	Description

4.1*	Form of Warrant issued to the Investors under the Securities Purchase Agreement, dated July 2, 2014, among Real Goods Solar, Inc. and such Investors (incorporated by reference to Exhibit 4.1 to Real Goods Solar, Inc.’s Current Report on Form 8-K filed July 3, 2014 (No. 001-34044))

10.1*	Securities Purchase Agreement, dated July 2, 2014, among Real Goods Solar, Inc. and the Investors party thereto (incorporated by reference to Exhibit 10.1 to Real Goods Solar, Inc.’s Current Report on Form 8-K filed July 3, 2014 (No. 001-34044))

10.2*	Form of Registration Rights Agreement among Real Goods Solar, Inc. and the Investors under the Securities Purchase Agreement, dated July 2, 2014, among Real Goods Solar, Inc. and such Investors (incorporated by reference to Exhibit 10.2 to Real Goods Solar, Inc.’s Current Report on Form 8-K filed July 3, 2014 (No. 001-34044))

10.3*	Confidential Separation Agreement and Release, dated August 18, 2014, between Real Goods Solar, Inc. and Kamyar (Kam) Mofid

10.4*	Form of Third Amended and Restated Promissory Note issued to Riverside Fund III, L.P. on August 18, 2014 in the principal amounts of $3.0 million and $150,000, respectively

10.5*	Waiver Agreement, dated August 19, 2014, among Real Goods Energy Tech, Inc., Real Goods Trading Corporation, Alteris Renewables, Inc., Real Goods Syndicated, Inc., Mercury Energy, Inc., Real Goods Solar, Inc. – Mercury Solar, Elemental Energy, LLC, Sunetric Management, LLC and Silicon Valley Bank

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf, by the undersigned, thereunto duly authorized.

Real Goods Solar, Inc.
(Registrant)

Date: November 19, 2014	By:	/s/ Dennis Lacey
Dennis Lacey
Chief Executive Officer (authorized officer and acting principal financial officer)

Date: November 19, 2014	By:	/s/ Alan Fine
Alan Fine
Treasurer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

4.1*	Form of Warrant issued to the Investors under the Securities Purchase Agreement, dated July 2, 2014, among Real Goods Solar, Inc. and such Investors (incorporated by reference to Exhibit 4.1 to Real Goods Solar, Inc.’s Current Report on Form 8-K filed July 3, 2014 (No. 001-34044))

10.1*	Securities Purchase Agreement, dated July 2, 2014, among Real Goods Solar, Inc. and the Investors party thereto (incorporated by reference to Exhibit 10.1 to Real Goods Solar, Inc.’s Current Report on Form 8-K filed July 3, 2014 (No. 001-34044))

10.2*	Form of Registration Rights Agreement among Real Goods Solar, Inc. and the Investors under the Securities Purchase Agreement, dated July 2, 2014, among Real Goods Solar, Inc. and such Investors (incorporated by reference to Exhibit 10.2 to Real Goods Solar, Inc.’s Current Report on Form 8-K filed July 3, 2014 (No. 001-34044))

10.3*	Confidential Separation Agreement and Release, dated August 18, 2014, between Real Goods Solar, Inc. and Kamyar (Kam) Mofid

10.4*	Form of Third Amended and Restated Promissory Note issued to Riverside Fund III, L.P. on August 18, 2014 in the principal amounts of $3.0 million and $150,000, respectively

10.5*	Waiver Agreement, dated August 19, 2014, among Real Goods Energy Tech, Inc., Real Goods Trading Corporation, Alteris Renewables, Inc., Real Goods Syndicated, Inc., Mercury Energy, Inc., Real Goods Solar, Inc. – Mercury Solar, Elemental Energy, LLC, Sunetric Management, LLC and Silicon Valley Bank

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith
**	Furnished herewith