Form 10-K
period 2014-12-31
Real Goods Solar, Inc.
filed 2015-03-31
CIK 1425565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

(303) 222-8300

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    YES  ☐    NO  ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $108,470,626 as of June 30, 2014, based upon the closing price on the NASDAQ Capital Market on that date. The registrant does not have non-voting common equity.

As of March 23, 2015, 78,080,814 shares of the registrant’s Class A common stock and no shares of the registrant’s Class B common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or portions thereof) are incorporated by reference into the Parts of this Form 10-K noted:

Part III incorporates by reference from the definitive proxy statement for the registrant’s 2015 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form.

REAL GOODS SOLAR, INC.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2014

Item 1.	Business

Overview

RGS Energy’s (“RGS”, “we”, “us”, or “the Company”) provides solar energy systems to homeowners and small commercial building owners in the United States. We believe that solar energy adoption is only in the early stages and that the adoption of solar energy systems will continue to increase as utility rates rise and customers become more knowledgeable about the savings clean and sustainable solar energy can deliver. RGS and its predecessors have been providing solar energy systems to customers since 1978 and installed tens of thousands of such systems.

We endeavor to make the move to solar simple for customers by managing and executing the process with our teams. We design and offer a suitable product, then procure, permit, install, and connect them to the grid. After the system is fully operational we provide a comprehensive 10 year warranty on the systems.

Business Strategy

Our goals are to (i) provide solar solutions that save residential and small commercial customers’ money and (ii) operate our Company at a profit. Our strategies to achieve these goals are:

•	Remain in geographic areas that allow us to provide electricity savings to customers. Currently we install in New York, New Jersey, Massachusetts, Rhode Island, Connecticut, New Hampshire, Vermont, Colorado, Hawaii, and California. These states typically have higher utility rates, additional local incentives and rebates, high customer return on investment, and/or favorable utility and government policies.

•	Expand our call center. During the past two years we have built a call center in our headquarters in Louisville, Colorado to conduct sales via the phone and internet. This allows us to cost-effectively reach potential customers and easily enter new markets. Call center personnel have access to engineering, operations, customer support and other services personnel in Louisville allowing them to quickly address any questions that arise during the sales process.

•	Selectively utilize field sales staff. Many prospective customers request a face-to-face meeting, so we utilize field sales staff in locations where it is cost-effective to do so, particularly in the North Eastern United States.

•	Continue to drive growth through referrals networks – We pay customers for referring additional customers. We will continue to expand these programs through the call center, post install in-home parties, user friendly software, and internet marketing.

•	Increase our installation capacity. Installation capacity needs to match sales demand around the country to install solar systems with the shortest cycle time possible. Our installations are performed by both in-house crews and our authorized integrator network.

•	Expand our financing options for customers. We refer our customers to a variety of options for financing solar energy systems including home improvement loans, equipment leases and power purchase agreements. In 2014 we began offering our own lease financing so that we could develop a portfolio of these assets and reduce our financing costs.

Our Competitive Strengths

We believe our clients select us because:

•	We have been in the solar industry for over 35 years.

•	Scope of product offering. Our customers can utilize cash, loan, and leasing/power purchase agreements.

•	Location. We are located in states where utility costs are high, therefore offering an attractive alternative to conventional power sources.

Description of our Services

We offer turnkey solar energy systems, including design, engineering, financing, procurement, permitting, installing, grid interconnection, monitoring, and maintenance. We install residential and small commercial systems generally between 3 kilowatts, or kW, and 200 kW in size, depending on the amount of electricity used by the customer and the size of their building. The average solar energy system is approximately 6 kW. We maintain a service department to manage service and repairs.

We design and build our solar energy systems to meet each customer’s individual needs and circumstances. We assess a customer’s annual power requirements and average electricity rates to size the solar system and engineer its interconnection to the grid. We assess the customer’s roof size, configuration, and composition to determine the optimum location for the solar photovoltaic (“PV”) modules. We factor in information about the customer’s electrical service territory, rate structures, customer’s budget, preferred financing method and the customer’s aesthetic preferences. We also identify the relevant federal, state and local regulations, including building codes, which are important to the cost, operation and return on investment of the customer’s solar energy system, as well as relevant tax rates and various other factors. We assess this data using estimated solar production tools and analytical calculations, which enable us to design a solar system to a size and configuration.

We prepare final construction plans to obtain a building permit which is necessary for state incentive rebate processing. We also provide customers with a return on investment analysis and determine the rebates and performance-based incentives that are available to each customer. As soon as the building permit is approved, our in-house construction teams and/or authorized integrators begin the installation by placing metal racking on the customer’s roof (or by building a ground mount in certain situations), followed by installation of the solar PV modules, inverter(s) and the balance of systems components and safety equipment. We do not custom manufacture solar PV modules or inverters, but rather purchase these manufactured components for incorporation into our constructed solar energy systems.

After the solar PV modules and inverter(s) are installed on the customer’s home or business, we obtain a final inspection of the installation by the local building department, prepare and submit all rebate applications to the appropriate rebating jurisdiction and at the same time apply to the local utility company to interconnect the customer’s solar energy system to the utility grid.

Solar Energy Systems

The largest portion of solar energy systems are the modules which transform the sunlight into electrical current. The electrical current then travels to the inverter which is the second largest component in cost of the solar energy system. The inverter converts the electrical current into useable electricity that matches the current of the utility grid. The electricity created can go onto the grid or be used by the customer to power household items such as lights and appliances. The other major components are the metal racking which holds the solar modules in place on the roof or ground, the monitoring which tracks the solar production of the system, and balance of system which includes clamps and electrical parts which allow the electrical tie-in to transpire. We do not manufacture any of the components. We purchase all components from manufacturer or distributors of the manufacturers.

Warranty Terms

We offer a warranty up to 10 year for parts and labor, which covers property damage arising from the installation. Substantially all major equipment installed in a PV system array is covered under transferable manufacturers’ warranties, which are generally up to 25 years. Customer claims are processed through our customer service department and we are typically reimbursed by the manufacturers for our labor and materials.

Financing

We offer customers a choice to finance their solar systems with their cash, third party loans, and Company and third party leases or power purchase agreements. We are constantly vetting new financing products and only refer the ones that best fit the customer’s needs and desires. Our diverse finance offerings allow us to provide solar power to our customers at prices that are economically attractive to their individual situation.

In 2014, we launched RGS Financing to provide our customers with another option to finance their acquisition of our solar systems.

Sales and Marketing

We market and sell our products and services through a national sales organization that includes a direct outside sales force on the east coast and Hawaii, call centers, channel partners and a customer referral program. We have trained our sales organization to efficiently engage prospective customers from initial interest to customized proposals to signed contracts. We intend to continue growing our sales teams and continue to educate consumers about the benefits of our solar products in order to lower our customer acquisition costs and further expand the market opportunity.

•	Inside sales- Our inside sales groups provide the opportunity to initially engage with potential customers prior to our outside sales or e-sales teams’ customer engagement. Inside sales groups identify the customer’s initial interest in solar energy and compile data necessary to assess potential cost savings for either of the following sales teams.

•	Direct outside sale- Our outside sales force works in the east coast markets we serve to generate new business and complete sales orders thru networking, local events and establishing local business alliances. The outside sales team visits potential customers in their homes, explaining the advantages of solar energy, answering customer questions and facilitating new sales orders.

•	E-sales - The e-sales teams provide an online, real time and complete customer experience. We use software or satellite imagery to review the customer’s rooftop for suitability, understand the customer’s interest and project potential cost savings from installation of the system. We utilize electronic contracts and digital signatures.

•	Customer referrals - Our customer referral program is designed to be an effective and efficient method of reaching new customers. Our program provides cash incentives to current customers to refer friends, relatives and co-workers.

•	Alliances and Channel Partnerships – We endeavor to generate referrals from programs with small local businesses and large regional partnerships to reach a larger target audience.

•	Online Digital Marketing- Consumers are seeking online education, purchase options, and business reviews before determining the best provider. Over the past year we have seen significant growth in online business traffic/demand. In an effort to align our business with marketplace and our E-sales teams with the consumer, we will continue to expand our online market presence.

Customers

Our residential customers are homeowners interested in reducing electrical utility costs and switching to sustainable energy. Our residential solar energy systems are generally rooftop installations up to 15kW in size.

Our small commercial customers come from a variety of industries including retail, manufacturing, service and municipal services. Our small commercial solar energy systems may be roof mounted or ground mounted and are generally up to 200kW in size.

Suppliers

Our solar energy systems utilize solar panels and inverters purchased from several manufacturers. We negotiate pricing based on quantity purchased and payment terms. We purchase major components as needed and do not have long-term or volume commitments with suppliers.

Competition

We believe our primary competitors are the traditional local utilities that supply energy to our potential customers. We compete with these traditional utilities primarily based on price, predictability of price and the ease by which customers can switch to electricity generated by our solar energy systems rather than fossil based alternatives. We believe that our pricing and focus on customer relationships allow us to compete favorably with traditional utilities in the regions we service.

The other source of competition comes from turnkey solar providers that offer solar products that can save similar customers money from the traditional electric utility in the same geographic regions. These companies consist of SolarCity Corporation, Vivint Solar Inc., NRG Home Solar, Sunrun Inc., Verengo, Inc., Sungevity, Inc., and many others.

Regulations

To operate our systems, we obtain interconnection agreements from the applicable local primary electricity utility. Depending on the size of the solar energy system and local law requirements, interconnection agreements are between the local utility and our customer. In almost all cases, interconnection agreements are standard form agreements that have been pre-approved by the local public utility commission or other regulatory body with jurisdiction over interconnection. As such, no additional regulatory approvals are required once interconnection agreements are signed. We maintain a utility administration function, with primary responsibility for engaging with utilities and ensuring our compliance with interconnection rules.

Our operations are subject to stringent and complex federal, state and local laws and regulations governing the occupational health and safety of our employees and wage regulations. For example, we are subject to the requirements of the federal Occupational Safety and Health Act, as amended, or OSHA, and comparable state laws that protect and regulate employee health and safety. We expend significant resources to comply with OSHA requirements and industry best practices.

Federal and/or state prevailing wage requirements, which generally apply to any “public works” construction project that receives public funds, may apply to installations of our solar energy systems on government facilities. The prevailing wage is the basic hourly rate paid on public works projects to a majority of workers engaged in a particular craft, classification or type of work within a particular area. Prevailing wage requirements are established and enforced by regulatory agencies. Our in-house personnel monitor and coordinate our continuing compliance with these regulations when required.

Although interconnection is typically supported by the state and utility, we are currently having difficulty achieving interconnection approval in Hawaii. This is affecting our ability to build out our backlog and grow sales in Hawaii.

Government Incentives

U.S. federal, state and local governments have established various policies, incentives and financial mechanisms to reduce the cost of solar energy and to accelerate the adoption of solar energy. These incentives include tax credits, cash grants, tax abatements and rebates. These incentives help catalyze private sector investments in solar energy, energy efficiency and energy storage measures, including the installation and operation of residential and commercial solar energy systems.

The Internal Revenue Code allows a taxpayer to claim a credit of 30% of qualified expenditures for a solar energy system that is placed in service on or before December 31, 2016. This credit is scheduled to decline to 10% for business income taxpayers and expire for personal income taxpayers, effective January 1, 2017.

More than half of U.S. states, and many local jurisdictions, have established property tax incentives for renewable energy systems, which include exemptions, exclusions, abatements and credits. Many state governments, investor-owned utilities, municipal utilities and co-operative utilities offer rebates or other cash incentives for the installation and operation of a solar energy system or energy-related products.

Many states have a regulatory policy known as net energy metering, or net metering. Net metering typically allows our customers to interconnect their on-site solar energy systems to the utility grid and offset their utility electricity purchases by receiving a bill credit at the utility’s retail rate for energy generated by their solar energy system that is exported to the grid in excess of electric load used by customers.

Some states have established limits on net metering. For example, California investor-owned utilities are currently required to provide net metering to their customers until the total generating capacity of net metered systems exceeds 5% of the utilities’ “aggregate customer peak demand.” However, California recently enacted legislation that establishes a process and timeline for development of a new program with no participation cap that will apply after the current 5% cap is reached. Other states, such as New York and Massachusetts, increased their respective limits on net metering in 2014.

Seasonality

We have historically experienced seasonality in our business, with the first quarter representing our slowest sales quarter of the year. Additionally, the fourth quarter can be impacted by unfavorable weather, especially in the northeast.

Employees

As of March 23, 2015, we had approximately 244 full-time and 2 part-time employees. None of our employees are represented by a labor union or subject to a collective bargaining agreement.

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

Risk Factors Related to our Business and Industry

The reduction, elimination or expiration of government subsidies and economic incentives for solar energy systems could reduce the demand for our products and services.

U.S. federal, state and local government bodies and utilities provide incentives to end users, distributors, system integrators and manufacturers of solar energy systems to promote solar electricity in the form of rebates, tax credits and other financial incentives such as system performance payments and payments for renewable energy credits associated with renewable energy generation. These incentives enable us to lower the price we charge our customers for solar energy systems. However, these incentives may expire on a particular date, end when the allocated funding is exhausted, or be reduced or terminated as solar energy adoption rates increase. These reductions or terminations often occur without warning. The federal government currently offers a 30% investment tax credit under Section 48(a)(3) and 25D of the Internal Revenue Code, or the Federal ITC, for the installation of certain solar power facilities until

December 31, 2016. This credit is due to decline to 10% for business income taxpayers and to expire for personal income tax payers in 2017. In addition, applicable authorities may adjust or decrease incentives from time to time or include provisions for minimum domestic content requirements or other requirements to qualify for these incentives. The reduction, elimination or expiration of such incentives or delays or interruptions in the implementation of favorable federal or state laws could substantially increase the cost of our systems to our customers, resulting in a significant reduction in demand for our solar energy systems, which would negatively impact our business.

We prepare and submit paperwork on behalf of our customers and financing partners to obtain payment for solar energy systems that we sell and applicable incentives. The failure to complete this paperwork accurately or submit it on a timely basis may reduce our revenue and profit on projects and expose us to liquidated damages and other penalties

We typically prepare and submit the necessary paperwork on behalf of our customers and financing companies to obtain payment for solar energy systems that we sell and applicable incentive payments. The processing of such paperwork is generally subject to rigid and formal compliance procedures. In addition, such processing may be time consuming and add significant cost and administrative burden. We may price our products assuming that we will obtain payments that depend on the timely and accurate processing of such paperwork. There can be no assurance that we will be able to process necessary paperwork in a timely and accurate manner and successfully obtain all payments available to us or to our customers. If we are unsuccessful in doing so, our revenue and profit margin will be negatively impacted and we may have to pay financial penalties or liquidated damages.

Our business prospects could be harmed if solar energy is not widely adopted or sufficient demand for solar energy systems does not develop or takes longer to develop than we anticipate.

The solar energy market is at a relatively early stage of development. The extent to which solar energy will be widely adopted and the extent to which demand for solar energy systems will increase are uncertain. If solar energy does not achieve widespread adoption or demand for solar energy systems fails to develop sufficiently, we may be unable to achieve our revenue and profit targets. In addition, demand for solar energy systems in our targeted markets may not develop or may develop to a lesser extent or more slowly than we anticipate. Many factors may affect the demand for solar energy systems, including the following:

•	availability of government and utility company subsidies and incentives to support the development of the solar energy industry;

•	government and utility policies regarding the interconnection of solar energy systems to the utility grid;

•	fluctuations in economic and market conditions that affect the viability of conventional and non-solar renewable energy sources, such as changes in the price of natural gas and other fossil fuels;

•	cost-effectiveness (including the cost of solar panels), performance and reliability of solar energy systems compared with conventional and other non-solar renewable energy sources and products;

•	success of other renewable energy generation technologies, such as hydroelectric, wind, geothermal, solar thermal, concentrated solar and biomass;

•	availability of financing with economically attractive terms;

•	fluctuations in expenditures by purchasers of solar energy systems, which tend to decrease in slower economic environments and periods of rising interest rates and tighter credit; and

•	deregulation of the electric power industry and the broader energy industry.

A drop in the retail price of conventional electricity or non-solar renewable energy sources may negatively impact our business.

The demand for our solar energy systems depends in part on the price of conventional electricity, which affects return on investment resulting from the purchase of solar energy systems. Fluctuations in economic and market conditions that impact the prices of conventional and non-solar renewable energy sources could cause the demand for solar energy systems to decline, which would have a negative impact on our business.

Existing rules, regulations and policies pertaining to electricity pricing and technical interconnection of customer-owned electricity generation and changes to these regulations and policies may deter the purchase and use of solar energy systems and negatively impact development of the solar energy industry.

The market for solar energy systems is heavily influenced by foreign, federal, state and local government regulations and policies concerning the electric utility industry, as well as policies adopted by electric utilities. These regulations and policies often relate to electricity pricing and technical interconnection of customer-owned electricity generation. For example, the vast majority of states have a regulatory policy known as net energy metering, or net metering, which allows our customers to interconnect their on-site solar energy systems to the utility grid and offset their utility electricity purchases by receiving a bill credit at the utility’s retail rate for energy generated by their solar energy system that is exported to the grid and not consumed on-site. In this way, the customer pays for the net energy used or receives a credit at the retail rate if more electricity is produced than consumed. Metering caps currently exist in certain jurisdictions, which limit the aggregate amount of power that may be sold by solar power generators into the electric grid. Some utilities also restrict the amount of consumer-owned electricity generation that can be placed on a circuit and the may require special studies or equipment before such generation can be connected to the utility grid. These regulations and policies have been modified in the past and may be modified in the future in ways that can restrict the interconnection of solar energy systems, deter purchases of solar energy systems and require investment in the research and development of solar energy technology. For example, in 2013 and 2014, Hawaiian Electric, the electric utility on Oahu, imposed new rules and procedures for the interconnection of solar systems on circuits with a high penetration of customer-owned electricity generation. These new rules and procedures have led to a dramatic reduction in the number of on-site solar energy systems being sold or interconnected in Oahu in 2014. Similar actions by utilities in other markets could have a similar effect. In addition, electricity generated by solar energy systems competes most favorably in markets with tiered rate structures or peak hour pricing that increase the price of electricity when more is consumed. Modifications to these rate structures by utilities, such as reducing peak hour or tiered pricing or adopting flat rate pricing, could require solar energy systems to achieve lower prices in order to compete with the price of utility generated electricity. Such changes are under consideration in markets in which we operate, such as California.

Existing regulations, and changes to such regulations, may present technical, regulatory and economic barriers to the installation of solar energy systems, which may significantly reduce demand for our solar energy systems.

The installation of solar energy systems is subject to oversight and regulation under local ordinances; building, zoning and fire codes; environmental protection regulation; utility interconnection requirements for metering; and other rules and regulations. We attempt to keep up-to-date on these requirements on a national, state and local level and must design and install our solar energy systems to comply with varying standards. Certain jurisdictions may have ordinances that prevent or increase the cost of installation of our solar energy systems. In addition, new government regulations or utility policies pertaining to the installation of solar energy systems are unpredictable and may result in significant additional expenses or delays, which could cause a significant reduction in demand for solar energy systems.

For projects where we recognize revenue on system installations on a percentage-of-completion basis or payments are due upon the achievement of contractual milestones, any delay or cancellation of a project could adversely affect our business.

For projects where we recognize revenue on a percentage-of-completion basis and, as a result, our revenue from these installations is driven by the performance of our contractual obligations. The time it takes to execute our contractual obligations may impact the amount of revenue recognized in a particular period. Timelines can be adversely impacted by weather, governmental agencies, utilities and customer requirements. In addition, certain customer contracts may include payment milestones due at specified points during a project. Although we generally build payment terms that provide for positive cash flow, delays in project execution or customer payments can adversely affect our business and cash flows.

Our sales and installations are subject to seasonality of customer demand and weather conditions which are outside of our control.

Our sales are subject to the seasonality of when customers buy solar energy systems. We experience spikes in orders in the Spring and Summer months which, due to lead time, result in installations and revenue increasing during the Summer and Fall. Tax incentives can generate additional backlog prior to the end of the year, depending upon the incentives available and the tax appetite of customers. Our ability to construct systems outdoors can be impacted by inclement weather, which can be most prominent in our geographic installation regions during the first and fourth quarters of the year. As a result of these factors, our first quarter is generally our slowest quarter of the year. If unexpected natural events occur and we are unable to manage our cash flow through these seasonal factors, there could be a negative impact on our financial position, liquidity, results of operation and cash flow.

Our inability to respond to changing technologies and issues presented by new technologies could harm our business.

The solar energy industry is subject to technological change. If we rely on products and technologies that are not attractive to customers, or if we are unable to respond appropriately to changing technologies and changes in product function and quality, we may not be successful in capturing or retaining significant market share. In addition, any new technologies utilized in our solar energy systems may not perform as expected or as desired, in which event our adoption of such products or technologies may harm our business.

We derive the majority of the revenue from the sale of solar energy systems in east coast states, Hawaii and California.

We currently derive the vast majority of our revenue from the sale of solar energy systems in east coast states, California and Hawaii. This geographic concentration exposes us to increased risks associated with the growth rates, government regulations, economic conditions, weather and other factors that may be specific to those states to which we would be less subject if we were more geographically diversified. The growth of our business will require us to expand our operations in existing markets and to commence operations in other states. Any geographic expansion efforts that we may make may not be successful, which would limit our growth opportunities.

We have identified a material weakness in internal control over financial reporting

Our independent auditor audited our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002 for the first time, in connection with the year ended December 31, 2014 and identified a material weakness in internal control over financial reporting. This could result in heightened regulatory scrutiny, additional costs to remediate and potentially an adverse effect on the price of our Class A common stock. Furthermore, if we are unable to establish and maintain effective internal control over financial reporting, we may be unable to accurately or timely report our financial results or prevent fraud from occurring.

We have a history of operating losses, and it is uncertain when, or if, we may be able to achieve or sustain future profitability. If our revenue levels decrease or if we do not become profitable on an ongoing basis, we may be unable to continue our operations.

We have incurred net losses and have an accumulated deficit of $146.7 million as of December 31, 2014. If we cannot improve our operating results and ultimately generate net income, we may be unable to continue our operations in the future.

We may require significant additional funds, the amount of which will depend upon our working capital and general corporate needs, and be unable to obtain necessary funding.

Our operations may not generate sufficient cash to enable us to operate or expand our business and adequate financing may not be available if and when we need it or may not be available on terms acceptable to us. If our cash flow from operations and the proceeds from our offering of units of our Class A common stock and warrants in February 2015, the “2015 offering”, are insufficient to meet our obligations, we could be required to sell additional equity securities or refinance our obligations and may be unable to do so.

Competitors with superior access to capital may have a significant advantage over us if we are unable to generate sufficient cash flow or obtain adequate and timely financing for expansion and acquisitions.

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

Our present indebtedness and projected future borrowings could adversely affect our financial health; future cash flows may not be sufficient to meet our obligations and we may have difficulty obtaining additional financing; and we may experience adverse effects of interest rate fluctuations

There can be no assurance in the future whether we will generate sufficient cash flow from operations, future financings or other sources to meet our debt service obligations, cash requirements to fund operations or other liquidity needs. Our present indebtedness and projected future borrowings could have important adverse consequences to us, such as:

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

Our failure to realize cost savings from restructuring and optimization could materially and adversely affect our business and operating results.

In an attempt to realize efficiencies and cost savings, we are in the process of restructuring and optimizing our business. We may be unable to effectively complete such restructuring and optimization efforts. Furthermore, we may not realize the expected benefits from our restructuring and optimization initiatives. Our long-term expense reduction programs may result in an increase in short-term expenses, and our efforts may lead to additional unintended consequences. As a result, our restructuring and optimization efforts could materially and adversely affect our business and operating results.

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

From time to time during the normal course of operating our businesses, we are subject to various litigation claims and legal disputes. Litigation claims have also been made against us by investors in our July 2014 private placement. Some of the litigation claims may not be covered under our insurance policies, or our insurance carriers may seek to deny coverage. As a result, we might also be required to incur significant legal fees, which may have a material adverse effect on our financial position. In addition, because we cannot accurately predict the outcome of any action, it is possible that, as a result of current and/or future litigation, we will be subject to adverse judgments or settlements that could significantly reduce our earnings or result in losses.

We rely heavily on a limited number of suppliers and vendors, to some of which we owe significant past due balances, and if these suppliers and vendors become unwilling to deliver critical components and services, it would adversely affect our ability to operate and our financial results.

We rely on a limited number of third-party suppliers to provide the components used in our solar energy systems. We also rely on key vendors to provide internal and external services which are critical to our operations, including installation of solar energy systems, accounting and customer relationship management software, facilities and communications. The failure of our suppliers and vendors to supply us with products and services in a timely manner or on commercially reasonable terms could result in lost orders, delay our project schedules, limit our ability to operate and harm our financial results. There have been times in our history when we have had significant outstanding balances and have been in arrears with many of our suppliers and vendors. When these circumstances existed, many of these suppliers and vendors were no longer willing to provide products or services to us, and placed us on “credit hold”, or were requiring payment in advance. If any of our suppliers or vendors were to fail to supply our needs on a timely basis or to cease providing us key components or services we use, we would be required to secure alternative sources of supply. We may have difficulty securing alternative sources of supply. If this were to occur, our business would be harmed.

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

A substantial portion of the solar photovoltaic modules used in the United States are sourced from foreign suppliers and rules and conditions affecting international trade can have an adverse effect on the supply of solar photovoltaic modules and their cost.

A significant percentage of PV modules used in the United States are imported from China or utilize solar cells made in Taiwan. In 2014 the U.S. Department of Commerce imposed tariffs on these products. Although most of the solar photovoltaic modules we used in 2014 were sourced from domestic manufacturers, we experienced price increases and occasional problems with availability as a result of these tariffs. Other international trade conditions such as work slowdowns and labor strikes at port facilities or major weather events can also adversely impact the availability and price of solar photovoltaic modules.

We install solar energy systems, and many factors can prevent us from completing installations on time or on budget.

These factors include:

•	shortages of materials;

•	shortages of skilled labor;

•	unforeseen installation scheduling, engineering, excavation, environmental or geological problems;

•	issues at the job site that were not apparent during site inspection; natural disasters, hurricanes, weather interference, fires, earthquakes or other casualty losses or delays;

•	delays in obtaining or inability to obtain or maintain necessary licenses or permits;

•	changes to plans or specifications;

•	performance by subcontractors;

•	disputes with subcontractors; and

•	unanticipated cost increases in materials, labor or other elements of our projects beyond budgets and allowances for contingencies.

Our installation projects expose us to risks of cost overruns due to typical uncertainties associated with any project or changes in the designs, plans or concepts of such projects. For these and other reasons, installation costs may exceed the estimated cost of completions.

Because the solar energy system installation market is highly competitive and has low barriers to entry, we may face the loss of business or reduced margins.

The solar energy system installation market is highly competitive with low barriers to entry. We currently compete with significantly larger companies as well as a large number of relatively small installers and developers. Larger companies may have greater financial, technical and marketing resources and greater name recognition than we do. Smaller companies may lack adequate systems and capital, but can benefit from operating efficiencies or from having lower overhead, which enables them to offer lower prices.

We believe that our ability to compete depends in part on a number of factors outside of our control, including the following:

•	the availability of proprietary solar financing solutions;

•	the price at which competitors offer comparable products;

•	marketing efforts undertaken by our competitors;

•	the extent of our competitors’ responsiveness to customer needs;

•	access to financing for solar energy systems;

•	access to proprietary materials or systems.

Competition in the solar energy system installation market may increase in the future as a result of low barriers to entry. Increased industry competition could result in reductions in price, margins, and market share and in greater competition for qualified personnel. Our business and operating results would be adversely affected if we are unable to compete effectively.

The installation and ongoing operation of solar energy systems involves significant safety risks.

Solar energy systems generate electricity, which is inherently dangerous. Installation of these systems also involves the risk of falling from rooftops, personal injuries occurring at the job site and other risks typical of construction projects. Although we take many steps to assure the safe installation and operation of our solar energy systems, and also maintains insurance against such liabilities, we may nevertheless be exposed to significant losses arising from personal injuries or property damage arising from our projects.

Availability and cost of financing for solar energy systems could reduce demand for our services and products.

Many of our customers depend on loan or lease financing to fund the purchase price our solar energy systems. The interest rate for this financing varies with market conditions. Third-party financing sources also charge significant fees for their financing products. If our financing sources increase their fees or interest rates, our customers’ cost of purchasing our solar energy systems will increase and we may experience decreased demand for our products and services, resulting in reduced revenue. In the alternative, if we elect to absorb any financing price increase by lowering the price of our products and services to keep the total cost to our customers constant, our revenue will decrease and we will experience lower profit margins. In 2014 we introduced our own financing option in selective markets. However, we continue to rely on third parties to finance the majority of our sales of solar energy systems.

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

As a result of the length of the warranty periods we provide both in workmanship and, in certain cases, in energy production, we bear the risk of warranty claims long after we have completed the installation of a solar energy system. Our current standard warranty for our installation services includes a warranty period of up to 10 years for defects in material and workmanship. In addition, most manufacturers of solar photovoltaic modules offer a 25-year warranty period for declines in power performance. Although we maintain a warranty reserve for potential warranty or service claims, claims in excess of our reserve could adversely affect our operating results. Our failure to predict accurately future warranty claims could result in unexpected volatility in our financial results.

An increase in interest rates or tight credit markets could make it difficult for customers to finance the cost of solar energy systems and could reduce demand for our services and products.

Some of our prospective customers may depend on debt financing, such as home equity loans, or leasing, to fund the purchase of a solar energy system. Third-party financing sources specifically for solar energy systems are currently limited. The lack of financing sources, limitations on available credit or an increase in interest rates could make it difficult or more costly for our potential customers to secure the financing necessary to purchase a solar energy system on favorable terms, or at all, thus lowering demand for our services and products and negatively impacting our business.

We must meet The NASDAQ Capital Market continued listing requirements or we risk delisting, which may decrease our stock price and make it harder for our shareholders to trade our stock.

Our Class A common stock is currently listed for trading on The NASDAQ Capital Market. We must continue to satisfy NASDAQ’s continued listing requirements or risk delisting of our securities. Delisting would have an adverse effect on the price of our Class A common stock and likely also on our business. As previously disclosed, on December 15, 2014, we received notice from NASDAQ that we were not in compliance with the NASDAQ minimum bid-price rule. We have 180 calendar days, or until June 15, 2015, to regain compliance. If we have not regained compliance by that date, and if certain conditions are met, we may be eligible for an additional 180 day compliance period. Further, on February 13, 2015, we publicly disclosed that, due to an impairment charge for the fourth quarter of 2014, as reported we have negative shareholders’ equity as of December 31, 2014, which would also constitute a violation of the NASDAQ continuing listing requirements. There can be no assurance that we will be able to regain compliance with the NASDAQ continued listing requirements, or that our Class A common stock will not be delisted from The NASDAQ Capital Market in the future. If our Class A common stock is delisted from NASDAQ, it may trade on the over-the-counter market, which may be a less liquid market. In such case, our shareholders’ ability to trade, or obtain quotations of the market value of, shares of our Class A common stock would be severely limited because of lower trading volumes and transaction delays. These factors could contribute to lower prices and larger spreads in the bid and ask prices for our securities.

We expect to hold a special meeting of our shareholders on May 12, 2015 to consider and seek approval of a reverse stock split which if approved we expect will (i) cause our stock price to meet the NASDAQ minimum bid price continued listing requirement and (ii) cause us to have a sufficient number of shares of Class A common stock available for future warrant exercises. There can be no assurance our shareholders will approve the reverse stock split.

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

Risk Factors Related to Our Securities

The market price of the Class A common stock has been volatile, and future volatility could result in substantial losses for investors.

The market price of the Class A common stock has been volatile in the past and could fluctuate widely in response to various factors, many of which are beyond our control, including the following:

•	actual or anticipated changes in our operating results;

•	regulatory, legislative or other developments affecting us or the solar energy industry generally;

•	changes in expectations relating to our services and products, plans and strategic position or those of our competitors or customers;

•	market conditions and trends within the solar energy industry;

•	acquisitions or strategic alliances by us or by our competitors;

•	litigation involving us, our industry or both;

•	introductions of new technological innovations, services, products or pricing policies by us or by our competitors;

•	the gain or loss of significant customers;

•	recruitment or departure of key personnel;

•	our ability to execute our business plan;

•	volume and timing of customer orders;

•	price and volume fluctuations in the overall stock market from time to time;

•	changes in investor perception;

•	the level and quality of any research analyst coverage of our Class A common stock;

•	changes in earnings estimates or investment recommendations by analysts;

•	the financial guidance we may provide to the public, any changes in such guidance or its failure to meet such guidance;

•	trading volume of the Class A common stock or the sale of such stock by Riverside Renewable Energy Investments LLC (“Riverside”) or its management team or directors;

•	our issuance of additional shares of Class A common stock or securities convertible into or exercisable for Class A common stock; and

•	economic and other external factors that impact purchasing decisions of our potential customers.

In addition, the stock market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies and industries. These fluctuations may include a so-called “bubble market” in which investors temporarily raise the price of the stocks of companies in certain industries, such as the renewable energy industry, to unsustainable levels. These market fluctuations may significantly affect the market price of the Class A common stock.

Future issuances of our stock, options, warrants or other securities will cause substantial dilution and may negatively affect the market price of the Class A common stock.

Ownership of our securities may be diluted by future issuances of securities or the conversion or exercise of outstanding or to be issued options, warrants, convertible notes, convertible stock or other securities. Our recently completed 2015 Offering includes warrants to purchase more than 30 million shares of our Class A common stock based on our current expectations. The number of shares of our Class A common stock issuable upon exercise of these warrants increases when the price of our Class A common stock declines.

The Warrants issued in the 2015 Offering require us to send instructions to our transfer agent within one trading day of receipt of an exercise notice, and require us to deliver the number of shares of our Class A common stock requested within three trading days of receipt of the exercise notice, provided that we have received the exercise price for such shares. The exercise price of the warrant shares may be significantly less than the market price of our Class A common stock at the time of exercise. If we are unable to deliver the shares of Class A common stock within the timeframe required, we may be obligated to reimburse the holder for the cost of purchasing the shares of our Class A common stock in the open market or pay them the profit they would have realized upon the exercise and sale of such shares. We are also obligated to pay the holder in cash if we do not have sufficient shares of our Class A common stock available to fulfill an exercise notice.

In addition, as of March 23 , 2015, there were an aggregate of approximately 55.1 million shares of Class A common stock that may be issued upon exercise or conversion of other outstanding options to purchase our Class A common stock under our 2008 Long Term Incentive Plan and warrants or other agreements.

We also have two effective shelf registration statements, one covering approximately $5.0 million aggregate offering price of securities, and another covering approximately $182.8 million aggregate offering price of securities, under which we may issue additional securities in the future (in each case, all of which could be issued as shares of our Class A common stock or securities convertible or exercisable into shares of Class A common stock). Derivative securities, such as convertible debt, options and warrants, currently outstanding or issued in the future may contain anti-dilution protection provisions, which, if triggered, could require us to issue a larger number of the security underlying such derivative security than the face amount. For example, the warrants we issued in the June 3, 2013 private placement provide that among other things, if we issue or sell, or are deemed to have issued and sold, shares of Class A common stock for a consideration per share less than a price equal to the exercise price of the warrants, the exercise price of the warrants will be reduced and the number of shares of Class A common stock issuable upon exercise of the warrants will be increased, based on the formula and on the terms set forth in the warrants. The warrants issued in our 2015 Offering also contains anti-dilution protection reducing the exercise price but not directly increasing the shares of Class A common stock issuable upon exercise of the warrants. However, the number of shares of Class A common stock issuable upon exercise of the Series B warrants issued in our 2015 Offering is calculated by dividing a stated dollar value by an exercise price. As a result, if the exercise price is reduced, the number of shares issuable upon exercise of the Series B warrants increases.

We cannot predict the effect, if any, that future sales or issuance of shares of our Class A common stock into the market, or the availability of shares of our Class A common stock for future sale, will have on the market price of our Class A common stock. Sales of substantial amounts of our Class A common stock (including shares issued upon exercise of options and warrants or conversion of convertible related party debt), or the perception that such sales could occur, may materially affect prevailing market prices for our Class A common stock.

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

We do not anticipate paying any cash dividends on our Class A common stock for the foreseeable future. Accordingly, investors in our securities would have to sell some or all of their stock in order to generate cash flow from their investment. Any determination to pay dividends in the future on the Class A common stock will be made at the discretion of our board of directors and will depend on our results of operations, financial conditions, contractual restrictions, restrictions imposed by applicable law, capital requirements and other factors that our board of directors deems relevant.

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

Riverside holds approximately 15% of the currently outstanding shares of our Class A common stock. Riverside’s ownership may increase, stay the same or decrease depending on the amount of shares of Class A common stock we issue in the future. Further, pursuant to the terms of the Shareholders Agreement entered into in connection with the closing of the Alteris merger, Riverside currently has the right to designate two individuals for appointment or nomination to our board of directors. Because of Riverside’s voting rights and its ability to designate individuals for appointment or nomination to our board of directors, Riverside will be able to exert influence over our company and matters requiring approval by our shareholders, including the election of directors, increasing our authorized capital stock, financing activities, a merger or sale of our assets and the number of shares authorized for issuance under our 2008 Long-Term Incentive Plan.

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

Our principal executive offices are located in Louisville, Colorado. The following table sets forth certain information relating to our primary facilities:

Primary Locations	Size (sq. ft.)	Use	Lease Expiration	Business Segment
Louisville, CO	29,189	Corporate Headquarters	Dec-16	Other/Residential
Fresno, CA	10,000	Office and warehouse	Oct-15	Residential
San Rafael, CA	4,250	Office and warehouse	Jun-15	Residential
Murrieta, CA	8,205	Office and warehouse	Apr-15	Residential
San Jose, CA	7,488	Office and warehouse	Mar-15	Residential
Orange, CA.	5,000	Office and warehouse	Sep-17	Residential
Stonington, CT	1,600	Office	Feb-15	Residential
Montpelier, VT	1,500	Office	Sep-15	Residential
Providence, RI	2,500	Office	Aug-15	Discontinued
Port Chester, NY	21,764	Office and warehouse	Jun-15	Discontinued
Kailua, HI	10,000	Office and warehouse	Dec-16	Sunetric
Kailu-Kona, HI	3,360	Warehouse	Month-Month	Sunetric

While existing facilities have lease renewal options ranging from 3 months to 4 years, our intention is to not renew any of our California facilities.

Item 3.	Legal Proceedings

From time to time, we are involved in legal proceedings that we consider to be in the normal course of business. On July 9, 2014, the Company completed a PIPE offering of approximately $7 million at a price per share of $2.40. Subsequently, the company’s stock price has declined to $0.26 as of March 23, 2015 and four of the investors in the offering (out of approximately 20 total investors in the offering) have asserted claims against the company in three separate lawsuits alleging certain misrepresentations and omissions in the offering. The Company intends to vigorously defend itself in the litigation and has made a motion for dismissal. As of December 31, 2014 we have not recorded a liability associated with this claim.

We do not believe that any of these proceedings will have a material adverse effect on our business.

Item 4.	Mine Safety Disclosures

Not applicable.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Price History

Our Class A common stock is listed on the NASDAQ Capital Market under the symbol “RGSE”. Prior to February 24, 2014 our stock symbol was “RSOL”. On March 23, 2015 we had approximately 98 shareholders of record and 78,080,814 shares of $.0001 par value Class A common stock and no shares of $.0001 par value Class B shares outstanding.

The following table sets forth the high and low sales prices for our Class A common stock for the periods indicated:

	High	Low
Fiscal 2014:
Fourth Quarter	$1.52	$0.48
Third Quarter	$2.90	$1.40
Second Quarter	$4.10	$2.08
First Quarter	$5.23	$3.19
Fiscal 2013:
Fourth Quarter	$4.13	$2.17
Third Quarter	$2.82	$1.73
Second Quarter	$6.08	$1.59
First Quarter	$2.53	$0.84

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

Sale of Unregistered Securities

All sales of unregistered equity securities during 2014 have been previously reported in a Form 10-Q or Form 8-K.

Equity Compensation Plan Information

The following table summarizes equity compensation plan information for our Class A common stock as of December 31, 2014:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	2,318,280	$2.50	4,385,957
Equity compensation plans not approved by security holders (a)	90,000	1.15	0

Total	2,408,280	$2.44	4,385,957

(a)	Consists of a stand-alone grant made outside of the Real Goods Solar, Inc. 2008 Long-Term Incentive Plan with substantially identical terms as grants made under the Real Goods Solar, Inc. 2008 Long-Term Incentive Plan.

On January 14, 2014 at a special meeting of shareholders’, our shareholders approved an amendment to the Real Goods Solar, Inc. 2008 Long-Term Incentive Plan to increase the maximum number of shares of common stock that may be issued under our equity compensation plan to 6,704,237.

In connection with the 2015 Offering, in February 2015, our Board of Directors voluntarily reduced the number of shares of Class A common stock reserved for future issuance under the Company’s equity compensation plans to 1,000,000 shares to maximize the number of shares of our Class A common stock available for issuance upon exercise of the warrants issued in our 2015 Offering. We are required to reserve 200,000,000 shares of our Class A common stock for issuance upon exercise of the warrants issued in the 2015 Offering. Until such time as the number of shares of Class A common stock authorized and available for issuance exceeds the 200,000,000 minimum reserve requirement, we are not able increase the number of shares reserved for issuance under equity compensation plan.

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Discontinued Operations

On September 30, 2014, we committed to a plan to sell certain contracts and rights comprising our large commercial installations business, otherwise known as our former Commercial segment. At the same time, we determined not to enter into further contracts. Contracts in process at December 31, 2014 will be completed during 2015. We now report this business as a discontinued operation, separate from our continuing operations. The following management discussion and analysis of financial condition and results of operations is for our continuing operations, unless indicated otherwise.

Overview

We are a residential and small commercial solar energy engineering, procurement and construction firm. We also perform most of our own sales and marketing activities to generate leads and secure projects. We offer turnkey services, including design, procurement, permitting, build-out, grid connection, financing referrals and warranty and customer satisfaction activities. Our solar energy systems use high-quality solar photovoltaic modules. We use proven technologies and techniques to help customers achieve meaningful savings by reducing their utility costs. In addition, we help customers lower their emissions output and reliance upon fossil fuel energy sources.

We, including our predecessors, have more than 35 years of experience in residential solar energy and trace our roots to 1978, when Real Goods Trading Corporation sold the first solar photovoltaic panels in the United States. We have designed and installed tens of thousands of residential and commercial solar systems since our founding.

On September 30, 2014, we discontinued our entire former Commercial segment. As a result of this major strategic shift, we now operate as three reportable segments: (1) Residential – the installation of solar systems for homeowners, including lease financing thereof, and for small businesses (small commercial) in the continental U.S.; (2) Sunetric – the installation of solar systems for both homeowners and small business owners (small commercial) in Hawaii; and (3) Other – catalogue segment and corporate operations; see Note 4. Goodwill and Other Asset Impairment. We believe this new structure will enable us to more effectively manage our operations and resources.

Mergers and Acquisitions

Syndicated Solar, Inc.

We purchased certain assets and assumed certain current liabilities of Syndicated Solar, Inc. (“Syndicated”) through an Asset Purchase Agreement on August 9, 2013. The acquired assets include executed end-user customer agreements together with associated solar energy systems in various stages of completion along with software systems used by Syndicated to acquire new customers. We acquired, at fair value, tangible net assets totaling negative $0.7 million and $1.9 million of goodwill. The purchase consideration transferred, as amended on May 12, 2014, was comprised of cash of $0.3 million and 325,140 shares of the Company’s Class A common stock, with an aggregate fair value of $0.7 million based on the closing price of our Class A common stock on August 9, 2013. The goodwill associated with this acquisition’s commercial operations was impaired on June 30, 2014. See Note 4. Goodwill and Other Asset Impairments.

Mercury Energy, Inc.

We acquired 100% of the voting equity interests of Mercury Energy, Inc. on January 14, 2014 through a merger pursuant to an Agreement and Plan of Merger. The total consideration transferred was approximately $29.1 million and was comprised of 7.6 million shares of our Class A common stock, based on our Class A common stock closing market price of $3.83 per share on January 13, 2014, subject to an escrow arrangement and adjusted for a post-closing working capital adjustment.

Elemental Energy, LLC d/b/a Sunetric.

We acquired 100% of the voting equity interests of Elemental Energy LLC, dba, Sunetric, on May 14, 2014 pursuant to the terms of a Membership Interest Purchase Agreement (“Purchase Agreement”). The total consideration transferred was approximately $9.4 million and was comprised of 3.4 million shares of our Class A common stock, based on our Class A common stock closing market price of $2.75 per share on May 13, 2014, adjusted for a post-closing working capital adjustment; and $0.5 million of estimated probable contingent consideration. The provisional purchase consideration transferred is subject to a working capital true-up adjustment based on the determined final closing balances. The contingent consideration provides the sellers with the potential to earn up to $3.0 million in additional earn-out payments, to be paid in unregistered shares of our Class A common stock, upon the achievement of certain revenue and income earn-out targets for 2014 and 2015. We expect that these targets will not be achieved.

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

Revenue Recognition

For sales of solar energy systems and components of less than 100 kilowatts (kW), we recognize revenue, in accordance with ASC 605-25, Revenue Recognition—Multiple-Element Arrangements, and ASC 605-10-S99, Revenue Recognition—Overall—SEC Materials. Revenue is recognized when (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the sales price is fixed or determinable and (4) collection of the related receivable is reasonably assured. Components are principally comprised of photovoltaic panels, inverters, and solar energy system mounting hardware. The Company recognizes revenue when it installs a solar energy system, provided all other revenue recognition criteria have been met. Costs incurred on residential installations before the solar energy systems are completed are deferred and included in other current assets as work in progress in the consolidated balance sheet.

For those systems of 100kw or greater, or “commercial customers” we recognize revenue according to ASC 605-35, Revenue Recognition—Construction-Type and Production Type Contracts. Revenue is recognized on a percentage-of-completion basis, based on the ratio of labor costs incurred to date to total projected labor costs. Provisions are made for the full amount of any anticipated losses on a contract-by-contract basis.

The assets “Costs in excess of billings on uncompleted contracts” and “Deferred costs on uncompleted contracts” represent costs incurred plus estimated earnings in excess of amounts billed on percentage-of-completion method contracts and costs incurred but deferred until recognition of the related contract revenue on completed-method contracts, respectively. The liability “Billings in excess of costs on uncompleted contracts” represents billings in excess of related costs and earned profit on percentage-of-completion method contracts. We invoice large installation customers according to milestones defined in their respective contracts. The prerequisite for billing is the completion of an application and certificate of payment form as per the contract, which is done after each month end. Unbilled receivables were included in discontinued operations at December 31, 2014 and 2013.

Deferred revenue consists of solar energy system installation fees billed to customers for projects which are not completed as of the balance sheet date.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. We make estimates of the collectability of its accounts receivable by analyzing historical bad debts, specific customer creditworthiness and current economic trends.

Inventory

Inventory consists primarily of solar energy system components (such as solar panels and inverters) located at Company warehouses and is stated at the lower of cost (first-in, first-out method) or market. We identify the inventory items to be written down for obsolescence based on the item’s current sales status and condition. We write down discontinued or slow moving inventories based on an estimate of the markdown to retail price needed to sell through its current stock level of the inventories on a quarterly basis.

Goodwill and Purchased Intangibles

We review goodwill and indefinite-lived intangible assets for impairment during the second quarter, or more frequently if a triggering event occurs between impairment testing dates.

Intangible assets arising from business combinations, such as acquired customer contracts and relationships (collectively “customer relationships”), are initially recorded at fair value. Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired in a business combination. Goodwill is reviewed for impairment annually or more frequently if impairment indicators arise.

Our impairment assessment begins with a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. The qualitative assessment includes comparing the overall financial performance of the reporting unit against the planned results used in the last quantitative goodwill impairment test. If it is determined under the qualitative assessment that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then a two-step quantitative impairment test is performed. Under the first step, the estimated fair value of the reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed. If the estimated fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the enterprise must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill.

Fair value of the reporting unit under the two-step assessment is determined using a discounted cash flow analysis. The use of present value techniques requires us to make estimates and judgments about our future cash flows. These cash flow forecasts will be based on assumptions that are consistent with the plans and estimates we use to manage our business. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment at many points during the analysis. Application of alternative assumptions and definitions could yield significantly different results.

Intangible assets with finite useful lives are amortized over their respective estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

Purchase Accounting

The Company accounts for business combinations under ASC 805, Business Combinations. The cost of an acquisition, including any contingent consideration, is measured as the aggregate of the fair values at the date of exchange of the assets given, liabilities assumed, and equity instruments issued. Identifiable assets, liabilities, and contingent liabilities acquired or assumed are measured separately at their fair value as of the acquisition date. The excess of the cost of the acquisition over our interest in the fair value of the identifiable net assets acquired is recorded as goodwill. Further, acquisition tax benefits we obtain from acquired companies are recognized in operating income as changes in our tax valuation allowance for our previously existing deferred tax assets.

We engage outside appraisal firms to assist in the fair value determination of identifiable intangible assets such as customer relationships, trade names, property and equipment and any other significant assets or liabilities. We adjust the preliminary purchase price allocation, as necessary, after the acquisition closing date through the end of the measurement period (up to one year) as we finalize the initial valuations for the assets acquired and liabilities assumed.

Share-Based Compensation

RGS recognizes compensation expense for share-based awards based on the estimated fair value of the award on the date of grant. We measure compensation cost at the grant date fair value of the award and recognizes compensation expense based on the probable attainment of a specified performance condition for performance based awards or over a service period for time based awards. We use the Black-Scholes option valuation model to estimate the fair value for purposes of accounting and disclosures. In estimating this fair value, certain assumptions are used (see Note 12. Share-Based Compensation), including the expected life of the option, risk-free interest rate, dividend yield, volatility and forfeiture rate. The use of different estimates for any one of these assumptions could have a material impact on the amount of reported compensation expense.

Income Taxes

We recognize income taxes under the asset and liability method. Deferred income taxes are recognized based on temporary differences between financial reporting and income tax bases of assets and liabilities, using current enacted income tax rates and regulations. These differences will result in taxable income or deductions in future years when the reported amount of the asset or liability is recovered or settled, respectively. Considerable judgment is required in determining when these events may occur and whether recovery of an asset, including the utilization of a net operating loss carry-forward prior to its expiration, is more likely than not.

We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. We measure the tax benefits recognized in the consolidated financial statements from such a position based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. As such, we are required to make many subjective assumptions and judgments regarding its income tax exposures. Interpretations of and guidance surrounding income tax law and regulations change over time and may result in changes to our subjective assumptions and judgments which can materially affect amounts recognized in our consolidated balance sheets and statements of operations. We recognize interest and penalties related to income tax matters in interest expense and general and administration expenses, respectively.

Results of Operations

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Net revenue. Net revenue increased $13.1 million, or 22.8%, to $70.8 million during 2014 from $57.7 million during 2013. The increase in revenue reflects an increase in solar systems constructed to 17.0 megawatts in 2014 from 14.4 megawatts in 2013. Net revenue for our residential segment increased $1.9 million, or 3.6%, to $55.8 million during 2014 from $54.0 million during 2013, primarily due to our full integration of Syndicated Solar and organic growth from our sales and construction organization. Net revenue for our Sunetric segment was $12.7 million and represents the installment of 2.7 megawatts since we acquired it on May 14, 2014.

Gross profit. Gross profit decreased $1.5 million, or 10.6%, to $12.8 million during 2014 from $14.3 million during 2013. As a percentage of net revenue, gross profit decreased to 6.7% during 2014 from 24.7% during 2013. The decline in gross margin is attributable to: (i) less income from 1603 Safe Harbor transactions available during 2014 (for those transactions, the equipment is purchased directly by the customer from the supplier, and the margin is a higher percentage of the reduced amount of revenue recognized), (ii) a strengthening of our liability for warranty reserves, (iii) less gross profit from the catalog segment, and (iv) charges for reducing inventory to lower of cost or market, off-set by an increase of $1.7 million of gross profit from Sunetric since our acquisition during 2014.

Selling and operating expenses. Selling and operating expenses increased $8.4 million, or 44.9%, to $27.2 million during 2014 from $18.8 million during 2013. The increase in Selling and Operating expenses is attributable to: (i) the acquisition of Sunetric, approximately $1.8 million, (ii) an increase in indirect payroll and burden of approximately $2.6 million, (iii) marketing of $1.5 million and (iv) $2.5 million of other costs. As a percentage of net revenue, selling and operating expenses increased to 38.4% during 2014 from 32.5% during 2013.

General and administrative expenses. General and administrative expenses increased approximately $2.8 million, or 39.8%, to $9.7 million during 2014 from $7.0 million during 2013. General and Administrative Expense increased by approximately $2.5 million attributable to: (i) an increase in accounting and legal fees in part due to the company being classified as an accelerated filer under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), (ii) headcount additions from acquisitions, (iii) executive bonuses, and (iv) an increase in stock option expense. As a percentage of net revenue, general and administrative expenses increased to 13.7 % during 2014 from 12.0% during 2013.

Acquisition costs. Acquisition costs during 2014 were approximately $0.8 million related to the acquisition of Sunetric as compared to approximately $1.0 million related to the acquisition of Syndicated during 2013.

Restructuring costs. Restructuring costs were approximately $0.6 million during 2014 for costs incurred by management’s decision to seek cost efficiencies and severance paid to departing executives. There were no restructuring costs during 2013.

Goodwill and other asset impairments. Goodwill and other asset impairments were approximately $11.8 million during 2014, comprised of approximately $10.4 million of goodwill related to Sunetric and approximately $1.3 million of real property and inventories related to the catalogue segment. There were no impairment charges during 2013.

Interest and other expense, net. Interest and other expense, net increased approximately $0.2 million to $1.2 million during 2014 from $0.9 million during 2013. The increase is primarily attributable to our bank term loan that matured on September 30, 2014.

Change in valuation of warrants. We recorded a noncash gain of $14.2 million during 2014 and $2.0 million during 2013 primarily due to decreasing stock prices resulting in adjustments to the fair value of the common stock warrant liability.

Income Tax Expense/Benefit. Income tax benefit was $1.2 million for 2014, represented primarily by tax benefits realized from the acquisition of Sunetric. State income tax expense was $58,000 for 2013, representing state income taxes not offset by the loss from operations.

Net loss from continuing operations. As a result of the above factors, our net loss from continuing operations during the year ended December 31, 2014 was $26.3 million, or $(0.55) per share, as compared to a net loss from continuing operations of $12.3 million, or $(0.42) per share, during the year ended December 31, 2013.

Net loss from discontinued operations. Our net loss from discontinued operations during the year ended December 31, 2014 was $30.9 million, or $(0.64) per share, as compared to a net gain from discontinued operations of $1.0 million, or $0.03 per share, during the year ended December 31, 2013. The results of the Discontinued segment declined approximately $31.9 million attributable to: (i) a goodwill impairment of $18.8 million as we did not realize the cost synergies we expected from our acquisition of a commercial installer, (ii) a $1.3 million provision for doubtful accounts, (iii) stock option expense of approximately $1.6 million, (iv) approximately $1.6 million of acquisition costs incurred and (v) operating losses related to the competitive environment, contract disputes and liquidating damages incurred, all resulting in a negative gross margin for the contracts during the year.

Net income (loss). As a result of the above factors, our net loss was $57.1 million, or $(1.19) per share, during 2014 compared to $11.3 million, or $(0.38) per share, during 2013.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Net revenue. Net revenue increased $13.7 million, or 31.1%, to $57.7 million during 2013 from $44.0 million during 2012. The increase in revenue reflects an increase in solar systems constructed to 14.4 megawatts in 2013 from 10.0 megawatts in 2012.

Gross profit. Gross profit decreased $1.7 million, or 10.8%, to $14.3 million during 2013 from $16.0 million during 2012. As a percentage of net revenue, gross profit decreased to 24.7% during 2013 from 36.3% during 2012. The decline in gross profit reflects competitive pricing pressure as well as the adverse impact of inclement weather on labor utilization efficiency.

Selling and operating expenses. Selling and operating expenses decreased $4.1 million, or 17.9%, to $18.8 million during 2013 from $22.9 million during 2012. As a percentage of net revenue, selling and operating expenses decreased to 32.5% during 2013 from 52.0% during 2012. The decrease in selling and operating expenses is attributable to consolidation of functions in our Colorado office and resulting reductions in headcount.

General and administrative expenses. General and administrative expenses decreased $1.3 million, or 16.3%, to $7.0 million during 2013 from $8.3 million during 2012. As a percentage of net revenue, general and administrative expenses decreased to 12.0% during 2013 from 18.8% during 2012. The decrease in general and administrative expenses is due to consolidation of back-office functions in our Colorado office and resulting decreases in headcount.

Acquisition and other costs. Acquisition and other costs were $1.0 million during 2013 related to our acquisition of Syndicated.

Interest and other expense, net. Interest and other expense, net increased approximately $0.1 million to $0.9 million during 2013 from $0.8 million during 2012. The increase is primarily attributable to our bank term loan.

Change in valuation of warrants. We recorded noncash income of $2.0 million during 2013 primarily due to decreasing stock prices resulting in adjustments to the fair value of the common stock warrant liability. There was no noncash income in 2012.

Income Tax Expense. Income tax expense was $58,000 for 2013, representing state income taxes not offset by the loss from operations.

Net loss from continuing operations. As a result of the above factors, our net loss from continuing operations during the year ended December 31, 2013 was $12.3 million, or $0.41 per share, as compared to a net loss from continuing operations of $47.9 million, or $1.79 per share, during the year ended December 31, 2012.

Net gain (loss) from discontinued operations. Our net loss from discontinued operations during the year ended December 31, 2013 was $1.0 million, or $0.03 per share, as compared to a net gain from discontinued operations of $0.7 million, or $0.02 per share, during the year ended December 31, 2012.

Liquidity and Capital Resources

Trends in liquidity and cash flow

Our trend in cash flow for the prior three years is as follows:

	Years ended December 31,
	2014	2013	2012
Net cash provided by (used in):
Operating activities - continuing operations	$(16,284)	$(15,604)	$(19,749)
Operating activities - discontinued operations	(14,433)	(1,031)	6,693

Operating activities	(30,717)	(16,635)	(13,056)
Investing activities	11,979	(1,515)	172
Financing activities	8,236	20,209	11,461

Net increase (decrease) in cash	$(10,502)	$2,059	$(1,423)

Our recurring negative cash flow from operations:

•	Has been funded by raising new capital in the public and private markets.

•	Arose to a material extent during 2014 due to our acquisition of Mercury for which we did not realize the anticipated synergies, along with a competitive market environment. Mercury is included in our Discontinued Operations as of September 30, 2014.

•	Arose from increases in selling and operating expenses as well as increases in general and administrative expenses relating to our acquisition program and investment in sales and marketing to grow revenue.

At December 31, 2014, we had cash and available borrowings aggregating $3.0 million. As of March 23, 2015, we had cash and available borrowings aggregating $5.4 million.

We have experienced recurring operating losses and negative cash flow from operations in recent years. As a result of these losses:

•	We were in technical default of certain covenants contained in its credit facility with Silicon Valley Bank (“SVB”) both as of September 30, 2014 and as of December 31, 2014. As discussed in Note 17, we obtained a waiver of the technical default at September 30, 2014 and the terms of the credit facility were amended to reduce the borrowing base by $1 million. As discussed in Note 17. Subsequent Events, during March 2015, we extended both its loan with SVB and subordinated debt owed to Riverside through March 2016. In connection with the extension of its loan with SVB, the requirement to reduce the borrowing base by $1 million was eliminated.

•	We did not pay vendors on a timely basis and, accordingly, experienced difficulties obtaining credit terms from its equipment suppliers. At December 31, 2014, we had an aggregate backlog of signed contracts for its Residential Segment of approximately $40 million, which it was not able to install in a timely manner, as our access to equipment was limited.

We, starting with the fourth quarter of 2014, implemented measures to reduce our cash outflow from operations and, for the fourth quarter, we had positive cash flow from operations of $0.6 million. These measures included (i) exiting the large commercial segment which was operating at both an operating and cash flow loss, (ii) reducing staffing levels, (iii) raising prices for its products and (iv) efforts to enhance accounts receivable collections and optimize inventory levels. Although the company was successful during the fourth quarter in managing cash, the borrowing base amendment described above and limited vendor terms limited the company’s ability to convert its backlog. As a result of these circumstances, the company arranged for additional capital as discussed below for the purposes of (i) obtaining a one-year extension of its credit facility for one year, which was renewed during the first quarter of 2015, and (ii) providing additional liquidity to repay equipment suppliers and have access to equipment; by the end of the first quarter of 2015 the company had made payments to vendors and began to have access to equipment.

On February 26 and 27, 2015, we raised gross proceeds of $3.5 million in the initial closings of the 2015 Offering. Over the next 12 months we can raise up to an additional $8.0 million either through (i) the forced exercise of a portion of the Class B warrants issued in the 2015 Offering, provided that it is in compliance with the equity conditions and other terms specified in the Securities Purchase Agreement and the warrants or (ii) voluntary exercise by the Class B warrant holders. See Note 17 Subsequent Events. As of March 23, 2015, we have realized $2.9 million from the Class B warrants solely by voluntary exercises by the Class B warrant holders, or 36% of the amount available. We anticipate further voluntary exercises by Class B warrant holders. We have the right to force the exercise of any unexercised warrants for cash other than certain retail investors of approximately $1.1 million who have the option of terminating their warrants in lieu of cash payment; however, as of March 23, 2014, the retail investors have made voluntary exercises of $0.5 million. In addition, we will raise additional capital through the voluntary exercise of Series A and Series C warrants.

We have prepared our business plan for 2015 and believe we have sufficient financial resources to operate for the ensuing 12-month period from December 31, 2014. Our objectives in preparing this plan included (i) further reducing its fixed operating cost infrastructure commencing during the first quarter of 2015 in order to reduce the required level of revenue for profitable operations and (ii) reducing our present operating losses and returning the company to profitable operations in the future. Elements of this plan include, among others, (i) realizing operating costs savings from reductions in staff, of which substantially all had been achieved by the end of the first quarter of 2015, (ii) the positive impact of the strategic decision to exit the large commercial segment which operated at both a substantial cash and operating loss, (iii) moving towards an optimized field and e-sales force, (iv) optimizing our construction capability through authorized third-party integrators to realize the revenue from installation of our backlog and minimize the impact on gross margin of idle construction crew time, (v) changing the mix of marketing expenditures to achieve a lower cost of acquisition than that employed in prior periods, and (vi) continued internal efforts to convert our accounts receivable to cash.

We believe that as a result of (i) raising access to additional capital of $11.5 million, of which 56% has been realized through March 23, 2015, (ii) renewing our credit facilities on improved terms for the ensuing 12 months, and (iii) the actions we has already implemented to reduce its fixed operating cost infrastructure, we have sufficient financial resources to operate for the ensuing 12 months. In the event that as a result of presently unforeseen circumstances our plan would not be sufficient to operate, we would enact further cost reductions and or raise additional capital.

NASDAQ Non-Compliance

In December 2014, we received a notice from NASDAQ that we were not in compliance with maintaining a minimum bid price of $1 per share for which we have 180 days to regain compliance.

We will hold a special meeting of shareholders on May 12, 2015 to consider and seek approval of a reverse stock split which if approved would (i) cause the stock price to meet the NASDAQ minimum bid price continued listing requirement and (ii) cause us to have a sufficient number of shares of Class A common stock for future warrant exercises. There can be no assurance that the shareholders will approve the reverse stock split.

Public Offerings

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

On February 26 and 27, 2015, we raised gross proceeds of $3.5 million in the initial closings of the 2015 Offering. Over the next 12 months the Company can raise up to an additional $8 million through the forced exercise of a portion of the warrants issued in the 2015 Offering, provided that we are in compliance with the equity conditions and other terms specified in the Securities Purchase Agreement entered into in connection with the 2015 Offering and the warrants.

Discussion of statement of cash flows

Continuing Operations

Operating activities. Our operating activities used net cash of $16.3 million and $15.6 million during 2014 and 2013, respectively. Our net cash used in operating activities during 2014 was primarily attributable to our net loss of $26.2 million, before non-cash expenses of $2.4 million, a decrease in current assets of $3.9 million, an increase in current liabilities of $5.1 million, offset by an increase of non-current assets of $1.5 million. Our net cash used by operating activities during 2013 was primarily attributable to our net loss of $12.3 million, reduction of accrued liabilities of $2.1 million, a reduction of costs in excess of billings of $3.8 million, increased inventory of $1.3 million.

Investing activities. Our investing activities provided net cash of $12.0 million in 2014 and used net cash $1.5 million during 2013. Our net cash provided by investing activities during 2014 was primarily attributable to the acquisition of Sunetric and Mercury. Our net cash used by investing activities during 2013 was primarily attributable to the purchase of Syndicated of $1.2 million.

Financing activities. Our financing activities provided net cash of $8.2 million and $20.2 million during 2014 and 2013, respectively. Our net cash provided by financing activities during 2014 was primarily the result of net proceeds from the issuance of the Class A common stock and warrants of $6.3 million. Our net cash provided by financing activities during 2013 was primarily the result of net proceeds from the issuance of the Class A common stock of $27.3 million and borrowing under the term loan with SVB in the amount of $2.0 million, partially offset by payments on our line of credit of $6.5 million, and repayment in full of our debt to Gaiam in the amount of $2.6 million and obligations of $0.4 million.

Discontinued Operations

Operating activities. Our operating activities used net cash of $14.4 million and $1.0 million during the year ended December 31, 2014 and 2013, respectively. Our net cash used in operating activities during 2014 was primarily due to our net loss, as adjusted by noncash items, of $18.8 million related to the impairment of goodwill and intangibles, increased by cost in excess of billings of $1.8 million, and an increase in accounts payable and accrued expenses of $7.3 million.

Our net cash used by operating activities during 2013 was primarily due to our net income of $1.0 million, adjusted by a non-cash gain in warrant valuation of $2.0 million and increased current assets of $4.5 million.

Contractual Obligations

We have commitments under operating leases (see Note 9 to our consolidated financial statements), but do not have any significant outstanding commitments under long-term debt obligations or purchase obligations. The following table shows our commitments to make future payments under our operating leases:

(in thousands)	Total	< 1 year	1-3 years	3-5 years	> 5 yrs
Operating lease obligations	$2,264	$1,218	$1,046	$—	$—

Future realization of the benefit of certain tax net operating loss carryforwards would require payment of such realized benefits to Gaiam, the amount and timing of which is presently undeterminable. All deferred tax benefits potentially available to the Company have been fully reserved in the accompanying consolidated balance sheet.

As a condition of entering into some of our construction contracts, we had surety bonds outstanding of $7.7 million at December 31, 2014.

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

Not applicable.

Item 8.	Financial statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Real Goods Solar, Inc.

Louisville, Colorado

We have audited the accompanying consolidated balance sheets of Real Goods Solar, Inc. and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Real Goods Solar, Inc. as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Real Goods Solar, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 31, 2015 expressed an adverse opinion on the Company’s internal control over financial reporting.

EKS&H LLLP

Denver, Colorado

March 31, 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Real Goods Solar, Inc.

Louisville, Colorado

We have audited Real Goods Solar, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Oversight Board (United States). Those standard require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified and included the following material weaknesses in management’s assessment (included in Item 9A):

•	Financial Reporting and Close Processes: The Company has not maintained a sufficient complement of qualified corporate accounting personnel which has resulted in the ineffective design or operation of the Company’s internal controls over account balances and financial reporting.

•	Control Monitoring: The Company’s has not designed effective controls to communicate internal control responsibilities to employees.

•	Information Technology General Controls: The Company has not designed effective general controls over the operation of its information technology related to user access, approvals and change management.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated balance sheets of Real Goods Solar, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014. These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2014 consolidated financial statements, and this report does not affect our report dated March 31, 2015, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Real Goods Solar, Inc. has not maintained effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We do not express an opinion or any other form of assurance on management’s statements referring to corrective actions taken after December 31, 2014, relative to the aforementioned material weaknesses in internal control over financial reporting.

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Elemental Energy LLC, dba, Sunetric, from its assessment of internal control over financial reporting because it was acquired by the Company in 2014. We have also excluded Elemental Energy LLC from our audit of internal control over financial reporting. Elemental Energy LLC, is a wholly-owned subsidiary whose total assets and total revenues represent 21% and 18%, respectively, of the consolidated financial statement amounts as of and for the year ended December 31, 2014.

EKS&H LLLP

Denver, Colorado

March 31, 2015

REAL GOODS SOLAR, INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)	2014	2013
ASSETS
Current assets:
Cash	$1,947	$12,449
Accounts receivable, net	8,293	10,336
Costs in excess of billings	2,789	—
Inventory, net	4,639	6,401
Deferred costs on uncompleted contracts	2,011	1,318
Other current assets	1,047	1,269
Current assets of discontinued operations	8,427	6,564

Total current assets	29,153	38,337
Property and equipment, net	1,504	2,750
Other intangibles, net	—	480
Goodwill	1,338	1,867
Other assets	2,029	—
Noncurrent assets of discontinued operations	1,082	334

Total assets	$35,106	$43,768

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Line of credit	$4,350	$—
Accounts payable	13,398	6,630
Accrued liabilities	2,978	2,925
Billings in excess of costs on uncompleted contracts	1,984	—
Term loan	—	2,000
Related party debt	3,150	4,150
Deferred revenue and other current liabilities	3,613	844
Current liabilities of discontinued operations	7,985	8,453

Total current liabilities	37,457	25,002
Other liabilities	132	446
Common stock warrant liability	2,491	15,071
Discontinued operations, non-current liabilities	327	—

Total liabilities	40,407	40,519
Commitments and contingencies
Shareholders’ equity:
Preferred stock, par value $.0001 per share; 50,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, par value $.0001 per share; 150,000,000 shares authorized; 52,025,684 and 36,415,839 shares issued and outstanding at December 31, 2014 and 2013, respectively	5	4

(in thousands, except share and per share data)	2014	2013
Class B common stock, par value $.0001 per share; 50,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	140,124	92,808
Business acquisition consideration	1,244	—
Accumulated deficit	(146,674)	(89,563)

Total shareholders’ equity (deficit)	(5,301)	3,249

Total liabilities and shareholders’ equity	$35,106	$43,768

See accompanying notes to consolidated financial statements.

REAL GOODS SOLAR, INC.

Consolidated Statements of Operations

	Years ended December 31,
(in thousands, except per share data)	2014	2013	2012
Net revenue	$70,775	$57,659	$43,976
Cost of goods sold	58,018	43,398	27,996

Gross profit	12,757	14,261	15,980
Expenses:
Selling and operations	27,181	18,753	22,852
General and administrative	8,377	6,550	7,915
Share based compensation	1,294	368	349
Acquisition costs	789	997	—
Restructuring costs	606	—	—
Depreciation and amortization	3,176	912	1,199
Goodwill and other impairments	11,765	0	22,012

Total expenses	53,188	27,580	54,327
Loss from continuing operations	(40,431)	(13,319)	(38,347)
Interest expense	(1,170)	(928)	(790)
Change in fair value of common stock warrant liability	14,160	2,026	—

Loss before income taxes	(27,441)	(12,221)	(39,137)
Income tax expense (benefit)	(1,240)	58	8,720

Loss from continuing operations, net of tax	(26,201)	(12,279)	(47,857)
(Loss)/gain from discontinued operations, net of tax	(30,910)	979	651

Net Loss	$(57,111)	$(11,300)	$(47,206)

Net (loss)/gain per share:
From continuing operations	$(0.55)	$(0.42)	$(1.79)
From discontinued operations	(0.64)	0.03	0.02

Net loss per share - basic and diluted	$(1.19)	$(0.38)	$(1.77)

Weighted average shares outstanding:
Basic	47,835	29,486	26,673
Diluted	47,835	29,486	26,673

See accompanying notes to consolidated financial statements.

REAL GOODS SOLAR, INC.

Consolidated Statement of Changes in Shareholders’ Equity

	Class A Common Stock		Class B Common Stock		Additional Paid - in Capital	Bus Comb Cons to be Transferred	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
(in thousands, except share data)	Shares	Amount	Shares	Amount
Balances, January 1, 2012	26,660,640	$3	—	$—	$81,860	$—	$(31,057)	$50,806
Issuance of common stock and other equity changes related to compensation	33,056				325			325
Net Loss							(47,206)	(47,206)

Balances, December 31, 2012	26,693,696	$3	—	$—	$82,185	$—	$(78,263)	$3,925
Issuance of common stock and other equity changes related to compensation	132,267	—			509		—	509
Establishment of liability related to common stock warrant	—	—			(17,597)		—	(17,597)
issuance of common stock related to equity offering, net of offering costs of $2,485	9,266,974	1			26,833		—	26,834
Issuance of common stock related to the exercise of warrants	260,791	—			500		—	500
Issuance of warrants to Silicon Valley Bank	—	—			278		—	278
Issuance of common stock related to related party debt conversion	62,111	—			100		—	100
Net Loss	—	—					(11,300)	(11,300)

Balance, December 31, 2013	36,415,839	$4	—	$—	$92,808	$—	$(89,563)	$3,249
Issuance of common stock and other equity changes related to compensation	1,035,862				3,394			3,394
Issuance of common stock related to the acquisition of Mercury Solar Systems	7,604,127	1			29,123			29,124
Issuance of common stock related to the acquisition of Elemental, LLC	3,425,393				9,419			9,419
Consideration to be transferred to Elemental, LLC						1,244		1,244
Adjustment to issuance of common stock related to settlement of Syndicated	325,140				(171)			(171)
Adjustment to warrant liability for warrants exercised					621			621
Issuance of common stock related to the exercise of warrants	167,262				418			418
Issuance of common stock related to equity offering, net of offering costs of $675	2,919,301				6,331			6,331
Establishment of liability related to common stock warrant issuance					(1,957)			(1,957)
Exercise of stock options	132,760				138			138
Net Loss							(57,111)	(57,111)

Balance, December 31, 2014	52,025,684	$5	—	$—	$140,124	$1,244	$(146,674)	$(5,301)

See accompanying notes to consolidated financial statements.

REAL GOODS SOLAR, INC.

Consolidated statements of cash flows

	Years ended December 31,
(in thousands)	2014	2013	2012
Operating activities:
Net loss	$(57,111)	$(11,300)	$(47,206)
Income (loss) from discontinued operations	(30,910)	979	651

Loss from continuing operations	(26,201)	(12,279)	(47,857)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities - continuing operations:
Depreciation	515	912	1,189
Amortization	2,661	—	245
Share-based compensation expense	1,294	509	325
Deferred income tax expense (benefit)	(1,404)	—	8,655
Change in fair value of common stock warrant liability	(14,160)	(2,026)	—
Goodwill and other asset impairments	11,765	—	22,012
Other	117
Loss (gain) on sale of assets	242	—	(67)
Deferred interest on related party debt	367	333	205
Bad debt expense	1,093	—	(7)
Warranty reserve	(398)	—	—
Deferred debt discount	245	—	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	2,416	386	(503)
Costs in excess of billings on uncompleted contracts	(1,272)	(3,824)	(5,165)
Inventory, net	3,092	(1,318)	4,903

	Years ended December 31,
(in thousands)	2014	2013	2012
Deferred costs on uncompleted contracts	(693)	(628)	181
Other current assets	398	860	(814)
Other non-current assets	(1,474)	—	—
Accounts payable	3,681	5,537	(8,061)
Accrued liabilities	(669)	(2,101)	2,189
Billings in excess of costs on uncompleted contracts	432	(2,185)	3,805
Deferred revenue and other current liabilities	2,733	—	—
Other liabilities	(1,064)	220	(2,310)
Payable to Gaiam	—	—	1,326

Net cash used in operating activities - continuing operations	(16,284)	(15,604)	(19,749)
Net cash (used in) provided by operating activities - discontinued operations	(14,433)	(1,031)	6,693

Net cash used in operating activities	(30,717)	(16,635)	(13,056)

Investing activities:
Purchases of property and equipment	(945)	(349)
Proceeds from sale of property and equipment	784	—	—
Change in restricted cash	—	—	172
Purchase of subsidiary	—	(1,166)	—
Cash from acquired businesses	12,140	—	—

Net cash provided by (used in) investing activities	11,979	(1,515)	172

Financing activities:
Proceeds from exercise of options	137	—	—
Proceeds from exercise of warrants	418	—	—
Principal borrowings (payments) on related party debt	(1,000)	(2,600)	5,150
Net proceeds from issuance of common stock	6,331	27,333	—

	Years ended December 31,
(in thousands)	2014	2013		2012
Principal borrowings on revolving line of credit	38,821		4,161	7,099
Principal payments on revolving line of credit	(34,471)		(10,659)	(601)
Principal borrowings (payments) on term loan	(2,000)		2,000	—
Principal payments on debt obligations	—		(26)	(187)

Net cash provided by financing activities	8,236		20,209	11,461

Net (decrease) increase in cash	(10,502)		2,059	(1,423)
Cash at beginning of year	12,449		10,390	11,813

Cash at end of year	$1,947		$12,449	$10,390

Supplemental cash flow information:
Income taxes paid	$—		$58	$38
Interest paid	$709		$254	$538
Non-cash items
Issuance of warrants to purchase 286,331 and 212,535 shares in conjunction with bank debt extensions in 2014 and 2013, respectively	$245		$278	$—
Issuance of 11,354,660 shares of Class A common stock in conjunction with the acquisition of businesses	$38,542	$		$—
Change in common stock warrant liability in conjunction with exercise of 167,262 warrants	$621	$		$—
Issuance of 595,214 shares of Class A common stock in conjunction with purchase transaction related retention bonuses	$—		$916	$—
Issuance of 74,860 shares of Class A common stock in conjunction with a purchase transaction related incentive bonus	$141		$—	$—
Common stock warrant liability recorded in conjunction with equity funding	$1,957		$17,597	$—
Issuance of 400,000 shares of Class A common stock issued in conjunction with acquisition of subsidiary	$—		$916	$—
Class A common stock issued in conjunction with debt conversion from related party, 62,111 shares	$—		$100	$—

See accompanying notes to consolidated financial statements.

Notes to consolidated financial statements

1. Principles of Consolidation, Organization and Nature of Operations

Real Goods Solar, Inc. (“RGS” or “Company”) is a residential and commercial solar energy engineering, procurement, and construction firm. On January 15, 2014, the Company began doing business as RGS Energy and changed its ticker symbol to RGSE on February 24, 2014.

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

Discontinued Operations

On September 30, 2014, the Company committed to a strategic shift of its business resulting in a plan to sell certain net contracts and rights, and completion of remaining substantially completed contracts over the following twelve months comprising its large commercial installations business. At the same time, the Company determined not to enter into further contracts. Contracts in process at December 31, 2014 will be completed during 2015. Accordingly, the assets and liabilities, operating results, and operating and investing activities cash flows for the entire Commercial segment are presented as a discontinued operation, separate from the Company’s continuing operations, for all periods presented in these consolidated financial statements and footnotes, unless indicated otherwise. See Note 16. Discontinued Operations.

Liquidity Update

At December 31, 2014, the Company had cash and available borrowings aggregating $3.0 million. As of March 23, 2015, the Company had cash and available borrowings aggregating $5.4 million.

The Company has experienced recurring operating losses and negative cash flow from operations in recent years. As a result of these losses:

•	The Company was in technical default of certain covenants contained in its credit facility with Silicon Valley Bank (“SVB”) both as of September 30, 2014 and as of December 31, 2014. As discussed in Note 17, the Company obtained a waiver of the technical default at September 30, 2014 and the terms of the credit facility were amended to reduce the borrowing base by $1 million. As discussed in Note 17. Subsequent Events, during March 2015, the Company extended both its loan with SVB and subordinated debt owed to Riverside Renewable Energy Investment LLC (“Riverside”) through March 2016. In connection with the extension of its loan with SVB, the requirement to reduce the borrowing base by $1 million was eliminated.

•	The Company did not pay vendors on a timely basis and, accordingly, experienced difficulties obtaining credit terms from its equipment suppliers. At December 31, 2014, the Company had an aggregate backlog of signed contracts for its Residential Segment of approximately $40 million, which it was not able to install in a timely manner, as its access to equipment was limited.

The Company, starting with the fourth quarter of 2014, implemented measures to reduce its cash outflow from operations and, for the fourth quarter, the company had positive cash flow from operations of $0.6 million. These measures included (i) exiting the large commercial segment which was operating at both an operating and cash flow loss, (ii) reducing staffing levels, (iii) raising prices for its products and (iv) efforts to enhance accounts receivable collections and optimize inventory levels. Although the company was successful during the fourth quarter in managing cash, the borrowing base amendment described above and limited vendor terms limited the company’s ability to convert its backlog. As a result of these circumstances, the company arranged for additional capital as discussed below for the purposes of (i) obtaining a one-year extension of its credit facility, which was renewed during the first quarter of 2015, and (ii) providing additional liquidity to repay equipment suppliers and have access to equipment. By the end of the first quarter of 2015 the Company has made payments to vendors and began to have access to equipment.

On February 26 and 27, 2015, the Company raised gross proceeds of $3.5 million in the initial closings of the 2015 Offering. Over the next 12 months the Company can raise up to an additional $8.0 million either through (i) the forced exercise of a portion of the Class B warrants issued in the 2015 Offering, provided that it is in compliance with the equity conditions, which the Company would be in compliance with as of March 30, 2015 the first day on which the company is eligible to force an exercise of the Series B warrants, and other terms specified in the Securities Purchase Agreement and the warrants or (ii) voluntary exercise by the Class B warrant holders. The equity conditions include, among other items (i) that the company’s stock is trading at or above $0.20, (ii) that the company is listed on The NASDAQ Capital market or other eligible market, (iii) that 200% of the shares of Class A comment stock subject to an exercise notice is issuable, and (iv) the dollar trading volume of the Class A common stock for each day during the 30 preceding days of an exercise is at least $100,000. See Note 17 Subsequent Events. As of March 23, 2015, the company has realized $2.9 million from the Class B warrants solely by voluntary exercises by the Class B warrant holders, or 36% of the amount available. The Company anticipates further voluntary exercises by Class B warrant holders. The Company has the right to force the exercise of any unexercised warrants for cash other than certain retail investors of approximately $1.1 million who have the option of terminating their warrants in lieu of cash payment to the company; however, as of March 23, 2014, the retail investors have made voluntary exercises of $0.5 million.

The Company has prepared its business plan for 2015 and believes it has sufficient financial resources to operate for the ensuing 12-month period from December 31, 2014. The Company objectives in preparing this plan included (i) further reducing its fixed operating cost infrastructure commencing during the first quarter of 2015 in order to reduce the required level of revenue for profitable operations and (ii) reducing the company’s present operating losses and returning the company to profitable operations in the future. Elements of this plan include, among others, (i) realizing operating costs savings from reductions in staff, of which substantially all had been achieved by the end of the first quarter of 2015, (ii) the positive impact of the strategic decision to exit the large commercial segment which operated at both a substantial cash and operating loss, (iii) moving towards an optimized field and e-sales force, (iv) optimizing the Company’s construction capability through authorized third-party integrators to realize the revenue from installation of the Company’s backlog and minimize the impact on gross margin of idle construction crew time, (v) changing the mix of marketing expenditures to achieve a lower cost of acquisition than that employed in prior periods, and (vi) continued internal efforts to convert the Company’s accounts receivable to cash.

The Company believes that as a result of (i) raising access to additional capital of $11.5 million, of which 56% has been realized through March 23, 2015, (ii) renewing its credit facilities on improved terms for the ensuing 12 months, and (iii) the actions it has already implemented to reduce its fixed operating cost infrastructure, the Company has sufficient financial resources to operate for the ensuing 12 months. In the event that as a result of presently unforeseen circumstances the Company’s plan would not be sufficient to operate, the Company would enact further cost reductions and or raise additional capital.

NASDAQ Non-Compliance

In December 2014, the Company received a notice from NASDAQ that it was not in compliance with maintaining a minimum bid price of $1 per share for which we have 180 days to regain compliance.

The Company will hold a special meeting of shareholders on May 12, 2015 to consider and seek approval of a reverse stock split which if approved would (i) cause the stock price to meet the NASDAQ minimum bid price continued listing requirement and (ii) cause the Company to have a sufficient number of shares of Class A common stock for future warrant exercises. There can be no assurance that the shareholders will approve the reverse stock split.

2. Significant Accounting Policies

No changes were made to the Company’s significant accounting policies during the year ended December 31, 2014.

Use of Estimates

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. The reclassifications did not impact prior period results of operations, cash flows, total assets, total liabilities or total equity.

Cash

Cash represents demand deposit accounts with financial institutions that are denominated in U.S. dollars.

Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company makes estimates of the collectability of its accounts receivable by analyzing historical bad debts, specific customer creditworthiness and current economic trends. The allowance for doubtful accounts was $0.8 million and $0.3 million at December 31, 2014 and 2013, respectively.

Inventory

Inventory consists primarily of solar energy system components (such as solar panels and inverters) located at Company warehouses and is stated at the lower of cost (first-in, first-out method) or market. The Company identifies the inventory items to be written down for obsolescence based on the item’s current sales status and condition. The Company writes down discontinued or slow moving inventories based on an estimate of the markdown to retail price needed to sell through its current stock level of the inventories on a quarterly basis. At December 31, 2014 and 2013, the Company has a reserve for obsolete or slow moving inventory of $0.4 million.

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

Purchase Accounting

The Company accounts for business combinations under ASC 805, Business Combinations. The cost of an acquisition, including any contingent consideration, is measured as the aggregate of the fair values at the date of exchange of the assets given, liabilities assumed, and equity instruments issued. Identifiable assets, liabilities, and contingent liabilities acquired or assumed are measured separately at their fair value as of the acquisition date. The excess of the cost of the acquisition over our interest in the fair value of the identifiable net assets acquired is recorded as goodwill. Further, acquisition tax benefits we obtain from acquired companies are recognized in operating income as changes in our tax valuation allowance for our previously existing deferred tax assets.

The Company engages outside appraisal firms to assist in the fair value determination of identifiable intangible assets such as customer relationships, trade names, property and equipment and any other significant assets or liabilities. The Company adjusts the preliminary purchase price allocation, as necessary, after the acquisition closing date through the end of the measurement period (up to one year) as the initial valuations for the assets acquired and liabilities assumed are finalized.

Goodwill and Other Intangibles

The Company reviews goodwill and indefinite-lived intangible assets for impairment annually during the second quarter, or more frequently if a triggering event occurs between impairment testing dates.

Intangible assets arising from business combinations, such as acquired customer contracts and relationships (collectively “customer relationships”), trademarks, and non-compete agreements are initially recorded at fair value. Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired in a business combination.

The Company’s impairment assessment begins with a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. The qualitative assessment includes comparing the overall financial performance of the reporting units against the planned results used in the last quantitative goodwill impairment test. If it is determined under the qualitative assessment that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then a two-step quantitative impairment test is performed. Under the first step, the estimated fair value of the reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed. If the estimated fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the enterprise must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill.

Fair value of the reporting unit under the two-step assessment is determined using a discounted cash flow analysis. The use of present value techniques requires us to make estimates and judgments about our future cash flows. These cash flow forecasts will be based on assumptions that are consistent with the plans and estimates we use to manage our business. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment at many points during the analysis. Application of alternative assumptions and definitions could yield significantly different results.

Intangible assets with finite useful lives are amortized over their respective estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

Revenue Recognition

For sales of solar energy systems and components of less than 100 kilowatts (kW), the Company recognizes revenue, in accordance with ASC 605-25, Revenue Recognition—Multiple-Element Arrangements, and ASC 605-10-S99, Revenue Recognition—Overall—SEC Materials. Revenue is recognized when (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the sales price is fixed or determinable and (4) collection of the related receivable is reasonably assured. Components comprise of photovoltaic panels and solar energy system mounting hardware. The Company recognizes revenue when it installs a solar energy system, provided all other revenue recognition criteria have been met. Costs incurred on residential installations before the solar energy systems are completed are deferred and included in other current assets as work in progress in the consolidated balance sheet.

For those systems of 100kw or greater, or “commercial customers” the Company recognizes revenue according to ASC 605-35, Revenue Recognition—Construction-Type and Production Type Contracts. Revenue is recognized on a percentage-of-completion basis, based on the ratio of labor costs incurred to date to total projected labor costs. Provisions are made for the full amount of any anticipated losses on a contract-by-contract basis.

The assets “Costs in excess of billings on uncompleted contracts” and “Deferred costs on uncompleted contracts” represent costs incurred plus estimated earnings in excess of amounts billed on percentage-of-completion method contracts and costs incurred but deferred until recognition of the related contract revenue on completed-method contracts, respectively. The liability “Billings in excess of costs on uncompleted contracts” represents billings in excess of related costs and earned profit on percentage-of-completion method contracts. The Company invoices large installation customers according to milestones defined in their respective contracts. The prerequisite for billing is the completion of an application and certificate of payment form as per the contract, which is done after each month end. Unbilled receivables were included in discontinued operations at December 31, 2014 and 2013.

Deferred revenue consists of solar energy system installation fees billed to customers for projects which are not completed as of the balance sheet date.

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

Share-Based Compensation

RGS recognizes compensation expense for share-based awards based on the estimated fair value of the award on the date of grant. The Company measures compensation cost at the grant date fair value of the award and recognizes compensation expense based on the probable attainment of a specified performance condition or over a service period. The Company uses the Black-Scholes option valuation model to estimate the fair value for purposes of accounting and disclosures. In estimating this fair value, certain assumptions are used (see Note 12. Share-Based Compensation), including the expected life of the option, risk-free interest rate, dividend yield, volatility and forfeiture rate. The use of different estimates for any one of these assumptions could have a material impact on the amount of reported compensation expense.

Income Taxes

The Company recognizes income taxes under the asset and liability method. Deferred income taxes are recognized based on temporary differences between financial reporting and income tax basis of assets and liabilities, using current enacted income tax rates and regulations. These differences will result in taxable income or deductions in future years when the reported amount of the asset or liability is recovered or settled, respectively. Considerable judgment is required in determining when these events may occur and whether recovery of an asset is more likely than not. The Company’s effective tax rate remains fairly consistent. RGS has significant net operating loss carryforwards and will re-evaluate at the end of each reporting period whether it expects it is more likely than not that the deferred tax assets will be fully recoverable through the reversal of taxable temporary differences in future years as a result of normal business activities. The Company has agreed under our tax sharing agreement with Gaiam to make payments to Gaiam as RGS utilizes certain of its net operating losses in the future (see Note 13. Income Taxes).

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

Net Loss per Share

RGS computes net loss per share by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. Diluted net loss per share reflects the potential dilution that could occur if options or warrants to issue shares of the Company’s Class A common stock were exercised. Weighted average common share equivalents of 10,916,000, 7,012,000 and 2,173,000 shares have been omitted from net loss per share for 2014, 2013 and 2012, respectively, as they are anti-dilutive.

The following table sets forth the computation of basic and diluted net income (loss) per share:

	For the Years Ended December 31,
(In thousands, except per share data)	2014	2013	2012
Numerator for basic and diluted net loss per share	$(57,111)	$(11,300)	$(47,206)
Denominator:
Weighted average shares for basic net loss per share	47,835	29,486	26,673
Effect of dilutive securities:
Weighted average of common stock, stock options and warrants	—	—	—
Denominators for diluted net loss per share	47,835	29,486	26,673
Net loss per share—basic and diluted	$(1.19)	$(0.38)	$(1.77)

Concentration of Risk

RGS has a potential concentration of credit risk in our accounts receivable in that one financing company that purchases and then leases installed solar energy system to host users and one commercial customer accounted for 12% and 18% respectively, of our total accounts receivable as of December 31, 2014.

The Company also has a potential concentration of supply risk in that during 2014 it purchased approximately 53% of the major components for its solar installations from two suppliers.

During 2014 the Company had one customer, representing over 10% of sales. This customer was SEC SUSD Solar One, LLC, an affiliate of NextEra Energy, Inc., a customer included in its Discontinued Operations, and represented 24% of consolidated revenue.

Segment Information

Operating segments are defined as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the executive team. Based on the financial information presented to and reviewed by the chief operating decision maker in deciding how to allocate the resources and in assessing the performance of the Company, the Company has determined that it has three reporting segments: residential solar installations, retail and corporate operations, and Sunetric installations.

Common Stock Warrant Liability

The Company accounts for common stock warrants and put options in accordance with applicable accounting guidance provided in Financial Accounting Standards Board (“FASB”) ASC 480, Liabilities – Distinguishing Liabilities from Equity, as either derivative liabilities or as equity instruments depending on the specific terms of the warrant agreement. The common stock warrants are accounted for as a liability due to a provision which allows for the warrant holder to require redemption, at the intrinsic value of the warrant, upon a change of control. We classify these derivative liabilities on the consolidated balance sheets as a long term liability, which is revalued at each balance sheet date subsequent to the initial issuance. The Company uses a Monte Carlo pricing model to value these derivative liabilities. The Monte Carlo pricing model, which is based, in part, upon unobservable inputs for which there is little or no market data, requires the Company to develop its own assumptions. In building the Monte Carlo pricing model, the Company assumed a 15% probability of a change in control and used 20 nodes (See Note 11. Fair Value Measurements). As a result, if factors change and different assumptions are used, the warrant liability and the change in estimated fair value could be materially different. Changes in the fair value of the warrants are reflected in the consolidated statement of operations as change in fair value of warrant liability, with an offsetting non-cash entry recorded as an adjustment to the warrant liability.

The change in the fair value recorded for the fourth quarter of 2014 was based upon a valuation conducted by a third party.

The Company used the following assumptions for its common stock warrants.

	June 3, 2013		November 15, 2013		June 6, 2014		July 9, 2014		November 18, 2014
	At	December 31,	At	December 31,	At	December 31,	At	December 31,	At	December 31,
	Issuance (b)	2014 (b)	Issuance	2014	Issuance	2014	Issuance	2014	Issuance	2014
Exercise Price	$2.75	$2.45	$3.41	$3.41	$2.36	$2.36	$3.19	$3.19	$0.81	$0.81
Closing Market Price (a)	$2.74	$0.48	$3.40	$0.48	$2.35	$0.48	$2.55	$0.48	$0.81	$0.48
Risk-free Rate (c)	1.03%	1.21%	1.54%	1.65%	2.18%	1.89%	1.79%	1.65%	2.02%	1.97%
Market Price Volatility	102.4%	114.0%	102.4%	97.0%	101.7%	101.0%	99.7%	100.0%	100.6%	101.0%
Expected average term of warrants, in years	5.00	3.42	5.50	4.37	7.00	6.43	5.50	5.02	7.00	6.88
Expected dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Probability of change in control	15.0%	15.0%	15.0%	15.0%	15.0%	15.0%	15.0%	15.0%	25.0%	15.0%

(a)	Class A Common Stock
(b)	The warrants issued on June 3, 2013 had an original exercise price of $2.75. The warrants contain an anti-dilution provision that requires the Company to adjust the number of shares of the Company’s Class A common stock underlying the warrants and the exercise price in the event a subsequent funding transaction results in dilution of the shares. In conjunction with the November 15, 2013 warrant issuance, the exercise price of the June 3, 2013 warrants was adjusted to $2.50 and the number of shares of Class A common stock issuable increased by 172,111 as a result of the anti-dilution provision. Then, related to the July 9, 2014 warrant issuance, the previously adjusted exercise price was adjusted again to $2.45 and the number of shares of Class A common stock issuable was increased by another 31,859 as a result of the anti-dilution provision.
(c)	The risk-free rate is based on the Daily Treasury Yield Curve Rates, as calculated by the U.S. Department of the Treasury, for borrowings of the same term.

The tables below summarize warrant activity for 2014 and assumptions utilized to value the warrants (in thousands except for per warrant data):

Changes to the warrant valuations for the years ended December 31, 2014 and 2013 are shown below.

	Original Warrant Issue Date
	June 3, 2013	November 15, 2013	June 6, 2014	July 9, 2014	November 18, 2014	Totals
Value of warrants at December 31, 2012	$—	$—	$—	$—	$—	$—
Value of warrants issued	4,392	13,205	—	—	—	17,597
Changes in fair value, net	(175)	(1,851)	—	—	—	(2,026)
Value of warrants exercised	(500)	—	—	—	—	(500)

Value of warrants at December 31, 2013	$3,717	$11,354	$—	$—	$—	$15,071
Value of warrants issued	—	—	123	1,957	121	2,201
Changes in fair value, net	(2,654)	(9,799)	(97)	(1,563)	(47)	(14,160)
Value of warrants exercised	(621)	—	—	—	—	(621)

Value of warrants at December 31, 2014	$442	$1,555	$26	$394	$74	$2,491

The table below summarizes the Company’s warrant activity for the years ended December 31, 2014 and 2013.

	Original Warrant Issue Date
	June 3, 2013	November 15, 2013	June 6, 2014	July 9, 2014	November 18, 2014	Totals
Warrants outstanding at December 31, 2012	—	—	—	—	—	—
Warrants issued	1,683,488	5,015,000	—	—	—	6,698,488
Exercised	(181,818)	—	—	—	—	(181,818)
Anti-dilution adjustment	153,433	—	—	—	—	153,433

Warrants outstanding at December 31, 2013	1,655,103	5,015,000	—	—	—	6,670,103
Warrants issued	—	—	82,627	1,313,686	203,704	1,600,017
Exercised	(167,262)	—	—	—	—	(167,262)
Anti-dilution adjustment	31,859	—	—	—	—	31,859

Warrants outstanding at December 31, 2014	1,519,700	5,015,000	82,627	1,313,686	203,704	8,134,717

To reflect changes in the fair values of its outstanding warrants, the Company recorded its common stock warrant liability, net of noncash charges of $14.2 million decrease, $2.0 million decrease and zero during the years ended December 31 2014, 2013, and 2012 respectively. In the event warrants are exercised or expire without being exercised, the fair value is reduced by the number of warrants exercised or expired multiplied by the fair value of each warrant at the time of exercise or expiration, with a credit to additional paid-in capital.

Residential Leases

To determine lease classification, the Company evaluates lease terms to determine whether there is a transfer of ownership or bargain purchase option at the end of the lease, whether the lease term is greater than 75% of the useful life, or whether the present value of minimum lease payments exceed 90% of the fair value at lease inception. All of the Company’s leased systems are treated as sales-type leases under U.S. GAAP accounting policies.

Financing receivables are generated by solar energy systems leased to residential customers under sales-type leases. Financing receivables represents gross minimum lease payments to be received from customers over a period commensurate with the remaining lease term of up to 20 years and the systems estimated residual value, net of allowance for estimated losses. Initial direct costs for sales-type leases are recognized as cost of sales when the solar energy systems are placed in service.

For systems classified as sales-type leases, the net present value of the minimum lease payments, net of executory costs, is recognized as revenue when the lease is placed in service. This net present value as well as the net present value of the residual value of the lease at termination are recorded as other assets in the Consolidated Balance Sheet. The difference between the initial net amounts and the gross amounts are amortized to revenue over the lease term using the interest method. The residual values of our solar energy systems are determined at the inception of the lease applying an estimated system fair value at the end of the lease term.

RGS considers the credit risk profile for its lease customers to be homogeneous due to the criteria the Company uses to approve customers for its residential leasing program, which among other things, requires a minimum “fair” FICO credit quality. Accordingly, the Company does not regularly categorize its financing receivables by credit risk.

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

3. Business Combinations

Syndicated Solar, Inc.

On August 9, 2013, the Company purchased certain assets and assumed certain current liabilities of Syndicated. The acquired assets include executed end user customer agreements together with associated solar energy systems in various stages of completion along with software systems used by Syndicated to acquire new customers. The Company acquired, at fair value, tangible net assets totaling negative $0.7 million and $1.9 million of goodwill. The purchase consideration transferred, as amended on May 12, 2014, was comprised of cash of $0.3 million and 325,140 shares of the Company’s Class A common stock, with an aggregate fair value of $0.7 million based on the closing price of the Company’s Class A common stock on August 9, 2013. The goodwill associated with this acquisition’s commercial operations was impaired on June 30, 2014. See Note 4. Goodwill and Other Asset Impairments.

The table below summarizes the determination of fair value of the purchase consideration in the acquired business as of the acquisition date (in thousands):

	Class A Common Stock Issued	Closing Share Price	Valuation
Cash			$250
Provisional consideration issued	400	$2.29	916
Amendment to agreement	(75)		(171)

Adjusted consideration transferred	325		$995

The table below summarizes the assessment of the estimated fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands). The Company obtained a third-party valuation of the assets acquired and liabilities assumed.

Cash	$90
Accounts receivable, net	580
Other current assets	1,188
Property and equipment	185
Intangible assets	480
Accounts payable	(2,220)
Deferred revenue	(946)
Other current liabilities	(58)

Total identifiable net liabilities at fair value	(701)
Goodwill	1,696

Total purchase consideration after amendment	$995

The Company assumed $2.2 million in accounts payable on the date of acquisition, including $1.6 million owed to a single vendor. Concurrent with the acquisition, the Company paid $1.0 million to the vendor and recorded an accrued liability in the amount of $0.6 million. The vendor’s terms require six monthly payments of $0.1 million through February 2014, and were paid in full.

Under the terms of the original purchase agreement, Syndicated also had the potential to earn up to $250,000 in additional earn-out payments following the close of the 2013 fiscal year and an additional 1.3 million shares of unregistered Class A common stock in performance based earn-outs over the period August 9, 2013 to December 31, 2015. On May 12, 2014, the parties amended the terms of the purchase agreement to eliminate any potential earn out payments and the Company issued 74,860 Class A common stock shares and recorded approximately $0.1 million of additional compensation expense during 2014.

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

Mercury

On January 14, 2014, the Company acquired 100% of the voting equity interests of Mercury through a merger. The provisional purchase consideration transferred was comprised of approximately 7.6 million shares of the Company’s Class A common stock with an estimated fair value of $29.1 million based on the closing price of $3.83 per share for the Company’s Class A common stock on January 13, 2014. The provisional purchase consideration transferred was subject to a working capital true-up adjustment based on the determined final closing balances and other revisions. Excluded from the provisional purchase consideration transferred is estimated acquisition-related costs to date of $2.8 million, which was reported in loss from discontinued operations in the Company’s consolidated statements of operations as follows: $1.6 million and $1.2 million for the years ended December 31, 2014 and 2013, respectively.

The table below summarizes the determination of fair value of the purchase consideration in the acquired business as of the acquisition date (in thousands):

	Class A Common Stock Issued	Closing Share Price	Valuation
Provisional consideration issued	8,348	$3.83	$31,973
Amendment to agreement	(744)		(2,849)

Adjusted consideration transferred	7,604		$29,124

The Company believed that the acquisition of Mercury would provide strategic and financial benefits to the Company by positioning RGS as one of the largest U.S. solar installation companies (when measured by number of installed customers); increasing the Company’s financial stability, access to capital, and purchasing power with suppliers; expanding the Company’s existing brand presence in the Northeastern market of the United States; and realizing potential cost savings through centralization of certain functions and the reduction of redundant costs. These qualitative factors led to the initial recognition of acquired goodwill, which is not amortizable or otherwise deductible for tax purposes. As of June 30, 2014, the Company concluded these qualitative factors had not been and would not be realized. See Note 4. Goodwill and Other Asset Impairments.

The acquisition of Mercury was accounted for in accordance with the acquisition method of accounting. The amounts in the table below represent the preliminary allocation of the provisional purchase consideration transferred and are allocated to Mercury’s assets and liabilities based on their estimated fair value as of January 14, 2014; which was subsequently adjusted based on a third-party valuation study. Additionally, under ASC Topic 805, we adjusted the preliminary purchase price allocation, as necessary, as we finalized valuations for the assets acquired and liabilities assumed. Changes to separately identified tangible and intangible assets and liabilities resulted in corresponding adjustments to goodwill.

	Purchase Price Allocation as Originally Reported	Purchase Price Allocation Adjustments	Reconciliation of Assets and Liabilities Transferred
Cash	$9,647	$2,126	$11,773
Accounts receivable, net	2,343	(526)	1,817

	Purchase Price Allocation as Originally Reported	Purchase Price Allocation Adjustments	Reconciliation of Assets and Liabilities Transferred
Construction in progress	2,456	57	2,513
Other current assets	658	(343)	315
Inventory	—	1,496	1,496
Deferred costs on uncompleted contracts	—	253	253

Current assets	15,104	3,063	18,167
Fixed assets	397	2	399
Other assets	571	(17)	554

Total assets acquired	$16,072	$3,048	$19,120

Accounts payable	$3,039	$2,460	$5,499
Accrued liabilities	1,791	677	2,468
Deferred revenue	929	(929)	—

Total current liabilities	5,759	2,208	7,967
Deferred revenue	352	(352)	—
Other long-term liabilities	458	143	601

Total liabilities assumed	$6,569	$1,999	$8,568

Total identifiable net assets at fair value	9,503	1,049	10,552
Goodwill	—	18,072	18,072
Other intangibles	22,470	(21,970)	500

Total purchase consideration	$31,973	$(2,849)	$29,124

Sunetric

On May 14, 2014, the Company acquired 100% of the equity interests of Sunetric, pursuant to the terms of a Membership Interest Purchase Agreement (“MIPA”) entered into on March 26, 2014 and amended on May 14, 2014. The provisional purchase consideration transferred totaled $11.6 million and consisted of (i) approximately 4.0 million unregistered shares of the Company’s Class A common stock with an estimated fair value of $11.1 million based on the closing price of $2.75 per share for the Company’s Class A common stock on May 13, 2014 and (ii) $0.5 million of estimated probable contingent consideration. The provisional purchase consideration transferred is subject to a working capital true-up adjustment based on the determined final closing balances which may influence future releases of the holdback consideration of $1.82 million, or 604,711 shares of Class A common stock. An adjustment of approximately $0.45 million to the working capital was determined 90 days after close, such amount is a reduction of the 50% November, 2014 release of 302,355 million holdback shares. Accordingly, 150,154 holdback shares were held for release as of November 14, 2014. Therefore, a reduction of $0.4 million in contingent consideration was recorded as of December 31, 2014.

Additional contingent consideration gives the sellers the potential to earn up to $3.0 million in additional earn-out payments, to be paid in unregistered shares of the Company’s Class A common stock, upon the achievement of certain revenue and income earn-out targets for 2014 and 2015. As of December 31, 2014, the sellers did not earn any of the 2014 earn-out consideration, reducing any future earn-out potential to $1 million consideration. Based on the 2015 budget, the Company believes the 2015 earn-out will be forfeited as well. This determination resulted in the reduction of $0.5 million from the consideration to be transferred and is offset against the goodwill.

Sunetric is one of the largest and most experienced solar developers and integrators in Hawaii. As a full-service solar energy firm, they handle every stage of the design, development and installation of photovoltaic systems. The acquisition provides the Company with an immediate entry into a major market that has the highest electricity rates in the U.S. – three times higher than the national average. These high rates provide compelling economics for homeowners and businesses to adopt solar photovoltaic systems. These qualitative factors led to the recognition of acquired goodwill, which is not expected to be deductible for tax purposes.

Recently, the principal electric utility in Hawaii, the market Sunetric operates within, has taken further measures that the Company believes diminishes the value proposition of solar for both residential and commercial customers. Those actions, along with a recent precipitous decline in sales for the Sunetric segment, caused management to conduct a review of the intangible assets recorded for Sunetric in conjunction with its preparation of its financial statements as of December 31, 2014. The electric regulatory environment along with the recent decline in sales has caused the Company’s expectations for future growth and profitability to be lower than its previous estimates. As a result of its year-end 2014 impairment review, the Company recorded a write down of its intangible assets related to Sunetric of approximately $10.4 million. The impairment reflects $8.0 million of goodwill, $1.1 million of trademarks and $1.3 million of purchased backlog and non-compete agreements.

	Class A Common Stock Issued	Closing Share Price	Valuation
Provisional consideration issued	3,425	$2.75	$9,419
Indemnification consideration	605		1,664
Indemnification unrecognizable	(152)		(419)
Estimated contingent consideration			510
Consideration unrecognizable			(510)

Adjusted consideration transferred	3,878		$10,664

The acquisition of Sunetric has been accounted for in accordance with the acquisition method of accounting. The amounts in the table below represent the allocation of the provisional purchase consideration transferred and are allocated to Sunetric’s assets and liabilities based on their estimated fair value as of May 14, 2014; which was subsequently adjusted based on a third-party valuation study. Additionally, under ASC Topic 805, the Company adjusted the preliminary purchase price allocation, as necessary, as the valuations for the assets acquired and liabilities assumed were finalized. Changes to separately identified tangible and intangible assets and liabilities resulted in corresponding adjustments to goodwill.

	Purchase Price Allocation as Originally Reported	Purchase Price Allocation Adjustments	Reconciliation of Assets and Liabilities Transferred
Cash	$185	$182	$367
Accounts receivable, net	1,466	—	1,466
Costs in excess of billings on uncompleted contracts	1,517	—	1,517
Other current assets	199	(23)	176
Inventory	1,661	29	1,690

Current assets	5,028	188	5,216
Fixed assets	168	—	168
Other assets	555	—	555

Total assets acquired	$5,751	$188	$5,939

Accounts payable	$2,865	$221	$3,086
Accrued liabilities	752	1	753
Billings in excess of costs on uncompleted contracts	1,552	—	1,552
Deferred revenue	36	—	36

Total current liabilities	5,205	222	5,427
Other long-term liabilities	3,207	(974)	2,233

Total liabilities assumed	$8,412	$(752)	$7,660

Total identifiable net assets at fair value	(2,661)	940	(1,721)
Goodwill	9,624	(1,869)	7,755
Other intangibles	4,630	—	4,630

Total purchase consideration	$11,593	$(929)	$10,664

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

The Company has included Sunetric’s financial results in its condensed consolidated financial statements from May 14, 2014. Consequentially, $12.7 million of net revenue and $12.8 million of net losses which includes a noncash impairment charge of $10.4 million attributable to Sunetric are included in our condensed consolidated statement of operations for the year ended December 31, 2014.

Pro Forma Information of Mercury and Sunetric

The following is supplemental unaudited interim pro forma information for the Mercury and Sunetric acquisitions as if the Company had issued 11.0 million shares of its Class A common stock to acquire these businesses on January 1, 2013. Pro forma net losses reflect, among other adjustments, the following significant adjustments:

1)	Decreased by $2,451,000 for the year ended December 31, 2014, to remove historical amortization expense related to acquired intangibles;

2)	Increased by $194,000 and $4,020,000 years ended December 31, 2014 and 2013, respectively, to reflect pro forma amortization expense related to acquired intangibles; and

3)	Decreased by $2,430,000 and $1,154,000 for the three and nine months ended September 30, 2014, to exclude historical nonrecurring acquisition-related costs.

All pro forma adjustments are based on currently available information and upon assumptions that we believe are reasonable in order to reflect, on a supplemental pro forma basis, the impact of these acquisitions on our historical financial information.

	Years Ended December 31,
(in thousands, except per share data)	2014	2013
Net revenue	$125,062	$156,163

Net loss	$(56,953)	$(21,340)

Net loss per share – basic and diluted	$(1.15)	$(0.52)

4. Goodwill and Other Asset Impairments

In accordance with the Financial Accounting Standards Board’s accounting standards codification, the Company established a purchase price for tangible assets net of liabilities for its catalog segment consisting primarily of its Hopland, California facility of $1 million based on (i) realizability of its personal assets and (ii) real property market place comparability (level two of the fair value hierarchy) during the third quarter of 2014. Accordingly, as of September 30, 2014, the Company recognized a valuation impairment charge of $1.3 million. Thereafter, on December 4, 2014, the Company executed a sale of Hopland assets, net of liabilities, for $1.0 million. An additional loss on sale was recorded on the date of sale of $0.1 million and is recorded in general and administrative expenses on the consolidated statement operations.

The Company performed periodic tests of goodwill and other intangibles for its acquisitions of Syndicated, Mercury, and Sunetric. The Company’s goodwill balances were $1.3 million and $1.9 million at December 31, 2014 and 2013, respectively, and other intangibles balances were zero and $0.5 million at December 31, 2014 and 2013, respectively. Based on the results of these tests the Company determined it was appropriate and recorded impairment of goodwill and intangibles of $30.5 million, zero, and $22.0 million during the years ended December 31, 2014, 2013 and 2012, respectively.

5. Property and Equipment

Property and equipment, stated at lower of cost or estimated fair value, consists of the following as of December 31:

(in thousands)	2014	2013
Land	$—	$1,716
Buildings and leasehold improvements	142	136
Furniture, fixtures and equipment	1,334	1,040
Website development	1,512	960
Vehicles and machinery	1,958	2,851

	4,946	6,703
Accumulated depreciation and amortization	(3,442)	(3,953)

Total property and equipment, net	$1,504	$2,750

6. Revolving Line of Credit and Term Loan

At December 31, 2014, under a loan agreement, as amended (the “SVB Loan”), with SVB, the Company has a revolving line of credit that provides for advances not to exceed $5.5 million based upon a borrowing base availability of 75% of eligible accounts receivable as defined in the SVB Loan and collateralized by a security interest in substantially all of the Company’s assets. The line of credit has a facility fee of 0.5% per year of the average daily unused portion of the available line of credit during the applicable calendar quarter. The Company may reserve up to $500,000 for stand-by letters of credit under the line of credit. The SVB Loan contains various covenants, including a covenant requiring compliance with a liquidity ratio. The Term Loan portion of the facility matured on September 29, 2014, at which time the Company repaid the then outstanding balance of $2.0 million in full plus a final fee of $150,000. Borrowings bear interest at the greater of (a) the bank’s prime rate plus 4.00%, or (b) 8.00%. The Company had outstanding borrowings under the revolving line of credit of $4.4 million at December 31, 2014.

The 2014 amendments and subsequent amendments during 2015 to the SVB Loan are described below.

Sixth Loan Modification

On June 6, 2014, the Company entered into a Joinder and Sixth Loan Modification Agreement (the “Sixth Loan Modification Agreement”) with SVB. The Sixth Loan Modification Agreement extended the maturity date of the SVB Loan to January 31, 2015, added the Company’s new subsidiaries as borrowers to the SVB Loan, and reset certain financial covenants. In connection therewith, the Company paid SVB modification and extension fees of $80,000 plus expenses, and issued to SVB a warrant to purchase 82,627 shares of the Company’s Class A common stock at an exercise price of $2.36 per share, subject to adjustment with an expiration date of June 5, 2021. This SVB warrant is recognized as a discount to the SVB Loan and is being amortized as interest expense over the remaining term of the SVB Loan on a straight-line basis, which approximates the interest method.

Seventh Loan Modification

On November 19, 2014, the Company entered into a Joinder and Seventh Loan Modification Agreement (the “Seventh Loan Modification Agreement”) with SVB. The Seventh Loan Modification Agreement granted the Company a waiver for non-compliance as of September 30, 2014, reset certain financial covenants, reduced the Company’s borrowing availability from $6.5 million to $5.5 and reduced the borrowing base to 75% of eligible accounts receivable less $1.0 million and granted consent to dispositions, including the real property and asset sale of Hopland and the sale and transfer of certain commercial business pipeline. In connection therewith, the Company paid SVB a waiver fee of $10,000 and issued to SVB a warrant to purchase 203,704 shares of the Company’s Class A common stock at an exercise price of $0.81 per share, subject to adjustment with an expiration date of November 19, 2021. This SVB warrant is recognized as a discount to the SVB Loan and is being amortized as interest expense over the remaining term of the SVB Loan on a straight-line basis, which approximates the interest method.

Eighth Loan Modification

As of December 31, 2014 the amended maturity date of the SVB Loan was January 31, 2015. On January 30, 2015 the Eighth Loan Modification Agreement was executed, extending the maturity date to March 17, 2015. In connection with the amendment the Company paid a waiver fee of $8,125.

Ninth Loan Modification

On March 16, 2015 the Company entered into a Ninth Loan Modification Agreement (the “Ninth Loan Modification Agreement”) with SVB to extend the maturity date of the revolving line of credit under the SVB Loan from March 17, 2015 to March 15, 2016. Further, the amendment also restated certain financial covenants of the SVB Loan, reduced the revolving line amount available at any one time from $5.5 million to $5.0 million, and increased the borrowing base by eliminating the Seventh Loan Modification’s requirement to maintain a $1.0 million reserve under the Availability Amount (as defined in the SVB Loan). In connection with the Amendment, the Company paid a $50,000 fee to SVB.

7. Payable to Gaiam

During 2013, through open market sales of shares by Gaiam, its ownership declined to less than 10% of the Company’s issued and outstanding shares of Class A common stock.

Historically, the Company had a need for certain services to be provided by Gaiam under the Intercorporate Services Agreement and Industrial Building Lease Agreement for the Company’s corporate headquarters. These services included, but were not limited to, administrative, technical accounting advisory, public financial reporting and certain occupancy and related office services as required from time to time. Previously, the Company determined that it was not cost effective to obtain and separately maintain the personnel and infrastructure associated with these services with a complement of full time, skilled employees. Also see Note 9. Commitments and Contingencies – Operating Leases.

The Company significantly reduced its reliance on Gaiam to provide services under the Intercorporate Services Agreement during 2013. The agreement was terminated on December 19, 2013.

8. Related Parties

Retail Store, Hopland, CA

On December 5, 2014, the Company sold its retail/catalog segment (Real Goods Trading Corp) to, among others, John Schaeffer, an active member of the Company’s Board of Directors and a former officer of the Company. The retail and catalog business was not profitable and was not projected to be cash flow positive in the near future. Terms of the sale include the transfer of real estate, inventory, retail, and distribution business located in Hopland, California, with a book value of $2.3 million, for $1.0 million. The purchase agreement provides that in the event the purchasers sell the retail/catalog business or the associated real property within 18 months following the closing date, the, purchasers will pay to the Company 50% of the net profits realized. In the event the purchasers sell the retail/catalog business or the associated real property between 18 and 36 months following the closing date, the purchasers will pay to the Company 25% of the net profits realized.

Riverside

At December 31, 2014, Riverside owned approximately 15% of the Company’s outstanding Class A common stock and was one of its creditors. Pursuant to the terms of a Shareholders Agreement, Riverside has the right to designate a certain number of individuals for appointment or nomination to the Board of Directors, tied to its ownership of the Company’s Class A common stock.

At December 31, 2014 and 2013 the Company had notes payable to Riverside Fund III of $3.15 million and $4.15 million, respectively. As of December 31, 2014, the Riverside loans were due to mature on March 31, 2015. As discussed in Note 17, Subsequent Events, the parties extended the maturity date of these notes to March 31, 2016 and the Company granted Riverside the option to place a second lien on the Company’s assets. These loans bear interest at 10% compounded annually and due at maturity. Until March 16, 2015, the loans were unsecured and subordinated to the Company’s indebtedness to unaffiliated creditors. Subject to the rights of senior debt, RGS has the right to prepay the loans at any time without premium or penalty and during 2014 the Company repaid the $1.0 million note due on April 30, 2014. As of December 31, 2014 and 2013, the Company had accrued interest payable to Riverside of approximately $0.9 million and $0.7 million, respectively; and paid Riverside interest of approximately $0.1 million and zero during the years ended December 31, 2014 and 2013, respectively.

Gaiam

At December 31, 2012, the Company’s related party debt was comprised of $2.7 million owed to Gaiam.

As conditions for Gaiam extending the maturity date of its then existing $1.7 million loan to RGS from December 30, 2012 to April 30, 2013 and loaning RGS an additional $1.0 million, the Company had to pay all interest owed on the then existing Gaiam loan of $1.7 million; execute and deliver to Gaiam an option agreement, reasonably acceptable to both parties, permitting Gaiam to purchase for $200,000 all tenant improvements constructed by RGS in its principal office space leased from Gaiam; and amend the Company’s facility lease with Gaiam to cancel, effective December 31, 2012, the $3 per square foot credit set forth in the then current lease. On April 23, 2013, Gaiam converted $100,000 of the then outstanding $2.7 million into 62,111 shares of the Company’s Class A common stock. The $2.6 million remaining amount due to Gaiam was repaid on November 5, 2013: $2.1 million in cash, $200,000 of tenant improvements transferred to Gaiam and a discount for early repayment of $300,000. As of December 31, 2014, the discount is included in other accrued liabilities to reflect the above market lease with Gaiam for the Company’s headquarters office space.

9. Commitments and Contingencies

The Company leases office and warehouse space through operating leases. Some of the leases have renewal clauses, which range from three months to five years. On December 19, 2011, RGS entered into a five year facility lease with Gaiam, a related party, for office space in Louisville, Colorado. The lease commenced on January 1, 2012 and provides for monthly payment of approximately $41,537.

The Company leases vehicles through operating leases for its certain field personnel. Leases range up to five years with varying termination dates through July 2018.

The following schedule represents the annual future minimum payments of all leases as of December 31, 2014:

(in thousands)	Future Minimum Lease Payments
2015	$1,218
2016	786
2017	214
2018	46

Total minimum lease payments	$2,264

The Company incurred office and warehouse rent expense of $1.2 million, $1.3 million and $0.9 million for the years ended December 31, 2014, 2013 and 2012, respectively.

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

From time to time, we are involved in legal proceedings that we consider to be in the normal course of business. On July 9, 2014, the Company completed a PIPE offering of approximately $7.0 million at a price per share of $2.40. Subsequently, the company’s stock price has declined to $0.26 as of March 23, 2015 and four of the investors in the offering (out of approximately 20 total investors in the offering) have asserted claims against the company in three separate lawsuits alleging certain misrepresentations and omissions in the offering. The Company intends to vigorously defend itself in the litigation and has made a motion for dismissal. As of December 31, 2014 we have not recorded a liability associated with this claim.

10. Shareholders’ Equity

On June 3, 2013, RGS issued 3.4 million shares of its Class A common stock and received net proceeds of $8.4 million. As part of the offering, RGS issued warrants to purchase 1.7 million shares of its Class A common stock at $2.60 per share, which expire June 3, 2018. The exercise price was reduced to $2.50 per share in conjunction with the November 15, 2013 issuance of shares and warrants. Certain anti-dilution protection provisions contained in the warrants were triggered. Such provisions required the exercise price of the warrants to be reduced and the number of shares of Class A common stock issuable upon exercise of the warrants to increase, based on the formula and on the terms set forth in the warrants after taking into account the Black Scholes and fair market values of the warrants and such anti-dilution protection provisions. Then, related to the July 9, 2014 warrant issuance, the previously adjusted exercise price was adjusted again to $2.45 and the number of warrants issued was increased by another 31,859 as a result of the anti-dilution provision.

On November 15, 2013, RGS issued 5.9 million shares of its Class A common stock and received net proceeds of $18.4 million. As part of the offering, RGS issued warrants to purchase 5.0 million shares of its Class A common stock at $3.41 per share, which expire May 15, 2019.

On January 14, 2014, the Company issued 7,604,127 shares of its Class A common stock with an estimated fair value of $29.1 million based on the closing market price of $3.83 per share for the Company’s Class A common stock on January 13, 2014 as provisional purchase consideration transferred for Mercury. Of this issuance, 467,249 shares were initially placed into escrow to fund potential indemnification claims and closing working capital true-up adjustments. Also in conjunction with this acquisition of Mercury, the

Company placed into escrow another 744,018 shares of its Class A common stock as potential post-acquisition retention compensation to employees of Mercury. At December 31, 2014, 313,235 shares of the provisional purchase consideration transferred and 201,390 shares of the retention compensation remained in escrow. See Note 12. Share-Based Compensation and Note 3. Business Combinations.

On May 12, 2014, the Company issued 325,140 shares of its Class A common stock, with an estimated fair value of $0.7 million based on the closing market price of $2.29 per share for the Company’s Class A common stock on August 9, 2013, under an amendment to the net asset purchase agreement dated August 9, 2013 with Syndicated. Also under the terms of the amendment, the former owner of Syndicated, who became an employee of the Company for a certain period of time, was issued 74,860 shares of the Company’s Class A common stock during 2014 in return for assisting the Company with the collection of certain accounts receivable related to the Syndicated business. See Note 3. Business Combinations.

On May 14, 2014, the Company issued 3,425,393 shares of its Class A common stock with an estimated fair value of $9.4 million based on the closing market price of $2.75 per share for the Company’s Class A common stock on May 13, 2014 as partial provisional purchase consideration transferred for Sunetric. As additional provisional purchase consideration transferred, the Company reserved another 604,711 shares of its Class A common stock with an estimated fair value of $1.7 million based on the closing market price of $2.75 for the Company’s Class A common stock on May 13, 2014 to fund potential indemnification claims and closing working capital true-up adjustments. At December 31, 2014, these reserved shares are reported, after adjustments, in business acquisition consideration to be transferred. Also in conjunction with the acquisition of Sunetric, on May 28, 2014, the Company issued 217,076 shares of its Class A common stock with an estimated fair value of $0.5 million based on the closing market price of $2.39 per share for the Company’s Class A common stock on May 27, 2014 in fulfillment of an assumed liability for employee retention bonus obligations through the closing date of the Sunetric acquisition. See Note 3. Business Combinations.

On July 9, 2014 RGS issued 2.9 million shares of its Class A common stock and received proceeds of $7.0 million. As part of the offering, RGS issued warrants to purchase 5.3 million shares of its Class A common stock at $3.19 per share, which expire July 9, 2020.

At December 31, 2014, RGS had the following shares of Class A common stock reserved for future issuance:

Stock options under incentive plans	2,318,280
Stock options under plans not approved by security holders	90,000
Sunetric – Provisional purchase consideration to be transferred	302,356
Warrants outstanding	8,134,717
Warrants outstanding – equity security	282,535

Total shares reserved for future issuance	11,127,888

Each holder of the Company’s Class A common stock is entitled to one vote for each share held on all matters submitted to a vote of shareholders. On December 31, 2011, Gaiam converted all of its holdings of the Company’s Class B common stock to Class A common stock and, as a result, RGS has had no shares of Class B common stock outstanding since December 31, 2011. Under the terms of the Company’s articles of incorporation and merger with Alteris, RGS is prohibited from issuing Class B common stock in the future. All holders of Class A common stock vote as a single class on all matters that are submitted to the shareholders for a vote. Accordingly, Riverside, as the holder of approximately 15% of the Class A common stock and entitled to vote in any election of directors, may exert significant influence over the election of the directors. Shareholders with the minimum number of votes that would be necessary to authorize or take action at a meeting at which all of the shares entitled to vote were present and voted may consent to an action in writing and without a meeting under certain circumstances.

Holders of the Company’s Class A common stock are entitled to receive dividends, if any, as may be declared by the Board of Directors out of legally available funds. In the event of a liquidation, dissolution or winding up of Real Goods Solar, Class A common stock holders are entitled to share ratably in the Company’s assets remaining after the payment of all debts and other liabilities. Holders of Class A common stock have no preemptive, subscription or redemption rights, and there are no redemption or sinking fund provisions applicable to the Company’s Class A common stock.

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

The following tables summarize the basis used to measure certain financial assets and liabilities at fair value on a recurring basis in the consolidated balance sheets:

Balance at December 31, 2014		Quoted Prices in Active Markets for Identical Items	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Common stock warrant liability	$2,491	$—	$—	$2,491

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

The following table shows the reconciliation from the beginning to the ending balance for the Company’s common stock warrant liability measured at fair value on a recurring basis using significant unobservable inputs (i.e. Level 3) for the year ended December 31, 2014:

in thousands	Fair Value Measurements Using Significant Unobservable Inputs
Fair value of common stock warrant liability at December 31, 2013	$15,071
Issuance of common stock warrants	2,201
Exercise of common stock warrants	(621)
Change in fair value of common stock warrant liability, net	(14,160)

Fair value of common stock warrant liability at December 31, 2014	$2,491

12. Share-Based Compensation

The Company’s share-based compensation programs are long-term retention programs that are intended to attract, retain and provide incentives for talented employees, officers, and directors to align shareholder and employee interests. RGS primarily grants options under its 2008 Long-Term Incentive Plan, but also granted 300,000 non-shareholder approved options to its chief executive officer during 2012 of which 210,000 were forfeited in 2014.

On January 14, 2014, the Company’s shareholders approved an amendment to the 2008 Long-Term Incentive Plan. The amendment increased the number of options available for grant to 6,704,237.

At December 31, 2014, the Company’s 2008 Long-Term Incentive Plan provided for the granting of options to purchase up to 6,704,231 shares of its Class A common stock. Both nonqualified stock options and incentive stock options may be issued under the provisions of the 2008 Long Term Incentive Plan. Employees, members of the Board of Directors, consultants, service providers and advisors are eligible to participate in the 2008 Long-Term Incentive Plan, which terminates upon the earlier of a board resolution terminating the 2008 Long-Term Incentive Plan or ten years after the effective date of the 2008 Long-Term Incentive Plan. All outstanding options are nonqualified and are generally granted with an exercise price equal to the closing market price of the Company’s stock on the date of the grant. Options vest based on service conditions, performance (attainment of a certain amount of pre-tax income for a given year), or some combination thereof. Grants typically expire seven years from the date of grant.

The determination of the estimated fair value of share-based payment awards on the date of grant using the Black-Scholes option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. Expected volatilities are based on a value calculated using the combination of historical volatility of comparable public companies in RGS’ industry and its stock price volatility since our initial public offering. Expected life is based on the specific vesting terms of the option and anticipated changes to market value and expected employee exercise behavior. The risk-free interest rate used in the option valuation model is based on U.S. Treasury zero-coupon securities with remaining terms similar to the expected term on the options. RGS does not anticipate paying any cash dividends on its Class A common stock in the foreseeable future and, therefore, an expected dividend yield of zero is used in the option valuation model. RGS is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. RGS primarily uses plan life to-date forfeiture experience rate to estimate option forfeitures and records share-based compensation expense only for those awards that are expected to vest.

The following are the variables used in the Black-Scholes option pricing model to determine the estimated grant date fair value for options granted under the Company’s incentive plans for each of the years presented:

	2014	2013	2012
Expected volatility	98% - 102%	83% - 104%	76% - 87%
Weighted-average volatility	101%	93%	80%
Expected dividends	— %	— %	— %
Expected term (in years)	3.8 - 7.0	3.8 - 6.6	5.0 - 6.6
Risk-free rate	1.57% - 2.44%	0.68% - 2.45%	0.57% - 1.26%

The table below presents a summary of our option activity as of December 31, 2014 and changes during the year then ended:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value
Outstanding at January 1, 2012	1,902,120	$2.80
Granted	1,431,500	1.19
Exercised	—
Forfeited and expired	(1,508,300)	2.38

Outstanding at December 31, 2012	1,825,320	$1.88	5.4	$—

Exercisable at December 31, 2012	508,350	$2.93	3.0	$—
Granted	971,000	1.57
Exercised	(117,030)	1.00
Forfeited or expired	(341,080)	1.08

Outstanding at December 31, 2013	2,238,210	$1.51	5.0	$3,468,464

Exercisable at December 31, 2013	609,090	$2.00	2.6	$621,573
Granted	2,438,000	3.08
Exercised	(129,480)	1.04
Forfeited or expired	(2,238,450)	2.26

Outstanding at December 31, 2014	2,408,280	$2.44	5.0	$—

Exercisable at December 31, 2014	799,510	$2.12	2.8	$—

The weighted-average grant-date fair value of options granted during the years 2014, 2013 and 2012 was $2.26, $1.13 and $0.76, respectively. The total fair value of shares vested was approximately $900,000, $305,000 and $432,000 during the years ended December 31, 2014, 2013 and 2012, respectively. The Company’s share-based compensation cost charged against income for continuing operations was approximately $1.3 million, $0.5 million, and $0.3 million during the years 2014, 2013 and 2012, respectively. As of December 31, 2014, there was $0.9 million of unrecognized cost related to non-vested shared-based compensation arrangements granted under the plans. The Company expects that cost to be recognized over a weighted-average period of 3.3 years.

13. Income Taxes

The Company’s provision for income tax expense (benefit) is comprised of the following:

	Years ended December 31,
(in thousands)	2014		2013	2012
Current:
Federal	$		$—	$—
State		164	58	61

		164	58	61

Deferred:
Federal		(1,404)	—	7,361
State		—	—	1,298

		(1,404)	—	8,659

Total		$(1,240)	$58	$8,720

Variations from the federal statutory rate are as follows:

	Years ended December 31,
(in thousands)	2014	2013	2012
Expected federal income tax expense (benefit) at statutory rate of 35%	$(20,510)	$(3,882)	$(13,086)
Effect of permanent goodwill impairment	5,859	—	7,898
Effect of permanent acquisition-related differences	(1,404)	—	—
Effect of permanent other differences	(5,304)	136	94
Effect of valuation allowance	22,161	4,559	16,074
Other	(299)	(48)	49
State income tax expense (benefit), net of federal benefit	(1,743)	(707)	(2,309)

	$(1,240)	$58	$8,720

Deferred income taxes reflect net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the net accumulated deferred income tax assets shown on a gross basis as of December 31, 2014 and 2013 are as follows:

(in thousands)	2014	2013
Deferred tax assets (liabilities)
Current:
Provision for doubtful accounts	$447	$230
Inventory-related expense	222	274
Accrued liabilities	1,326	1,385
Other	1,340	—

(in thousands)	2014	2013
Total current deferred tax assets	3,334	1,889
Non-current
Depreciation and amortization	4,556	775
Net operating loss carry-forwards	38,167	20,337
Other	53	(5)

Total non-current deferred tax assets	42,777	21,108

Valuation allowance	(46,111)	(22,997)

Total net deferred tax assets	$—	$—

At December 31, 2014, RGS had $90.4 million of federal net operating loss carryforwards expiring, if not utilized, beginning in 2020. Additionally, the Company had $77.4 million of state net operating loss carryforwards expiring, it not utilized, beginning in 2019.

Utilization of the net operating loss carry forwards may be subject to annual limitation under applicable federal and state ownership change limitations and, accordingly, net operating losses may expire before utilization. The Company has not completed a Section 382 analysis through December 2014 and therefore has not determined the impact of any ownership changes, as defined under Section 382 of the Internal Revenue Code has occurred in prior years. Therefore, the net operating loss carryforwards above do not reflect any possible limitations and potential loss attributes to such ownership changes.

The Company does not have any tax positions for which it is reasonably possible the total amount of gross unrecognized benefits will increase or decrease within 12 months of the year ended December 31, 2014.

As a result of the net operating losses, substantially all of its federal, state and local income tax returns are subject to audit.

The Company’s valuation allowance increased by approximately $23.1 million for the year ended December 31, 2014 as a result of its operating loss for the year. The valuation allowance was determined in accordance with the provisions of ASC 740, Income Taxes, which requires an assessment of both negative and positive evidence when measuring the need for a valuation allowance. Based upon the available objective evidence and the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets will not be realized. At December 31, 2014, the Company has a valuation allowance against its deferred tax assets net of the expected taxable income from the reversal of its deferred tax liabilities.

The Company is required, under the terms of its tax sharing agreement with Gaiam, to distribute to Gaiam the tax effect of certain tax loss carryforwards as utilized by the Company in preparing its federal, state and local income tax returns. At December 31, 2014, utilizing an income tax rate of 35%, the Company estimates that the maximum amount of such distributions to Gaiam could aggregate $1.6 million.

14. Segment Information

On September 30, 2014, the Company discontinued its entire former Commercial segment. As a result of this major strategic shift, the Company now operates as three reportable segments: (1) Residential – the installation of solar systems for homeowners, including lease financing thereof, and for small businesses (small commercial) in the continental U.S.; (2) Sunetric – the installation of solar systems for both homeowners and small business owners (small commercial) in Hawaii; and (3) Other – corporate operations and retail (catalogue); however, see Note 4 for subsequent sale of the catalogue segment in December 2014.

Financial information for the Company’s segments and a reconciliation of the total of the reportable segments’ income (loss) from operations (measures of profit or loss) to the Company’s consolidated net loss are as follows:

(in thousands)	2014	2013	2012
Net revenue:
Residential	$55,844	$53,918	$42,476
Sunetric	12,742	—	—
Other	2,189	3,741	1,500
Consolidated net revenue	70,775	57,659	43,976
Income (loss) from operations:

(in thousands)	2014	2013	2012
Residential	(12,261)	(1,647)	(4,681)
Sunetric	(12,798)	—	—
Other	(15,372)	(11,672)	(33,666)
Consolidated loss from continuing operations	(40,431)	(13,319)	(38,347)
Reconciliation of consolidated loss from operations to consolidated net loss:
Interest and other expense, net	(1,170)	(928)	(790)
Change in valuation of warrants	14,160	2,026	—
Income tax expense/(benefit)	(1,240)	58	8,720
(Loss)/gain from discontinued operations, net of tax	(30,910)	979	651
Net loss	$(57,111)	$(11,300)	$(47,206)

The following is a reconciliation of reportable segments’ assets to the Company’s consolidated total assets. The Other segment includes certain unallocated corporate amounts.

(in thousands)	2014	2013
Total assets – continuing operations:
Residential	$17,183	$21,267
Sunetric	7,430	—
Other	984	15,603

	$25,597	$36,870

Total assets – discontinued operations:
Commercial	9,509	6,898

	$35,106	$43,768

15. Discontinued Operations

On September 30, 2014, the Company committed to a plan to sell certain net assets and rights comprising its large commercial installations business, otherwise known as its former Commercial segment, and focus its efforts and resources of its Residential and Sunetric segments. This represents a strategic shift that will have a major effect on the Company’s operations and financial results. The Company will continue with in-process large commercial installations, but will not accept any new contracts and will commence various other exit activities. The company entered into a contract to sell portions of its commercial pipeline for cash, with the consideration to be paid dependent upon the completion of the buyer’s due diligence.

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

The following is a reconciliation of the major line items constituting pretax loss of discontinued operations to the after-tax loss of discontinued operations that are presented in the condensed consolidated statements of operations as indicated:

	Years ended December 31,
(in thousands)	2014	2013	2012
Major line items constituting pretax loss of discontinued operations:
Net revenue	$45,166	$43,683	$48,914
Cost of goods sold	45,856	38,030	41,863
Expenses:
Selling and operating (a)	7,324	3,553	6,158
General and administrative (b)	1,808	—	—
Acquisition related costs	1,640	1,014	—
Restructuring costs	148	—	—
Depreciation and amortization	534	107	242
Goodwill and other asset impairments	18,766	—	—
Pretax (loss)/gain of discontinued operations	$(30,910)	$979	$651
Income tax benefit	—	—	—
(Loss)/gain on discontinued operations	$(30,910)	$979	$651

(a)	Included in the selling and operating expense for the December 31, 2014 is $1.2 million related to the write-off of a certain account receivable.
(b)	Included in the general and administrative costs for December 31, 2014 is $1.6 million of share based compensation expense.

The following is a reconciliation of the carrying amounts of major classes of assets and liabilities of the discontinued operations to the total assets and liabilities of the discontinued operations presented separately in the condensed consolidated balance sheets as indicated:

(in thousands)	December 31, 2014	December 31, 2013
Carrying amounts of major classes of assets included as part of discontinued operations:
Current assets:
Accounts receivable, net	$6,223	$1,591
Costs in excess of billings on uncompleted contracts	1,841	4,556
Inventory, net	242	314
Deferred costs on uncompleted contracts	42	103
Other current assets	79	—

Total major classes of current assets of the discontinued operations	8,427	6,564

Noncurrent assets:
Property and equipment, net	45	334
Other noncurrent assets	1,037	—

Total noncurrent assets of discontinued operations	1,082	334

Total assets of the discontinued operations in the balance sheet	$9,509	$6,898

Carrying amounts of major classes of liabilities included as part of discontinued operations:
Current liabilities:
Accounts payable	4,977	7,429
Accrued liabilities	2,608	629
Billings in excess of costs on uncompleted contracts	373	395

(in thousands)	December 31, 2014	December 31, 2013
Deferred revenue and other current liabilities	26

Total current liabilities of discontinued operations	7,984	8,453

Noncurrent liabilities:
Other liabilities	327	—

Total major classes of noncurrent liabilities of the discontinued operations	327	—

Total liabilities of the discontinued operations in the balance sheet	$8,311	$8,453

16. Quarterly Results of Operations

The following is a summary of the quarterly results of all operations for the years ended December 31, 2014 and 2013:

(in thousands, except per share data)	Fiscal Year 2014 Quarters Ended
	March 31	June 30 (a)	September 30	December 31 (b)
Net revenue	$13,767	$19,636	$18,928	$18,444
Gross profit	$2,811	$4,503	$3,197	$2,246
Income (loss) before income taxes	$(12,031)	$470	$(2,742)	$(13,138)
Net income (loss) from continuing operations	$(12,036)	$1,684	$(2,455)	$(13,394)
Net loss from discontinued operations	$(2,792)	$(23,039)	$(2,295)	$(2,784)
Net loss	$(14,828)	$(21,355)	$(4,750)	$(16,178)
Diluted net loss per share	$(0.34)	$(0.46)	$(0.09)	$(0.31)
Weighted average shares outstanding-diluted	43,600	46,071	51,055	51,549

	Fiscal Year 2013 Quarters Ended
	March 31	June 30	September 30 (c)	December 31 (d)
Net revenue	$11,039	$11,905	$16,640	$18,075
Gross profit	$3,143	$2,976	$4,316	$3,826
Loss before income taxes	$(3,756)	$(3,093)	$(3,100)	$(2,272)
Net loss from continuing operations	$(3,757)	$(3,101)	$(3,108)	$(2,313)
Net income (loss) from discontinued operations	$(37)	$193	$1,014	$(191)
Net loss	$(3,794)	$(2,908)	$(2,094)	$(2,504)
Diluted net loss per share	$(0.14)	$(0.10)	$(0.07)	$(0.09)
Weighted average shares outstanding-diluted	26,696	27,804	30,044	33,077

(a)	The quarter ended June 30, 2014 includes a one-time non-cash charge of $18.8 million for the impairment of Mercury related intangibles.
(b)	The quarter ended December 31, 2014 includes a one-time non-cash charge of $10.4 million for the impairment of Sunetric related intangibles.
(c)	The quarter ended September 30, 2013 includes one-time cash charges of $0.6 million for the integration of Syndicated and other acquisition related expenses.
(d)	The quarter ended December 31, 2013 includes one-time cash charges of $1.5 million for the, acquisition of Mercury and other acquisition related expenses.

17. Subsequent Events

Extensions of Silicon Valley Bank line of credit facility:

Eighth Loan Modification

As of December 31, 2014 the amended maturity date was January 31, 2015. On January 30, 2015 the Eighth Loan Modification Agreement was executed, extending the maturity date to March 17, 2015. In connection with the amendment the Company paid a waiver fee of $8,125.

Ninth Loan Modification

On March 16, 2015 the Company entered into the Ninth Loan Modification Agreement with SVB to extend the maturity date of the revolving line of credit under the SVB Loan from March 17, 2015 to March 15, 2016. Further, the amendment also restated certain financial covenants of the SVB Loan, reduced the revolving line amount available at any one time from $5.5 million to $5.0 million, and increased the borrowing base by eliminating the Seventh Loan Modification’s requirement to maintain a $1.0 million reserve under the Availability Amount (as defined in the SVB Loan). In connection with the Amendment, the Company paid a $50,000 fee to SVB.

Extension of Riverside Notes:

On March 16, 2015 the Company extended its notes payable owed to Riverside for twelve months, extending the maturity date to March 31, 2016. In connection with the extension the Company granted Riverside the option to place a second lien upon assets of the Company.

Issuance of Securities:

On February 26 and February 27, 2015, we closed a sale of 7,000,000 units of our Class A common stock and warrants to purchase Class A common stock at a purchase price of $0.50 per unit in the 2015 Offering. Each unit consisted of: (i) one share of Class A common stock; (ii) a Series A Warrant to purchase share of the Company’s Class A common stock equal to 50% of the sum of the number of shares of Class A common stock purchased as part of the units plus, if applicable, the number of shares of Class A common stock issuable upon exercise in full of the Series E Warrants (without regard to any limitations on exercise) described below; (iii) a Series B Warrant to purchase shares of the Company’s Class A common stock for a “stated amount” (as described in the offering document); (iv) a Series C Warrant to purchase up to 50% of that number of shares of Class A common stock actually issued upon exercise of the Series B Warrant; and (v) a Series D Warrant to purchase additional shares of Class A common stock in an amount determined on a future reset date after the issuance of the Series D Warrant. In addition, investors who, together with certain “attribution parties,” would beneficially own in excess of 9.99% of the number of shares of Class A common stock outstanding immediately after the closing of the offering as a result of their purchase of units, received shares of Class A common stock in an amount up to such 9.99% cap and a Series E Warrant to purchase the balance of the shares of Class A common stock the investor would have received at closing but for the 9.99% cap.

The Company received net proceeds of approximately $2.75 million at the closing, after deducting commissions to the placement agent and estimated offering expenses payable by the Company associated with the offering. In addition, the Company received approximately $800,000 of additional proceeds upon the exercise of Series B Warrants in connection with the closing of the offering. As of March 23, 2015, the company has realized $2.9 million from the Class B warrants solely by voluntary exercises by the Class B warrant holders

WestPark Capital, Inc. acted as the placement agent for the offering (the “placement agent”) and in connection with the closing of the offering, the Company paid the placement agent an aggregate cash fee equal to $245,000, reimbursed expenses of $40,000, and issued warrants to purchase 560,000 shares of Class A common stock.

The Company sold the units, the shares of Commons Stock and the warrants issued as part of the units, and the shares of Class A common stock issuable upon exercise of the warrants issued as part of the units pursuant to an effective registration statement on Form S-3 (File No. 333-193718). The Company has agreed to maintain an effective registration statement covering the issuance of the Class A common stock issuable upon exercise of the warrants.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our chief executive officer, who also serves as our acting principal financial officer, and our principal accounting officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and Rule 15d-15(e) under the Exchange Act. Based upon their evaluation as of December 31, 2014, they have concluded that our disclosure controls and procedures are not effective.

In connection with this evaluation, our management identified the following material weaknesses in our disclosure and procedures:

•	As described below, our management and financial staff were unable in a timely manner to complete testing of our internal control over financial reporting; and

•	As described below, a material weakness in our internal control over financial reporting concerning financial reporting, close processes and control monitoring.

As a result, we were unable to file this Annual Report on Form 10-K within the prescribed due date and instead filed it within the grace period afforded by Rule 12b-25 promulgated under the Exchange Act.

Management’s Report on Internal Control over Financial Reporting

Due to a significant increase in our stock price, as of the end of our second fiscal quarter of 2014, the public float of our Class A common stock exceeded $75 million. As a result, our company no longer qualifies as a smaller reporting company and is now an accelerated filer for the first time. Accordingly, this is the first fiscal year for which an audit of our internal control over financial reporting by our independent registered public accounting firm is required, and this is the first year that the filing deadline for our Annual Report on Form 10-K has been shortened from 90 days to 75 days following the end of the fiscal year. We had not commenced documentation and testing of its internal control over financial reporting until the appointment of our new chief executive officer in the third quarter of 2014. As a result of the constraints on our financial staff connected with the transition to accelerated filer status, we employed qualified third-party specialists to assist with this process.

Additionally, we have had recent changes to our finance and accounting management team. On October 14, 2014, our chief financial officer submitted his resignation. We have not appointed a new chief financial officer and our chief executive officer is currently serving as the acting chief financial officer. Also on October 14, 2014, we appointed a new principal accounting officer. As a result, there was a period of transition between management and our financial staff.

In addition to constraints caused by personnel turnover of the financial staff, other events and changes have further limited the ability of the financial staff to complete the Annual Report on Form 10-K for the fiscal year ended December 31, 2014. For example, we are currently restructuring our business operations to achieve a turnaround in our business results, which requires the active involvement of our management and financial staff. Also, during 2014, our management and financial staff were actively involved with integrating three acquired companies and conducting due diligence on, and closing, the acquisition of two of the companies. Furthermore, towards the end of 2014 and during the first quarter of 2015, our management and financial staff has been engaged in negotiating and closing a financing transaction, and amending and extending the terms of our bank credit facility and related-party debt.

Each of the constraints on our management and financial staff inhibited the ability to complete testing of internal control over financial reporting and the Annual Report on Form 10-K for the fiscal year ended December 31, 2014 timely, thus causing us to file Form 12b-25 and the Annual Report on Form 10-K for the fiscal year ended December 31, 2014 within the grace period afforded by Rule 12b-25 promulgated under the Exchange Act.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making the assessment, we used the criteria set forth in 1992 by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control-Integrated Framework” In connection with this assessment, our management has identified several deficiencies that, in the aggregate, caused our management to determine that material weaknesses in our internal control over financial reporting exist. The resulting material weaknesses concern:

•	The design and operation of information technology general controls related to user access, access approvals and change management;

•	A lack of appropriate balance of accounting personnel and accountability for monitoring internal controls to effect timely review and approval of account reconciliations; and

•	Control monitoring including a lack of written documentation of internal controls which did not allow for effective communication of employee responsibilities. We did not maintain a comprehensive accounting policies and procedures manual.

Our management has determined that the identified material weaknesses did not result in any material adjustments to the financial statements for the fiscal year ended December 31, 2014 included in this Annual Report on Form 10-K and do not require any restatement of previously issued financial statements to reflect the correction of a material misstatement.

Management did not include in its assessment the internal control over financial reporting of its subsidiary Elemental Energy LLC, dba Sunetric, which is included in the consolidated balance sheet of Real Goods Solar, Inc. as of December 31, 2014 and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of this subsidiary because we acquired the subsidiary in May 2014. For the fiscal year ended December 31, 2014, Sunectric’s revenue represents approximately 18% of our revenue from continuing operations (and 11% of our revenue from continuing operations plus discontinued operations).

EKS&H LLLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8 of this Annual Report on Form 10-K, has audited the effectiveness of our internal control over financial reporting as of December 31, 2014.

Remediation Plan for Material Weaknesses in Internal Control over Financial Reporting and Disclosure Controls and Procedures

With the oversight of management, we have begun taking steps and plan to take additional measures to remediate the underlying cause of the material weaknesses in our internal control over financial reporting and disclosure controls and procedures. Management intends to:

1)	Implement enhanced system-based controls, as well as other compensating controls, over restricted access, automated controls and change management activities within our ERP and other information technology systems.

2)	Continue to supplement our accounting department with personnel having an appropriate level of accounting knowledge, experience and training commensurate with our financial reporting requirements, and continue to train them on our control procedures, including, without limitation, account reconciliations, that are intended to ensure (i) appropriate supporting documentation is prepared and reviewed timely and (ii) that we file regulatory reports on a timely basis;

3)	Prepare an accounting policies and procedures manual and other written control documentation, and conduct training of accounting and operational personnel on accounting policies and procedures; and

4)	Revise our procedures for testing of our internal control over financial reporting, including changing the start date for the process to earlier in the year.

Our management believes that these measures will address the issues described above. We can make no assurance that these plans will be sufficient to correct the material weaknesses in internal control over financial reporting and on disclosure controls and procedures or that additional steps may not be necessary in the future. Our management and the audit committee of our board of directors will continue to monitor the effectiveness of our internal control over financial reporting and on disclosure controls and procedures on an ongoing basis and will take further action as appropriate.

Changes in Internal Control over Financial Reporting

Since the appointment of our current chief executive officer in the third quarter of 2014, management began documentation and testing of internal controls which has led to enhancements in controls during the fourth quarter of 2014 and the first quarter of 2015 related to review and approval of journal entries, account reconciliations as well as enhanced documentation standards. We will continue to improve our internal controls during 2015 to remedy the material weaknesses discussed above.

Item 9B.	Other Information

Waiver and Amendment Agreement

In connection with the 2015 Offering, we are obligated to seek, no later than 75 days after the closing of the 2015 Offering, shareholder approval of (i) an amendment to our articles of incorporation to increase the number of shares of Class A common stock authorized for issuance, and (ii) a reverse stock split to cause us to become compliant again with the Nasdaq maintenance and listing requirements. We will not amend our articles of incorporation to reduce the number of authorized shares in connection with the reverse stock split. The reverse stock split, if approved and implemented, would reduce the number of issued and outstanding shares of Class A common stock and, therefore, make available more shares of Class A common stock for future issuances.

On March 31, 2015, we entered into a Waiver and Amendment Agreement (the “Amendment”) with the Required Holders (as defined in the relevant transaction documents) to amend (i) the Securities Purchase Agreement, dated as of February 23, 2015, between us and the investor party thereto (the “Securities Purchase Agreement”), and (ii) each of the five series of warrants to purchase Class A common stock issued to the investors in connection with our 2015 Offering. After shareholder approval and implementation of a reverse stock split at a ratio of at least one-for-five and subject to the terms and conditions set for the therein, the Amendment eliminates the requirement that we seek shareholder approval of an amendment to our articles of incorporation to increase the number of authorized shares of our Class A common stock and all conditions in the Securities Purchase Agreement and the warrants requiring an increase in authorized shares will be deemed satisfied. The Amendment also increases the minimum reserve of shares of our Class A common stock we must maintain for issuance upon exercise of the warrants issued in our 2015 Offering from 200,000,000 to 300,0000,000 (as adjusted for any stock dividend, stock split, stock combination, reclassification or similar transaction). Further, the Amendment provides that to the extent the registration statement currently covering the issuance of shares of Class A common stock upon exercise of the warrants issued in our 2015 Offering does not, at any time, cover a sufficient number of shares of Class A common stock issuable upon exercise in full of the warrants then outstanding, we must promptly amend or supplement the registration statement or, if necessary, file a new registration statement in order to register the excess shares.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

We incorporate herein the information required by this Item by reference to our Proxy Statement for our 2014 Annual Meeting of Shareholders, to be filed with the Commission pursuant to Regulation 14A.

Code of Ethics

We have adopted a Code of Ethics applicable to our employees, including our principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. We have posted a copy of our Code of Ethics on the investor relations section of our Internet website at www.rgsenergy.com. Our full Board of Directors must approve in advance any waivers of the Code of Ethics. We will post any amendments or waivers from our Code of Ethics that apply to our executive officers and directors on the “Code of Ethics” section of our Internet website located at www.rgsenergy.com.

Item 11.	Executive Compensation

We incorporate herein the information required by this Item by reference to our Proxy Statement for our 2015 Annual Meeting of Shareholders, to be filed with the Commission pursuant to Regulation 14A.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We incorporate herein the information required by this Item by reference to our Proxy Statement for our 2015 Annual Meeting of Shareholders, to be filed with the Commission pursuant to Regulation 14A.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

We incorporate herein the information required by this Item by reference to our Proxy Statement for our 2015 Annual Meeting of Shareholders, to be filed with the Commission pursuant to Regulation 14A.

Item 14.	Principal Accountant Fees and Services

We incorporate herein the information required by this Item by reference to our Proxy Statement for our 2015 Annual Meeting of Shareholders, to be filed with the Commission pursuant to Regulation 14A.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Documents filed as part of this report are as follows:

2.	Consolidated Financial Statements.

See listing of Consolidated Financial Statements included as part of this Form 10-K in Item 8 of Part II.

2.	Exhibits:

The following exhibits are incorporated by reference into or are filed or furnished with this report as indicated below:

Exhibit No.	Description

2.1+	Agreement and Plan of Merger, dated August 8, 2013, among Real Goods Solar, Inc., Real Goods Mercury, Inc. and Mercury Energy, Inc. (Incorporated by reference to Exhibit 2.1 to Real Goods Solar’s Current Report on Form 8-K filed August 9, 2013 (Commission File No. 001-34044)).

2.2+	Asset Purchase Agreement, dated August 9, 2013, among Real Goods Solar, Inc., Real Goods Syndicated, Inc. and Syndicated Solar, Inc. (Incorporated by reference to Exhibit 2.1 to Real Goods Solar’s Current Report on Form 8-K filed August 12, 2013 (Commission File No. 001-34044)).

2.3+	Membership Interest Purchase Agreement, dated March 26, 2014, among Real Goods Solar, Inc., Elemental Energy LLC, Sean Mullen, Beth-Ann Mullen, and Alexander Tiller (Incorporated by reference to Exhibit 2.2 to Real Goods Solar’s Quarterly Report on Form 10-Q filed May 15, 2014 (Commission File No. 001-34044)).

2.4+	First Amendment to Membership Purchase Agreement, dated May 14, 2014, by and among Real Goods Solar, Inc., Elemental Energy LLC, Sean Mullen, Beth-Ann Mullen, and Alexander Tiller (Incorporated by reference to Exhibit 2.2 to Real Goods Solar’s Current Report on Form 8-K filed May 16, 2014 (Commission File No. 001-34044)).

2.5+	Purchase and Sale Agreement, dated December 3, 2014, among Real Goods Solar, Inc., Real Goods Energy Tech, Inc., Real Goods Trading Corporation, John Schaeffer and Nancy Hensley, as Trustees of the John Schaeffer and Nancy Hensley Living Trust and RGTC, Inc. (filed herewith).

3.1	Articles of Incorporation of Real Goods Solar, Inc. (Incorporated by reference to Exhibit 3.1 to Real Goods Solar’s Amendment No. 1 to Registration Statement on Form S-1 filed March 28, 2008 (Commission File No. 333-149092)).

3.2	Bylaws of Real Goods Solar, Inc. (Incorporated by reference to Exhibit 3.2 to Real Goods Solar’s Amendment No. 1 to Registration Statement on Form S-1 filed March 28, 2008 (Commission File No. 333-149092)).

4.1	Form of Real Goods Solar Class A Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to Real Goods Solar’s Amendment No. 5 to Registration Statement on Form S-1 filed May 2, 2008 (Commission File No. 333-149092)).

4.2	Warrant issued to Silicon Valley Bank on March 26, 2013 pursuant to the Second Loan Modification Agreement (Incorporated by reference to Exhibit 10.21 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013 (Commission File No. 001-34044)).

4.3	Warrant issued to Silicon Valley Bank on March 27, 2013 pursuant to the Third Loan Modification Agreement (Incorporated by reference to Exhibit 10.22 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013 (Commission File No. 001-34044)).

4.4	Form of Warrant, dated June 3, 2013, issued to the investors under the Securities Purchase Agreement, dated May 24, 2013, among Real Goods Solar, Inc. and the investors identified therein (Incorporated by reference to Exhibit 4.1 to Real Goods Solar’s Current Report on Form 8-K filed June 3, 2013 (Commission File No. 001-34044)).

4.5	Form of Warrant, dated November 20, 2013 (Incorporated by reference to Exhibit 4.1 to Real Goods Solar’s Current Report on Form 8-K filed November 21, 2013 (Commission File No. 001-34044)).

4.6	Form of Warrant, dated July 2, 2014, issued to the investors under the Securities Purchase Agreement dated July 2, 2014 among Real Goods Solar, Inc. and the investors identified therein (Incorporated by reference to Exhibit 4.1 to Real Goods Solar’s Current Report on Form 8-K filed July 3, 2014 (Commission File No. 001-34044)).

4.7	Warrant issued to Silicon Valley Bank on June 6, 2014 pursuant to the Joinder and Sixth Loan Modification Agreement (Incorporated by reference to Exhibit 4.1 to Real Goods Solar’s Quarterly Report on Form 10-Q filed August 19, 2014 (Commission File No. 001-34044)).

4.8	Warrant issued to Silicon Valley Bank on November 19, 2014 pursuant to the Seventh Loan Modification and Waiver Agreement (filed herewith).

10.1*	Form of Real Goods Solar, Inc. Employee Stock Option Agreement (Incorporated by reference to Exhibit 10.2 to Real Goods Solar’s Amendment No. 1 to Registration Statement on Form S-1 filed March 28, 2008 (Commission File No. 333-149092)).

Exhibit No.	Description

10.2*	Amended and Restated Real Goods Solar, Inc. 2008 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed January 15, 2014 (Commission File No. 001-34044)).

10.3	Tax Sharing and Indemnification Agreement between Real Goods Solar, Inc. and Gaiam, Inc. (Incorporated by reference to Exhibit 10.7 to Real Goods Solar’s Amendment No. 3 to Registration Statement on Form S-1 filed April 17, 2008 (Commission File No. 333-149092)).

10.4	Loan and Security Agreement, dated as of December 19, 2011, among Real Goods Energy Tech, Inc., Real Goods Trading Corporation, Earth Friendly Energy Group Holdings, LLC, Alteris Renewables, Inc., Earth Friendly Energy Group, LLC, Solar Works, LLC, Alteris RPS, LLC, Alteris ISI, LLC, and Silicon Valley Bank (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed December 21, 2011 (Commission File No. 001-34044)).

10.5	Amended and Restated Registration Rights Agreement, dated as of December 19, 2011, between Real Goods Solar, Inc. and Riverside Renewable Energy Investments, LLC (Incorporated by reference to Exhibit 10.3 to Real Goods Solar’s Current Report on Form 8-K filed December 21, 2011 (Commission File No. 001-34044)).

Exhibit No.	Description

10.6	Shareholders Agreement, dated as of December 19, 2011, between Real Goods Solar, Inc. and Riverside Renewable Energy Investments, LLC (Incorporated by reference to Exhibit 10.4 to Real Goods Solar’s Current Report on Form 8-K filed December 21, 2011 (Commission File No. 001-34044)).

10.7	Security Agreement, dated as of December 19, 2011, between Real Goods Solar, Inc. and Silicon Valley Bank (Incorporated by reference to Exhibit 10.2 to Real Goods Solar’s Current Report on Form 8-K filed December 21, 2011 (Commission File No. 001-34044)).

10.8	First Amendment to Tax Sharing Agreement, dated as of December 19, 2011, between Real Goods Solar, Inc. and Gaiam, Inc. (Incorporated by reference to Exhibit 10.17 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013 (Commission File No. 001-34044)).

10.9	Form of Promissory Note issued to Gaiam, Inc. on December 30, 2011 and to Riverside Renewable Energy Investments, LLC on May 4, 2012 and June 20, 2012 (Incorporated by reference to the fourth attachment to the Shareholders Agreement filed as Exhibit 10.6 to this Form 10-K).

10.10*	Confidential Separation Agreement and Release of Claims, dated as of March 31, 2012, by and between Real Goods Solar, Inc. and Erik Zech (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Quarterly Report on Form 10-Q filed May 14, 2012 (Commission File No. 001-34044)).

10.11*	Consulting Agreement, dated as of March 31, 2012, by and between Real Goods Solar, Inc. and Erik Zech (Incorporated by reference to Exhibit 10.2 to Real Goods Solar’s Quarterly Report on Form 10-Q filed May 14, 2012 (Commission File No. 001-34044)).

10.12	First Loan Modification Agreement, dated as of August 28, 2012, among Real Goods Energy Tech, Inc., Real Goods Trading Corporation, Earth Friendly Energy Group Holdings, LLC, Alteris Renewables, Inc., Earth Friendly Energy Group, LLC, Solar Works, LLC, Alteris RPS, LLC, Alteris ISI, LLC and Silicon Valley Bank (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed August 29, 2012 (Commission File No. 001-34044)).

10.13	Loan Commitment, dated as of November 13, 2012, among Real Goods Solar, Inc., Riverside Renewable Energy Investments, LLC and Gaiam, Inc. (Incorporated by reference to Exhibit 10.13 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013 (Commission File No. 001-34044)).

10.14	Second Loan Modification and Reinstatement Agreement, dated as of November 13, 2012, among Silicon Valley Bank, Real Goods Energy Tech, Inc., Real Goods Trading Corporation, Earth Friendly Energy Group Holdings, LLC, Alteris Renewables, Inc., Earth Friendly Energy Group, LLC, Solar Works, LLC, Alteris RPS, LLC, and Alteris ISI, LLC (Incorporated by reference to Exhibit 10.14 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013 (Commission File No. 001-34044)).

10.15	Form of Promissory Note issued to Gaiam, Inc. on December 11, 2012 and to Riverside Renewable Energy Investment LLC on December 13, 2013 pursuant to the Loan Commitment, dated as of November 13, 2012 (Incorporated by reference to Exhibit 10.15 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013 (Commission File No. 001-34044)).

10.16*	Restated Employment Letter, dated as of December 21, 2012, between Kamyar Mofid and Real Goods Solar, Inc. (Incorporated by reference to Exhibit 10.16 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013 (Commission File No. 001-34044)).

10.17	Form of Amended and Restated Promissory Note in the principal amount of $1.7 million issued to Gaiam, Inc. on March 27, 2013 (Incorporated by reference to Exhibit 10.18 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013 (Commission File No. 001-34044)).

10.18	Form of Amended and Restated Promissory Note issued to Riverside Fund III L.P. on March 27, 2013 in the principal amounts of $3 million and $150 thousand, respectively (Incorporated by reference to Exhibit 10.19 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013 (Commission File No. 001-34044)).

10.19	Third Loan Modification Agreement, dated as of March 27, 2013, among Silicon Valley Bank, Real Goods Energy Tech, Inc., Real Goods Trading Corporation, and Alteris Renewables, Inc. (Incorporated by reference to Exhibit 10.20 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013 (Commission File No. 001-34044)).

10.20	Form of Amended and Restated Promissory Note issued to Gaiam, Inc. and Riverside Renewable Energy Investment LLC on March 27, 2013 pursuant to the Loan Commitment, dated as of November 13, 2012 (Incorporated by reference to Exhibit 10.23 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013 (Commission File No. 001-34044)).

10.21*	Employment Letter, dated as of January 30, 2013, between Anthony DiPaolo and Real Goods Solar, Inc. (Incorporated by reference to Exhibit 10.7 to Real Goods Solar’s Quarterly Report on Form 10-Q filed May 15, 2013 (Commission File No. 001-34044)).

Exhibit No.	Description

10.22	Employment Letter, dated May 10, 2013, between John Schaeffer and Real Goods Solar, Inc. (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Quarterly Report on Form 10-Q filed August 13, 2013 (Commission File No. 001-34044)).

10.23	Securities Purchase Agreement, dated May 24, 2013, among Real Goods Solar, Inc. and the investors thereunder (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed May 24, 2013 (Commission File No. 001-34044)).

10.24	Form of Second Amended and Restated Promissory Note issued to Riverside Fund III, L.P. on May 21, 2013 in the principal amounts of $3.0 million and $150,000, respectively (Incorporated by reference to Exhibit 10.3 to Real Goods Solar’s Current Report on Form 8-K filed May 24, 2013 (Commission File No. 001-34044)).

10.25	Registration Rights Agreement, dated June 3, 2013, among Real Goods Solar, Inc. and the investors under the Securities Purchase Agreement, dated May 24, 2013, among Real Goods Solar, Inc. and such investors (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed June 3, 2013 (Commission File No. 001-34044)).

10.26	Pre-Voting Agreement, dated August 8, 2013, among Mercury Energy, Inc., Real Goods Solar, Inc., Timothy Greener, Peter Kaufmann and Richard D. White (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed August 9, 2013 (Commission File No. 001-34044)).

10.27	Joinder and Fourth Loan Modification Agreement, dated September 26, 2013, among Real Goods Energy Tech, Inc., Real Goods Trading Corporation, Alteris Renewables, Inc., Real Goods Syndicated, Inc. and Silicon Valley Bank (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed September 27, 2013 (Commission File No. 001-34044)).

10.28	Intellectual Property Security Agreement, dated September 26, 2013, among Real Goods Energy Tech, Inc., Real Goods Trading Corporation, Alteris Renewables, Inc., Real Goods Syndicated, Inc., Real Goods Solar, Inc. and Silicon Valley Bank (Incorporated by reference to Exhibit 10.2 to Real Goods Solar’s Current Report on Form 8-K filed September 27, 2013 (Commission File No. 001-34044)).

10.29	Fifth Loan Modification Agreement, dated as of November 5, 2013, among Real Goods Energy Tech, Inc., Real Goods Trading Corporation, Alteris Renewables, Inc., Real Goods Syndicated, Inc., and Silicon Valley Bank (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed November 5, 2013 (Commission File No. 001-34044)).

10.30	Agreement, dated November 5, 2013, among Gaiam, Inc., Riverside Renewable Energy Investments, LLC and Real Goods Solar, Inc. (Incorporated by reference to Exhibit 10.2 to Real Goods Solar’s Current Report on Form 8-K filed November 5, 2013 (Commission File No. 001-34044)).

10.31	Waiver Agreement, dated March 25, 2014, among Real Goods Energy Tech, Inc., Real Goods Trading Corporation, Alteris Renewables, Inc., Real Goods Syndicated, Inc. and Silicon Valley Bank (Incorporated by reference to Exhibit 10.2 to Real Goods Solar’s Quarterly Report on Form 10-Q filed May 15, 2014 (Commission File No. 001-34044)).

10.32	Securities Purchase Agreement, dated July 2, 2014, among Real Goods Solar, Inc. and the investors thereunder (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed July 3, 2014 (Commission File No. 001-34044)).

10.33	Form of Registration Rights Agreement, dated July 9, 2014, entered into among Real Goods Solar, Inc. and the investors under the Securities Purchase Agreement, dated July 2, 2014, among Real Goods Solar, Inc. and such investors (Incorporated by reference to Exhibit 10.2 to Real Goods Solar’s Current Report on Form 8-K filed July 3, 2014 (Commission File No. 001-34044)).

10.34	Settlement and Release Agreement, dated May 12, 2014, by and among Real Goods Solar, Inc., Real Goods Syndicated, Inc., Syndicated Solar, Inc. (Delaware), Syndicated Solar, In. (California) and Justin Pentelute (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Quarterly Report on Form 10-Q filed August 19, 2014 (Commission File No. 001-34044)).

10.35	Joinder and Sixth Loan Modification Agreement, dated June 6, 2014, among Real Goods Energy Tech, Inc., Real Goods Trading Corporation, Alteris Renewables, Inc., Real Goods Syndicated, Inc., Mercury Energy, Inc., Real Goods Solar, Inc. - Mercury Solar, Elemental Energy, LLC, Sunetric Management LLC and Silicon Valley Bank (Incorporated by reference to Exhibit 10.2 to Real Goods Solar’s Quarterly Report on Form 10-Q filed August 19, 2014 (Commission File No. 001-34044)).

10.36	Intellectual Property Security Agreement, dated June 6, 2014, among Mercury Energy, Inc., Real Goods Solar, Inc. - Mercury Solar, Elemental Energy, LLC, Sunetric Management LLC and Silicon Valley Bank (Incorporated by reference to Exhibit 10.3 to Real Goods Solar’s Quarterly Report on Form 10-Q filed August 19, 2014 (Commission File No. 001-34044)).

Exhibit No.	Description

10.37	Second Amended and Restated Unconditional Guaranty, dated June 6, 2014, between Real Goods Solar, Inc. and Silicon Valley Bank (Incorporated by reference to Exhibit 10.4 to Real Goods Solar’s Quarterly Report on Form 10-Q filed August 19, 2014 (Commission File No. 001-34044)).

10.38	Second Amended and Restated Security Agreement, dated June 6, 2014, between Real Goods Solar, Inc. and Silicon Valley Bank (Incorporated by reference to Exhibit 10.5 to Real Goods Solar’s Quarterly Report on Form 10-Q filed August 19, 2014 (Commission File No. 001-34044)).

10.39	Confidential Separation Agreement and Release, dated August 18, 2014, between Real Goods Solar, Inc. and Kamyar Mofid (Incorporated by reference to Exhibit 10.3 to Real Goods Solar’s Quarterly Report on Form 10-Q filed November 19, 2014 (Commission File No. 001-34044)).

10.40	Form of Third Amended and Restated Promissory Note issued to Riverside Fund III, L.P. on August 18, 2014 in the principal amounts of $3.0 million and $150,000, respectively (Incorporated by reference to Exhibit 10.4 to Real Goods Solar’s Quarterly Report on Form 10-Q filed November 19, 2014 (Commission File No. 001-34044)).

10.41	Waiver Agreement, dated August 19, 2014, among Real Goods Energy Tech, Inc., Real Goods Trading Corporation, Alteris Renewables, Inc., Real Goods Syndicated, Inc., Mercury Energy, Inc., Real Goods Solar, Inc. – Mercury Solar, Elemental Energy, LLC, Sunetric Management, LLC and Silicon Valley Bank (Incorporated by reference to Exhibit 10.5 to Real Goods Solar’s Quarterly Report on Form 10-Q filed November 19, 2014 (Commission File No. 001-34044)).

10.42	Seventh Loan Modification Agreement, dated November 19, 2014, among Real Goods Energy Tech, Inc., Real Goods Trading Corporation, Alteris Renewables, Inc., Real Goods Syndicated, Inc., Mercury Energy, Inc., Real Goods Solar, Inc. - Mercury Solar, Elemental Energy, LLC, Sunetric Management LLC and Silicon Valley Bank (filed herewith).

21.1	Subsidiaries of the Registrant (filed herewith)

23.1	Consent of EKS&H LLLP (filed herewith)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Indicates management contract or compensatory plan or arrangement.
+	This exhibit excludes schedules and exhibits pursuant to Item 601(b)(2) of Regulation S-K, which the registrant agrees to furnish supplementally to the Securities and Exchange Commission upon request by the Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

Real Goods Solar, Inc.

/s/ Dennis Lacey
By: Dennis Lacey
Chief Executive Officer (Principal Executive Officer and acting Principal Financial Officer)

March 31, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David L. Belluck	Chairman of the Board	March 31, 2015
David L. Belluck

/s/ Dennis Lacey	Chief Executive Officer and Director	March 31, 2015
Dennis Lacey	(Principal Executive Officer and acting Principal Financial Officer)

/s/ Pavel Bouska	Director	March 31, 2015
Pavel Bouska

/s/ Ian Bowles	Director	March 31, 2015
Ian Bowles

/s/ Alan Fine	Treasurer and Principal Accounting	March 31, 2015
Alan Fine	Officer

/s/ Steven B. Kaufman	Director	March 31, 2015
Steven B. Kaufman

/s/ John Schaeffer	Director	March 31, 2015
John Schaeffer

/s/ Robert L. Scott	Director	March 31, 2015
Robert L. Scott