Form 10-K/A
period 2014-12-31
Real Goods Solar, Inc.
filed 2015-04-30
CIK 1425565

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

None.

REAL GOODS SOLAR, INC.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2014

EXPLANATORY NOTE

Real Goods Solar, Inc. (“Real Goods Solar”, “we”, “us”, or the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which was originally filed on March 31, 2015 (the “Original Filing”), solely to (a) delete the reference to Part III in the Documents Incorporated by Reference section on the cover page, (b) furnish the information required under Part III, Item 10 through Item 14, and (c) update Item 15 to reflect the exhibits filed with this Amendment.

Other than as set forth herein, this Amendment does not modify or update the Original Filing in any way, and the parts or exhibits of the Original Filing which have not been modified or updated are not included in this Amendment. This Amendment continues to speak as of the date of the Original Filing and the Corporation has not updated the disclosure contained herein to reflect events that have occurred since the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Company’s other filings made with the Securities and Exchange Commission since the filing of the Original Filing, including amendments to those filings, if any.

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

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

DIRECTORS

The following table sets forth the names and ages of our current directors:

Name	Age	Position
David L. Belluck	53	Director and Chairman
Dennis Lacey	61	Director and Chief Executive Officer
Pavel Bouska	60	Director
Ian Bowles	49	Director
Steven B. Kaufman	48	Director
John Schaeffer	65	Director
Robert L. Scott	68	Director

Each director serves for a one-year term. Pursuant to the terms of the Shareholders Agreement entered into as of December 19, 2011, Riverside Renewable Energy Investments, LLC (“Riverside”), an indirect subsidiary of the private equity firm Riverside Partners, LLC, has the right to designate a certain number of individuals for appointment or nomination to our board of directors, tied to its ownership of our Class A common stock, and Riverside has agreed to vote their securities in favor of the election to our board of directors of these designated individuals. Currently, Messrs. Belluck and Kaufman serve on our board of directors as Riverside’s designees. Biographical information for each director, including the years in which they began serving as directors and their positions with the Company, are set forth below.

DAVID L. BELLUCK—age 53—Chairman of the Company’s Board of Directors.

Mr. Belluck has served as a director since June 2011. Since 1998, Mr. Belluck has been a General Partner of Riverside Partners, LLC, a Boston-based, private equity investment firm where he has worked for the past 25 years. Mr. Belluck controls Riverside Partners III, LLC, which is the general partner of Riverside Partners III, LP, which is the general partner of Riverside Fund III, LP. Riverside is a wholly-owned subsidiary of Riverside Fund III, LP. and holds approximately 8.75% of the outstanding shares of our Class A common stock as of April 27, 2015. Mr. Belluck also serves on the boards of directors of Loftware, R&D Altanova, Tegra Medical, Eliassen Group, and Healthdrive. Previously he served on the board of directors of Rudolph Technologies (NYSE: RTEC). Mr. Belluck serves on the Governor’s Council of Economic Advisors in Massachusetts, and he is a Vice-Chair of The Alliance for Business Leadership. Mr. Belluck graduated from Harvard Business School with distinction and from Harvard College, magna cum laude.

Our board of directors believes that Mr. Belluck brings to the board of directors significant strategic focus, business development and financial experience from his past business experience with Riverside Partners, LLC.

DENNIS LACEY—age 61—Director and Chief Executive Officer.

Mr. Lacey joined the Company in February 2014 as Senior Vice President Finance and became the President of the Company’s Residential Solar Division in April 2014. He brings to his role as Chief Executive Officer more than 25 years of executive financial management experience. Before joining the Company, Mr. Lacey served as the Chief Financial Officer of Community Enhancement Group REIT, Inc., formed to invest in multi-family properties and acquire REIT status, between May 2012 and February 2014. Between January 2010 and March 2012, Mr. Lacey served as Chief Financial Officer and Vice President of Stream Global Services, a publicly-traded company providing business process outsourcing services. Between September 2006 and December 2009, he was the head of capital markets for Republic Financial Corporation, a private investment firm engaged in aircraft leasing and alternative asset management. Before that, Mr. Lacey held a number of senior executive positions at Imperial Bancorp, a $6 billion publicly-traded commercial bank best known for its high-tech lending practice before it was acquired by Comerica. At Imperial Bancorp, he served as Executive Vice President and Chief Financial Officer, President of the SBA Division, and President of the Equipment Leasing Division. Mr. Lacey also served as

President and Chief Executive Officer of Capital Associates, a publicly traded equipment leasing company. He previously served as Chief Financial Officer of two multi-billion dollar publicly-traded companies: TeleTech Holdings, Inc., one of the largest customer experience management companies in the United States, and CKE Restaurants, Inc., an owner, operator and franchisor of popular brands in the quick-service restaurant industry. Earlier in his career, Mr. Lacey was an audit partner at Coopers & Lybrand, an accounting firm.

PAVEL BOUSKA—age 60—Director.

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

IAN BOWLES —age 49 —Director.

Mr. Bowles has served as a director since December 2013. He is Co-founder and Managing Director of WindSail Capital Group, a Boston-based investment firm providing growth capital to emerging clean energy companies; a position he has held since March 2011. Mr. Bowles is also Senior Director of Albright Stonebridge Group, a global strategy firm based in Washington, DC; a position he has held since February 2011. From January 2007 to January 2011, Bowles served as Secretary of Energy and Environmental Affairs of Massachusetts, during which time he oversaw all aspects of energy and environmental regulation and policy in Massachusetts. Earlier in his career, Mr. Bowles served on the White House staff for President Bill Clinton, holding the posts of Senior Director of Global Environmental Affairs at the National Security Council and Associate Director of the White House Council on Environmental Quality.

Our board of directors believes that Mr. Bowles brings to the board of directors significant strategic focus, regulatory and public policy expertise and financial and industry experience.

STEVEN B. KAUFMAN—age 48—Director.

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

JOHN SCHAEFFER—age 65—Director.

Mr. Schaeffer has served as a director since 2008. In 1978, Mr. Schaeffer founded Real Goods Trading Corporation, which he took public through a direct public offering in 1991. Between 1986 and 2008, Mr. Schaeffer served as either President or Chief Executive Officer of Real Goods Trading Corporation, which was acquired by Gaiam and eventually spun off to become Real Goods Solar through an initial public offering. He served as our Chief Executive Officer from January to November 2008, our President or Residential President thereafter through 2012 and our General Manager, Retail and Distributions from January 2013 to July 2014. Mr. Schaeffer has been continually involved with Real Goods Solar selling and marketing solar and renewable energy products for more than 37 years. In 1995, Mr. Schaeffer helped create the Solar Living Center in Hopland, California, a state-of-the-art renewable energy and sustainability demonstration center. Mr. Schaeffer has been honored with numerous awards for his environmental business practices, community involvement and his entrepreneurial successes.

As the founder of Real Goods Trading Corporation and based on his extensive experience in the solar and renewable energy industries, our board of directors believes that Mr. Schaeffer brings to the board of directors significant senior leadership, management, operational, brand marketing and industry experience.

ROBERT L. SCOTT—age 68—Director.

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

EXECUTIVE OFFICERS

The following table sets forth the names and ages of our current executive officers:

Name	Age	Position
Dennis Lacey	61	Chief Executive Officer, acting Principal Financial Officer and Director
Alan Fine	61	Principal Accounting Officer

Our executive officers are appointed annually by our board of directors. Biographical information about Mr. Lacey is included herein under the heading “DIRECTORS.”

ALAN FINE—age 61—Mr. Fine joined the Company in July 2014 as the Director of Commercial Accounting and Finance and was named Treasurer and Principal Accounting Officer on October 14, 2014. Before joining the Company, he served as the Chief Financial Officer and Principal Accounting Officer of Roomlinx, Inc., a public company engaged in in-room guest entertainment systems servicing the hospitality industry, between August 2011 and June 2014. From May 2008 to June 2011, Mr. Fine served as the Chief Financial Officer and Director of Operations for Pearlstine Distributors, a privately held distributor of Anheuser Busch, Samuel Adams, Heineken, New Belgium and other craft beers to the Charleston, South Carolina market. From November 1997 to May 2000, he served as the Vice President of Finance at Colorado Greenhouse, an international producer of hydroponic tomatoes. Before that, Mr. Fine served as the Chief Financial Officer of Gold Coast Beverage Distributors, a beer and water wholesaler serving Southern Florida, from May 1994 to July 1997. Mr. Fine has a Bachelor of Science degree in accounting from Loyola College of Maryland, a Bachelor of Science degree in civil engineering from UMASS, Lowell and is a licensed certified public accountant in Pennsylvania.

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

Based solely upon a review of the copies of the forms furnished to us during or with respect to 2014 and the representations of our directors and executive officers that no additional filings were required, we believe that all directors, executive officers and beneficial owners of more than 10% of our common stock have filed with the Securities and Exchange Commission, on a timely basis, all reports required to be filed under Section 16(a) of the Exchange Act.

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

AUDIT COMMITTEE

Our board of directors has a separately designated standing audit committee. We have adopted a written charter for the audit committee, which can be found in the Investor Relations section of our website at: http://investors.rgsenergy.com/governance. Our audit committee currently consists of Pavel Bouska, David Belluck and Robert Scott and each member of the audit committee is independent within the meaning of rules of the Nasdaq Stock Market. Mr. Scott serves as chairperson of the audit committee and is an “audit committee financial expert,”

as defined in Item 407(d)(5)(ii) of Regulation S-K. For the relevant experience of Mr. Scott, please refer to his biography included under the heading “DIRECTORS” above. Our audit committee is responsible for the appointment, compensation and oversight of our auditor and for approval of any non-audit services provided by the auditor. Our audit committee also oversees (a) management’s maintenance of the reliability and integrity of our accounting policies and financial reporting and disclosure practices; (b) management’s establishment and maintenance of processes to assure that an adequate system of internal control over financial reporting is functioning; and (c) management’s establishment and maintenance of processes to assure our compliance with all laws, regulations and company policies relating to financial reporting.

Item 11.	Executive Compensation

Summary Compensation Table

The following table includes information concerning compensation for each of the last two completed fiscal years for our principal executive officer, and the other named executive officers of our company.

Name and Principal Position	Year	Salary (1)	Bonus	Option Awards (2)	Other (3)	Totals
Dennis Lacey (4)	2014	$196,923	—	$928,321	—	$1,125,244
Chief Executive Officer, acting Principal Financial Officer and Director
Kamyar Mofid (5)	2014	$310,936	—	$79,696	$300,000	$690,632
Former Chief Executive Officer and Director	2013	$357,197	$360,000	—	—	$717,197
Alan Fine (6)	2014	$55,673	—	$53,378	—	$109,051
Principal Accounting Officer
Anthony DiPaolo (7)	2014	$274,419	$55,500	—	—	$329,919
Former Chief Financial Officer	2013	$192,115	$166,500	$322,500	—	$681,115
John Schaeffer (8)	2014	$109,258	—	$129,484	$200,000	$438,742
Former General Manager, Retail and Distribution, and Director	2013	$175,000	—	—	—	$175,000

(1)	The Salary and Bonus columns represent amounts earned during those years and, because of the timing of payments, do not represent amounts paid during those years. The annual base salary rates for 2014 were $300,000 for Mr. Lacey, $360,000 for Mr. Mofid, $140,000 for Mr. Fine, $285,000 for Mr. DiPaolo and $80,000 for Mr. Schaeffer. Bonuses in 2013 and 2014 were granted at the discretion of the board of directors.
(2)	The amounts in the Option Awards column reflect the aggregated grant date fair value of awards granted during 2014 and 2013, all of which were computed in accordance with FASB ASC Topic 718. Assumptions used in the calculation of the aggregated grant date fair value for these options are included in footnote 12 to our audited financial statements included in Item 8 of this Annual Report on Form 10-K. The terms of the options are described under the Outstanding Equity Awards at Fiscal Year-End Table below. The Option Awards column also includes the incremental fair value computed as of the modification date to extend the exercisability period for vested options in accordance with FASB Topic 718. For the year ended December 31, 2014, the Company recorded incremental stock-based compensation of $79,696 and $129,484, for Mr. Mofid and Mr. Schaeffer, respectively.
(3)	The amounts in the Other column reflect the severance payments to Mr. Mofid and Mr. Schaeffer.
(4)	Mr. Lacey commenced service as our Chief Executive Officer, acting Principal Financial Officer and director on August 18, 2014.

(5)	Effective August 13, 2014, Kam Mofid resigned from his positions as Chief Executive Officer and director. In connection with his departure, and pursuant to the terms of a Confidential Separation Agreement and Release, dated August 18, 2014, the Company agreed to pay Mr. Mofid a one-time severance payment of $300,000 within 30 days after August 18, 2014, and allow him to exercise his vested options to purchase shares of the Company’s Class A Common Stock until the earlier of the 18 month anniversary of his separation and the expiration date of those options.
(6)	Mr. Fine commenced service as our Principal Accounting Officer on October 14, 2014.
(7)	Effective October 14, 2014, Anthony DiPaolo resigned from his position as Chief Financial Officer.
(8)	Effective July 22, 2014, Mr. Schaeffer resigned from his position as General Manager, Retail and Distribution and effective December 5, 2014, Mr. Schaeffer resigned from all non-board positions and ceased to be an employee of the Company. Pursuant to the terms of a letter agreement, dated May 10, 2013, between us and Mr. Schaeffer, we are obligated to pay him severance payments in an aggregate amount of $200,000, payable over a 12 month period in equal monthly installments. Mr. Schaeffer is still a director and was serving as a director as of December 31, 2014.

Outstanding Equity Awards at Fiscal Year-End

The following table includes certain information with respect to unexercised options previously awarded to our executive officers named above in the Summary Compensation Table and outstanding as of December 31, 2014.

	Option Awards
	Number of Securities Underlying Unexercised Options (1)				Option Exercise	Option Expiration
	Exercisable		Unexercisable		Price (1)	Date (1)
Dennis Lacey	—		150,000	(2)	$3.76	02/28/2021
	—		50,000	(3)	$2.21	07/17/2021
	—		300,000	(4)	$2.06	08/18/2021
Alan Fine	—		15,000	(5)	$2.65	07/07/2021
	—		25,000	(6)	$1.23	10/19/2021
John Schaeffer	270,000	(7)	—		$2.92	03/15/2015
	56,400		3,600	(8)	$2.96	03/04/2017

(1)	The exercise price of the options is equal to the closing stock market price of our Class A common stock on the date of grant and the options expire seven years from the date of grant except as noted. For further information, see Footnote 12 to our audited financial statements for the year ended December 31, 2014, included in Item 8 of this Annual Report on Form 10-K.
(2)	The options vest over five years, 2% each month commencing on February 28, 2015.
(3)	The options vest over five years, 2% each month commencing on July 17, 2015.
(4)	The options vest over five years, 2% each month commencing on August 8, 2015.
(5)	The options vest over five years, 2% each month commencing on July 7, 2015.
(6)	The options vest over five years, 2% each month commencing on October 19, 2015.
(7)	On November 17, 2009, 270,000 of Mr. Schaeffer’s options were re-priced to $2.92 per share and exercisability was suspended for six months from the date of modification. On May 12, 2014, the Company extended the exercisability period from July 30, 2014 to March 15, 2015.
(8)	The options vest over five years, 2% each month commencing on February 4, 2011.

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

In fiscal 2014, our named executive officers were eligible to receive the same health care coverage that was generally available to our other employees. We also offered a number of other benefits to our named executive officers pursuant to benefit programs that have historically been provided through Gaiam, but are now provided by us internally, and provide for broad-based employee participation. These benefits programs included medical, dental and vision insurance, long-term and short-term disability insurance, life and accidental death and dismemberment insurance, health and dependent care flexible spending accounts, business travel insurance, wellness programs (including chiropractic, massage therapy, acupuncture, and fitness classes), relocation/expatriate programs and services, educational assistance, and certain other benefits.

Our compensation committee believes that our 401(k) Plan and the other generally available benefit programs allow us to remain competitive for employee talent, and that the availability of the benefit programs generally enhances employee productivity and loyalty to us. The main objectives of our benefits programs are to give our employees access to quality healthcare, financial protection from unforeseen events, assistance in achieving retirement financial goals, and enhanced health and productivity, in full compliance with applicable legal requirements. Typically, these generally available benefits do not specifically factor into decisions regarding an individual executive officer’s total compensation or 2008 Long-Term Incentive Plan award package.

Stock Option Grant Timing Practices

Our compensation committee administers and grants awards under our 2008 Long-Term Incentive Plan, and has granted to our chief executive officer the authority to make awards to our employees that do not report directly to the chief executive officer. During fiscal 2014, our chief executive officer, compensation committee and board of directors consistently applied the following guidelines for stock option grant timing practices:

•	New Employees: stock option grants to new hires are effective on the first day of the new employee’s employment with us or upon approval by our chief executive officer, compensation committee or board of directors, as applicable, and the exercise price for the options is set at the closing price of our Class A common stock on that date.

•	Existing Employees: stock option grants to existing employees are effective on the date that our chief executive officer, compensation committee or board of directors, as applicable, approves the grant, and the exercise price for the options is set at the closing price of our Class A common stock on that date.

Potential Payments Upon Termination or Change-in-Control

We paid, and have agreed to pay, severance payments in connection with Mr. Mofid’s and Mr. Schaeffer’s resignations, as described in the footnotes to the Summary Compensation Table above.

Our standard form of stock option agreement provides that option vesting ceases upon termination of employment. A former employee may exercise vested options for 30 days (generally), three months (upon retirement at or after normal retirement age) or one year (upon termination due to death or disability or within one year after a change of control) after termination but in no event after the expiration term of the applicable option. 50% of unvested options immediately vest upon the occurrence of a change of control whereas the remainder vest in accordance with their terms.

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

Director Compensation Policy

During 2014, directors who were not employees of our company or its affiliates were each awarded options to purchase 50,000 shares of Class A Common Stock under the Company’s 2008 Long-Term Incentive Plan and paid an annual retainer of $20,000 plus fees of $1,000 for each board meeting attended, $1,000 for each telephonic meeting attended, $500 for each committee meeting attended and $500 for each telephonic committee meeting attended. Members of each standing committee receive an annual fee of $7,500 and chairpersons of each standing committee receive an annual fee of $20,000.

Director Compensation Table

The following table provides compensation information for the year ended December 31, 2014 for each director who served during 2014 and was compensated for his or her service other than as a named executive officer.

Name	Fees Paid in Cash	Option Awards (1)	Total
Pavel Bouska	$49,000	$135,005	$184,505
Ian Bowles	$47,000	$135,005	$182,005
Steven B. Kaufman	$37,000	$135,005	$172,005
David Belluck	$62,500	$135,005	$197,505
Robert L. Scott	$72,000	$135,005	$207,008
Richard White (2)	$37,000	$135,005	$172,005

(1)	Amounts in the Option Awards column reflect the aggregated grant date fair value of awards granted during 2014, all of which were computed in accordance with FASB ASC Topic 718. Assumptions used in the calculation of the aggregated grant date fair value for these options are included in footnote 12 to our audited financial statements included in Item 8 of this Annual Report on Form 10-K. As of December 31, 2014, the aggregate number of option awards outstanding were 50,000 for Mr. Bouska, 50,000 for Mr. Bowles, 50,000 for Mr. Kaufman, 50,000 for Mr. Belluck, 50,000 for Mr. Scott, and 50,000 for Mr. White.
(2)	Effective December 15, 2014, Richard White resigned as a director of the Company.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table summarizes equity compensation plan information for our Class A common stock as of December 31, 2014:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available For future issuance under equity compensation plans
Equity compensation plans approved by security holders	2,318,280	$2.50	4,385,957
Equity compensation plans not approved by security holders (1)	90,000	1.15	—

Total	2,408,280	$2.44	4,385,957

(1)	Consists of a stand-alone grant made outside of the 2008 Long-Term Incentive Plan with substantially identical terms as grants made under the 2008 Long-Term Incentive Plan.

BENEFICIAL OWNERSHIP OF SHARES

The following table sets forth information with respect to the beneficial ownership of our Class A common stock as of April 27, 2015 (except as noted) for (i) each person (or group of affiliated persons) who, insofar as we have been able to ascertain, beneficially owned more than 5% of the outstanding shares of our Class A common stock, (ii) each director, (iii) each executive officer named in the Summary Compensation Table above, and (iv) all current directors and executive officers as a group. As of April 27, 2015, there were 89,479,277 shares of our Class A common stock and no shares of our Class B common stock outstanding.

Name and Address of Beneficial Owner		Amount and Nature of Beneficial Ownership (1)	Percent of Class
Riverside Renewable Energy Investments, LLC	(2)	7,830,647	8.8%
Columbia Acorn Fund	(3)	5,000,000	5.6%
Dennis Lacey	(4)	19,000	*
Alan Fine	(5)	300	*
David L. Belluck	(6)	7,935,507	8.9%
Pavel Bouska	(7)	63,193	*
Ian Bowles	(8)	76,801	*
Steven B. Kaufman	(9)	127,776	*
John Schaeffer	(10)	41,944	*
Robert L. Scott	(11)	143,275	*
Kamyar (Kam) Mofid	(12)	190,000	*
Anthony DiPaolo		—	—
All directors and executive officers as a group (8 persons)	(13)	8,407,796	9.4%

*	Indicates less than 1% ownership.
(1)	This table is based upon information supplied by officers, directors and principal shareholders directly to Real Goods Solar or on Schedules 13D and 13G and Forms 3, 4 and 5 filed with the SEC. All beneficial ownership is direct and the beneficial owner has sole voting and investment power over the securities beneficially owned unless otherwise noted. Share amounts and percent of class include stock options exercisable and restricted stock vesting within 60 days after April 27, 2015.

(2)	According to a report on Schedule 13D filed with the SEC on January 12, 2012. David L. Belluck is the sole manager of Riverside, and as the sole manager, he may be deemed to beneficially own the securities. Mr. Belluck and Riverside share voting and investment power over these securities. The address for Riverside Renewable Energy Investments, LLC is c/o Riverside Renewable Energy Investments, LLC 699 Boylston Street, Boston, MA 02116.
(3)	According to a report on Schedule 13G/A filed with the SEC on February 11, 2015 by Columbia Wanger Asset Management, LLC and Columbia Acorn Trust. The address for Columbia Acorn Trust is 227 West Monroe Street, Suite 3000, Chicago, Illinois 60606. Columbia Wanger Asset Management, LLC filed a report on Schedule 13G on April 10, 2015, reporting that its beneficial ownership had fallen below 5% of the outstanding shares of Common Stock.
(4)	Consists of 12,000 shares of our Class A common stock issuable upon exercise of stock options that are currently exercisable, and 7,000 shares of our Class A common stock issuable upon exercise of stock options exercisable within 60 days after April 27, 2015.
(5)	Consists of 300 shares of our Class A common stock issuable upon exercise of stock options exercisable within 60 days of April 27, 2015.
(6)	Consists of 7,830,647 shares of our Class A common stock beneficially owned by Riverside, 79,861 shares of our Class A common stock and 24,999 shares of our Class A common stock issuable upon exercise of stock options that are currently exercisable. Mr. Belluck is the sole manager of Riverside, and as the sole manager, he may be deemed to beneficially own the securities beneficially owned by Riverside. Mr. Belluck and Riverside share voting and investment power over the securities beneficially owned by Riverside.
(7)	Consists of 38,194 shares of our Class A common stock and 24,999 shares of our Class A common stock issuable upon exercise of stock options that are currently exercisable.
(8)	Consists of 51,802 shares of our Class A common stock and 24,999 shares of our Class A common stock issuable upon exercise of stock options that are currently exercisable.
(9)	Consists of 102,777 shares of our Class A common stock and 24,999 shares of our Class A common stock issuable upon exercise of stock options that are currently exercisable.
(10)	Consists of 37,778 shares of our Class A common stock and 4,166 shares of our Class A common stock issuable upon exercise of stock options that are currently exercisable
(11)	Consists of 118,276 shares of our Class A common stock and 24,999 shares of our Class A common stock issuable upon exercise of stock options that are currently exercisable.
(12)	Consists of 190,000 shares of our Class A common stock issuable upon exercise of stock options that are currently exercisable.
(13)	Includes Messrs. Lacey, Fine, Belluck, Bouska, Bowles, Kaufman, Schaeffer, and Scott.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

As of April 27, 2015, Riverside owned approximately 8.75% of our Class A common stock and is one of our creditors. Pursuant to the terms of a Shareholders Agreement, Riverside has the right to designate a certain number of individuals for appointment or nomination to our board of directors, tied to its ownership of our Class A common stock. Currently, David Belluck and Steven Kaufmann serve as Riverside’s nominees on our board of directors.

Industrial Building Lease

On December 19, 2011, we entered into a five year facility lease with Gaiam for office space located in one of Gaiam’s owned buildings in Colorado that commenced January 1, 2012 and provided for a monthly payment of approximately $11,179. During 2014 and 2013, we paid Gaiam an aggregate of $263,000 and $168,000, respectively. Pursuant to a Loan Commitment we entered into with Gaiam and Riverside on November 13, 2012 (as described below), we entered into a Second Amendment to Lease, dated April 2, 2013, which permits Gaiam to purchase for $200,000 all tenant improvements constructed by us in our principal office space leased by us from Gaiam and cancels, effective March 31, 2013, the $3 per square foot credit set forth in the lease. On November 5, 2013, Gaiam elected, in conjunction with our early repayment of indebtedness owed to Gaiam, to call its option to purchase the tenant improvements for $200,000.

Intercorporate Services Agreement

Under our Intercorporate Services Agreement with Gaiam, Gaiam historically provided to us certain services that included business and facilities management, human resources and employee benefits, payroll, internal audit and risk management, treasury and cash management, tax, legal, accounts payable, telecommunications services, including call center support, and information technology services. Gaiam made each service available to us on an as-needed basis. Upon our request, Gaiam ceased to perform services under the agreement as of September 30, 2013 and the parties terminated the agreement effective on December 19, 2013. We paid a service charge that generally reflected the same payment terms and was calculated using the same cost allocation methodologies for the particular service, as those associated with our historical costs, and we reimbursed Gaiam for any out-of-pocket expenses, including the cost of any third-party services required. We and Gaiam agreed on the aggregate annual amount for a particular year that we owed Gaiam for the services expected to be performed that year based upon the parties’ good faith estimates of those required services and the fees for such services. We incurred an aggregate of $0 and $120,000, respectively, of service charges during 2014 and 2013 under the Intercorporate Services Agreement. The annual fee amount, as well as any changes, was required to be approved in writing by the disinterested members of each of our and Gaiam’s boards of directors.

Tax Sharing Agreement

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

December 2011 Loan Commitment under Shareholders Agreement

Upon the closing of the Alteris transaction on December 19, 2011 and pursuant to the terms of the Shareholders Agreement originally with both Gaiam and Riverside, we received commitments from Gaiam to loan us up to $1.7 million and from Riverside to loan us up to $3.15 million. Gaiam funded its loan commitment on December 30, 2011. Riverside, through Riverside Fund III, L.P., an affiliated entity, funded $3.0 million of its loan commitment on May 4, 2012 and the remaining $150,000 on June 20, 2013.

On April 23, 2013, we entered into a conversion agreement with Gaiam pursuant to which the principal amount of Gaiam’s $1.7 million promissory note was reduced by $100,000 in exchange for 62,111 shares of our Class A common stock. The conversion ratio was determined based on the closing market price of our Class A common stock on the date of the agreement.

The loans originally were for a period of 12 months. As described below, on November 5, 2013, we repaid in full the loan from Gaiam. As of the date of repayment, we owed Gaiam $1.6 million under the loan and we had paid an aggregate of $295,000 of interest on the loan over the term of the loan. The maturity dates for Riverside’s loans have been extended several times and the loans are now due March 31, 2016. These loans bear interest at a rate of 10% per annum which is due at maturity. As of December 31, 2014, we owed $3.15 million and $0.9 million of principal and accrued interest, respectively, to Riverside on its loans. We paid approximately $0.1 million of interest on Riverside’s loans during 2014. We did not pay any interest on the Riverside loans during prior periods.

Before the last extension, Riverside’s loans were subordinate and junior in right of payment to the prior payment in full of all indebtedness for borrowed money owed by us to any lenders unaffiliated with us. In connection with the last extension, Riverside was granted the option to place a second priority security interest upon assets of the Company. Payment of the unpaid principal and all accrued but unpaid interest under a loan is accelerated and become immediately due and payable upon the occurrence of certain events related to proceedings under bankruptcy, insolvency, receivership or similar laws, the appointment of a receiver, trustee, custodian, sequestrator, conservator or similar official for our company or a substantial part of our assets, and our making a general assignment for the benefit of creditors.

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

On December 11 and 13, 2012, respectively, Gaiam and Riverside each advanced us $1.0 million in cash pursuant to the Loan Commitment. While outstanding, each loan was represented by a promissory note and bore interest at an annual rate of 10% per year, payable at maturity. The original maturity date of these loans was April 26, 2013, which was extended until April 26, 2014.

On November 5, 2013, we repaid all our outstanding indebtedness owed to Gaiam under this loan (as amended pursuant to an amended and restated promissory note). As of the date of repayment, we owed Gaiam $1.0 million under the loan and we had paid an aggregate of $81,000 of interest on that loan over the term of the loan.

On May 1, 2014, we repaid all our outstanding indebtedness owed to Riverside under this loan (as amended pursuant to an amended and restated promissory note). As of the date of repayment, we owed Riverside principal and accrued interest of $1.1 million.

Furthermore, as required by the Loan Commitment, we executed with Gaiam an option agreement permitting Gaiam to purchase for $200,000 all tenant improvements constructed by us in our principal office space leased by us from Gaiam and amended its lease to cancel, effective March 28, 2013, the $3 per square foot credit set forth in the current lease.

Loan Repayment Agreement

On November 5, 2013 we entered into an Agreement (the “Loan Repayment Agreement”) with Gaiam and Riverside whereby Gaiam agreed that upon receipt of $2.1 million (the “Payoff Amount”), all of our outstanding indebtedness and obligations under the $1.7 million loan made by Gaiam to us under the loan commitments set forth in the Shareholders Agreement originally with Gaiam and Riverside, dated December 19, 2011, and the $1.0 million loan made by Gaiam to Real Goods Solar under the Loan Commitments with Gaiam and Riverside, dated November 13, 2012, would be repaid in full. The balance of the indebtedness outstanding under these loans as of the date of the Loan Repayment Agreement was $2.6 million. The Loan Repayment Agreement also provided that the aggregate principal amount outstanding under these loans immediately before payment of the Payoff Amount would be reduced by $200,000 to reflect that Gaiam was deemed to have purchased from us its tenant leasehold improvements pursuant to and in accordance with the terms of the Second Amendment to Lease, dated March 28, 2013, between us and Gaiam for our Louisville, Colorado office building. Therefore, the Payoff Amount resulted in a discount of $300,000. On November 5, 2013, we made the $2.1 million payment to Gaiam.

In addition, pursuant to the Loan Repayment Agreement, upon repayment of the indebtedness owed on these loans, Gaiam relinquished all of its rights and obligations under, and is no longer a party to, the Shareholders Agreement and the Amended and Restated Registration Rights Agreement, each by and among us, Gaiam and Riverside, dated December 19, 2011.

Sale of Retail/Catalog Segment and Property Located in Hopland, CA

On December 3, 2014, we and our wholly-owned subsidiaries Real Goods Energy Tech, Inc. and Real Goods Trading Corporation, as sellers, entered into a Purchase and Sale Agreement with John Schaeffer and Nancy Hensley, as trustees of the John Schaeffer and Nancy Hensley Living Trust, and RGTC, Inc., as purchasers, pursuant to which the sellers agreed to sell to the purchasers our retail and catalog business (the “Hopland Business”) for $1.0 million. We completed the sale of the Hopland Business on December 5, 2014.

The agreement provides that in the event the purchasers sell the Hopland Business or the associated real property within 18 months following the closing date, the purchasers shall pay to the sellers 50% of the net profits realized. In the event the purchasers sell the Hopland Business or the associated real property between 18 and 36 months following the closing date, the purchasers shall pay to the sellers 25% of the net profits realized.

Mr. Schaeffer has served as one of our directors since 2008 and served as an officer or executive of the Company or the Hopland Business from 1986 until July 2014. Ms. Hensley is Mr. Schaeffer’s spouse. RGTC, Inc. is wholly-owned by Ms. Hensley and the John Schaeffer and Nancy Hensley Living Trust.

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

DIRECTOR INDEPENDENCE

Our board of directors currently consists of seven members and meets regularly during the year. Our board of directors has determined that each of Messrs. Belluck, Bouska, Bowles, Kaufman and Scott are independent as defined by the listing standards of the Nasdaq Stock Market. Membership on our audit committee and compensation committee is limited to independent directors.

Item 14.	Principal Accounting Fees and Services

The following table presents fees billed for professional accounting fees and services rendered for the year ended December 31, 2014, to our principal accounting firm EKS&H, and to UHY for professional accounting fees and services rendered in connection with the acquisition of Mercury Solar Systems; and to EKS&H for the year ended December 31, 2013:

Audit and Non-Audit Fees (in $000’s)	2014			2013
	EKS&H	UHY	Totals	EKS&H
Audit fees (1)	$402	$—	$266	$191
Audit related fees (2)	207	63	406	102
Tax fees (3)	8	27	35	88
All other fees	—	—	—	—

Totals	$617	$90	$707	$381

(1)	Audit fees are fees that we paid for the audit of our annual financial statements included in our annual report on Form 10-K and review of unaudited financial statements included in our quarterly reports on Form 10-Q; for services that are normally provided by the auditor in connection with statutory and regulatory filings or engagements; and all costs and expenses in connection with the above.
(2)	Audit related fees consisted of accounting consultations and additional audit procedures in connection with a business acquisition and related filings.
(3)	Tax fees represent tax advice and tax compliance services primarily in connection with a business acquisition and other transactions.

In accordance with the policies of our audit committee and legal requirements, all services to be provided by our independent registered public accounting firm are pre-approved by our audit committee. For 2014, our audit committee pre-approved all such services. Pre-approved services include audit services, audit-related services, tax services and other services. In some cases, pre-approval is provided by the full audit committee for up to one year, and such services relate to a particular defined task or scope of work and are subject to a specific budget. In other cases, the chairperson of our audit committee has the delegated authority from our audit committee to pre-approve additional services, and such action is then communicated to the full audit committee at the next audit committee meeting. To avoid certain potential conflicts of interest, the law prohibits a publicly traded company from obtaining certain non-audit services from its auditing firm. If we need such services, we obtain them from other service providers.

Effective April 13, 2015, our audit committee approved a resolution to retain Hein & Associates LLP as our new independent accountants engaged as the principal accountant to audit the our financial statements for the fiscal year ending December 31, 2015.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Documents filed as part of this report are as follows:

1.	Consolidated Financial Statements.

The consolidated financial statements required to be filed as part of the Original Filing are included in Item 8 of Part II of the Original Filing, filed on March 31, 2015.

2.	Exhibits:

The following exhibits are incorporated by reference or are filed or furnished with this Amendment or the Original Filing as indicated below:

Exhibit No.	Description

2.1+	Agreement and Plan of Merger, dated August 8, 2013, among Real Goods Solar, Inc., Real Goods Mercury, Inc. and Mercury Energy, Inc. (Incorporated by reference to Exhibit 2.1 to Real Goods Solar’s Current Report on Form 8-K filed August 9, 2013 (Commission File No. 001-34044)).

2.2+	Asset Purchase Agreement, dated August 9, 2013, among Real Goods Solar, Inc., Real Goods Syndicated, Inc. and Syndicated Solar, Inc. (Incorporated by reference to Exhibit 2.1 to Real Goods Solar’s Current Report on Form 8-K filed August 12, 2013 (Commission File No. 001-34044)).

2.3+	Membership Interest Purchase Agreement, dated March 26, 2014, among Real Goods Solar, Inc., Elemental Energy LLC, Sean Mullen, Beth-Ann Mullen, and Alexander Tiller (Incorporated by reference to Exhibit 2.2 to Real Goods Solar’s Quarterly Report on Form 10-Q filed May 15, 2014 (Commission File No. 001-34044)).

2.4+	First Amendment to Membership Purchase Agreement, dated May 14, 2014, by and among Real Goods Solar, Inc., Elemental Energy LLC, Sean Mullen, Beth-Ann Mullen, and Alexander Tiller (Incorporated by reference to Exhibit 2.2 to Real Goods Solar’s Current Report on Form 8-K filed May 16, 2014 (Commission File No. 001-34044)).

2.5+	Purchase and Sale Agreement, dated December 3, 2014, among Real Goods Solar, Inc., Real Goods Energy Tech, Inc., Real Goods Trading Corporation, John Schaeffer and Nancy Hensley, as Trustees of the John Schaeffer and Nancy Hensley Living Trust and RGTC, Inc. (Incorporated by reference to Exhibit 2.5 to Real Goods Solar’s Annual Report on Form 10-K filed March 31, 2015 (Commission File No. 001-34004))

3.1	Articles of Incorporation of Real Goods Solar, Inc. (Incorporated by reference to Exhibit 3.1 to Real Goods Solar’s Amendment No. 1 to Registration Statement on Form S-1 filed March 28, 2008 (Commission File No. 333-149092)).

3.2	Bylaws of Real Goods Solar, Inc. (Incorporated by reference to Exhibit 3.2 to Real Goods Solar’s Amendment No. 1 to Registration Statement on Form S-1 filed March 28, 2008 (Commission File No. 333-149092)).

4.1	Form of Real Goods Solar Class A Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to Real Goods Solar’s Amendment No. 5 to Registration Statement on Form S-1 filed May 2, 2008 (Commission File No. 333-149092)).

4.2	Warrant issued to Silicon Valley Bank on March 26, 2013 pursuant to the Second Loan Modification Agreement (Incorporated by reference to Exhibit 10.21 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013 (Commission File No. 001-34044)).

4.3	Warrant issued to Silicon Valley Bank on March 27, 2013 pursuant to the Third Loan Modification Agreement (Incorporated by reference to Exhibit 10.22 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013 (Commission File No. 001-34044)).

4.4	Form of Warrant, dated June 3, 2013, issued to the investors under the Securities Purchase Agreement, dated May 24, 2013, among Real Goods Solar, Inc. and the investors identified therein (Incorporated by reference to Exhibit 4.1 to Real Goods Solar’s Current Report on Form 8-K filed June 3, 2013 (Commission File No. 001-34044)).

4.5	Form of Warrant, dated November 20, 2013 (Incorporated by reference to Exhibit 4.1 to Real Goods Solar’s Current Report on Form 8-K filed November 21, 2013 (Commission File No. 001-34044)).

4.6	Form of Warrant, dated July 2, 2014, issued to the investors under the Securities Purchase Agreement dated July 2, 2014 among Real Goods Solar, Inc. and the investors identified therein (Incorporated by reference to Exhibit 4.1 to Real Goods Solar’s Current Report on Form 8-K filed July 3, 2014 (Commission File No. 001-34044)).

4.7	Warrant issued to Silicon Valley Bank on June 6, 2014 pursuant to the Joinder and Sixth Loan Modification Agreement (Incorporated by reference to Exhibit 4.1 to Real Goods Solar’s Quarterly Report on Form 10-Q filed August 19, 2014 (Commission File No. 001-34044)).

4.8	Warrant issued to Silicon Valley Bank on November 19, 2014 pursuant to the Seventh Loan Modification and Waiver Agreement (Incorporated by reference to Exhibit 4.8 to Real Goods Solar’s Annual Report on Form 10-K filed March 31, 2015 (Commission File No. 001-34044))

10.1*	Form of Real Goods Solar, Inc. Employee Stock Option Agreement (Incorporated by reference to Exhibit 10.2 to Real Goods Solar’s Amendment No. 1 to Registration Statement on Form S-1 filed March 28, 2008 (Commission File No. 333-149092)).

10.2*	Amended and Restated Real Goods Solar, Inc. 2008 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed January 15, 2014 (Commission File No. 001-34044)).

10.3	Tax Sharing and Indemnification Agreement between Real Goods Solar, Inc. and Gaiam, Inc. (Incorporated by reference to Exhibit 10.7 to Real Goods Solar’s Amendment No. 3 to Registration Statement on Form S-1 filed April 17, 2008 (Commission File No. 333-149092)).

10.4	Loan and Security Agreement, dated as of December 19, 2011, among Real Goods Energy Tech, Inc., Real Goods Trading Corporation, Earth Friendly Energy Group Holdings, LLC, Alteris Renewables, Inc., Earth Friendly Energy Group, LLC, Solar Works, LLC, Alteris RPS, LLC, Alteris ISI, LLC, and Silicon Valley Bank (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed December 21, 2011 (Commission File No. 001-34044)).

10.5	Amended and Restated Registration Rights Agreement, dated as of December 19, 2011, between Real Goods Solar, Inc. and Riverside Renewable Energy Investments, LLC (Incorporated by reference to Exhibit 10.3 to Real Goods Solar’s Current Report on Form 8-K filed December 21, 2011 (Commission File No. 001-34044)).

10.6	Shareholders Agreement, dated as of December 19, 2011, between Real Goods Solar, Inc. and Riverside Renewable Energy Investments, LLC (Incorporated by reference to Exhibit 10.4 to Real Goods Solar’s Current Report on Form 8-K filed December 21, 2011 (Commission File No. 001-34044)).

10.7	Security Agreement, dated as of December 19, 2011, between Real Goods Solar, Inc. and Silicon Valley Bank (Incorporated by reference to Exhibit 10.2 to Real Goods Solar’s Current Report on Form 8-K filed December 21, 2011 (Commission File No. 001-34044)).

10.8	First Amendment to Tax Sharing Agreement, dated as of December 19, 2011, between Real Goods Solar, Inc. and Gaiam, Inc. (Incorporated by reference to Exhibit 10.17 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013 (Commission File No. 001-34044)).

10.9	Form of Promissory Note issued to Gaiam, Inc. on December 30, 2011 and to Riverside Renewable Energy Investments, LLC on May 4, 2012 and June 20, 2012 (Incorporated by reference to the fourth attachment to the Shareholders Agreement filed as Exhibit 10.6 to this Form 10-K).

10.10*	Confidential Separation Agreement and Release of Claims, dated as of March 31, 2012, by and between Real Goods Solar, Inc. and Erik Zech (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Quarterly Report on Form 10-Q filed May 14, 2012 (Commission File No. 001-34044)).

10.11*	Consulting Agreement, dated as of March 31, 2012, by and between Real Goods Solar, Inc. and Erik Zech (Incorporated by reference to Exhibit 10.2 to Real Goods Solar’s Quarterly Report on Form 10-Q filed May 14, 2012 (Commission File No. 001-34044)).

10.12	First Loan Modification Agreement, dated as of August 28, 2012, among Real Goods Energy Tech, Inc., Real Goods Trading Corporation, Earth Friendly Energy Group Holdings, LLC, Alteris Renewables, Inc., Earth Friendly Energy Group, LLC, Solar Works, LLC, Alteris RPS, LLC, Alteris ISI, LLC and Silicon Valley Bank (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed August 29, 2012 (Commission File No. 001-34044)).

10.13	Loan Commitment, dated as of November 13, 2012, among Real Goods Solar, Inc., Riverside Renewable Energy Investments, LLC and Gaiam, Inc. (Incorporated by reference to Exhibit 10.13 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013 (Commission File No. 001-34044)).

10.14	Second Loan Modification and Reinstatement Agreement, dated as of November 13, 2012, among Silicon Valley Bank, Real Goods Energy Tech, Inc., Real Goods Trading Corporation, Earth Friendly Energy Group Holdings, LLC, Alteris Renewables, Inc., Earth Friendly Energy Group, LLC, Solar Works, LLC, Alteris RPS, LLC, and Alteris ISI, LLC (Incorporated by reference to Exhibit 10.14 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013 (Commission File No. 001-34044)).

10.15	Form of Promissory Note issued to Gaiam, Inc. on December 11, 2012 and to Riverside Renewable Energy Investment LLC on December 13, 2013 pursuant to the Loan Commitment, dated as of November 13, 2012 (Incorporated by reference to Exhibit 10.15 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013 (Commission File No. 001-34044)).

10.16*	Restated Employment Letter, dated as of December 21, 2012, between Kamyar Mofid and Real Goods Solar, Inc. (Incorporated by reference to Exhibit 10.16 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013 (Commission File No. 001-34044)).

10.17	Form of Amended and Restated Promissory Note in the principal amount of $1.7 million issued to Gaiam, Inc. on March 27, 2013 (Incorporated by reference to Exhibit 10.18 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013 (Commission File No. 001-34044)).

10.18	Form of Amended and Restated Promissory Note issued to Riverside Fund III L.P. on March 27, 2013 in the principal amounts of $3 million and $150 thousand, respectively (Incorporated by reference to Exhibit 10.19 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013 (Commission File No. 001-34044)).

10.19	Third Loan Modification Agreement, dated as of March 27, 2013, among Silicon Valley Bank, Real Goods Energy Tech, Inc., Real Goods Trading Corporation, and Alteris Renewables, Inc. (Incorporated by reference to Exhibit 10.20 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013 (Commission File No. 001-34044)).

10.20	Form of Amended and Restated Promissory Note issued to Gaiam, Inc. and Riverside Renewable Energy Investment LLC on March 27, 2013 pursuant to the Loan Commitment, dated as of November 13, 2012 (Incorporated by reference to Exhibit 10.23 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013 (Commission File No. 001-34044)).

10.21*	Employment Letter, dated as of January 30, 2013, between Anthony DiPaolo and Real Goods Solar, Inc. (Incorporated by reference to Exhibit 10.7 to Real Goods Solar’s Quarterly Report on Form 10-Q filed May 15, 2013 (Commission File No. 001-34044)).

10.22	Employment Letter, dated May 10, 2013, between John Schaeffer and Real Goods Solar, Inc. (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Quarterly Report on Form 10-Q filed August 13, 2013 (Commission File No. 001-34044)).

10.23	Securities Purchase Agreement, dated May 24, 2013, among Real Goods Solar, Inc. and the investors thereunder (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed May 24, 2013 (Commission File No. 001-34044)).

10.24	Form of Second Amended and Restated Promissory Note issued to Riverside Fund III, L.P. on May 21, 2013 in the principal amounts of $3.0 million and $150,000, respectively (Incorporated by reference to Exhibit 10.3 to Real Goods Solar’s Current Report on Form 8-K filed May 24, 2013 (Commission File No. 001-34044)).

10.25	Registration Rights Agreement, dated June 3, 2013, among Real Goods Solar, Inc. and the investors under the Securities Purchase Agreement, dated May 24, 2013, among Real Goods Solar, Inc. and such investors (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed June 3, 2013 (Commission File No. 001-34044)).

10.26	Pre-Voting Agreement, dated August 8, 2013, among Mercury Energy, Inc., Real Goods Solar, Inc., Timothy Greener, Peter Kaufmann and Richard D. White (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed August 9, 2013 (Commission File No. 001-34044)).

10.27	Joinder and Fourth Loan Modification Agreement, dated September 26, 2013, among Real Goods Energy Tech, Inc., Real Goods Trading Corporation, Alteris Renewables, Inc., Real Goods Syndicated, Inc. and Silicon Valley Bank (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed September 27, 2013 (Commission File No. 001-34044)).

10.28	Intellectual Property Security Agreement, dated September 26, 2013, among Real Goods Energy Tech, Inc., Real Goods Trading Corporation, Alteris Renewables, Inc., Real Goods Syndicated, Inc., Real Goods Solar, Inc. and Silicon Valley Bank (Incorporated by reference to Exhibit 10.2 to Real Goods Solar’s Current Report on Form 8-K filed September 27, 2013 (Commission File No. 001-34044)).

10.29	Fifth Loan Modification Agreement, dated as of November 5, 2013, among Real Goods Energy Tech, Inc., Real Goods Trading Corporation, Alteris Renewables, Inc., Real Goods Syndicated, Inc., and Silicon Valley Bank (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed November 5, 2013 (Commission File No. 001-34044)).

10.30	Agreement, dated November 5, 2013, among Gaiam, Inc., Riverside Renewable Energy Investments, LLC and Real Goods Solar, Inc. (Incorporated by reference to Exhibit 10.2 to Real Goods Solar’s Current Report on Form 8-K filed November 5, 2013 (Commission File No. 001-34044)).

10.31	Waiver Agreement, dated March 25, 2014, among Real Goods Energy Tech, Inc., Real Goods Trading Corporation, Alteris Renewables, Inc., Real Goods Syndicated, Inc. and Silicon Valley Bank (Incorporated by reference to Exhibit 10.2 to Real Goods Solar’s Quarterly Report on Form 10-Q filed May 15, 2014 (Commission File No. 001-34044)).

10.32	Securities Purchase Agreement, dated July 2, 2014, among Real Goods Solar, Inc. and the investors thereunder (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed July 3, 2014 (Commission File No. 001-34044)).

10.33	Form of Registration Rights Agreement, dated July 9, 2014, entered into among Real Goods Solar, Inc. and the investors under the Securities Purchase Agreement, dated July 2, 2014, among Real Goods Solar, Inc. and such investors (Incorporated by reference to Exhibit 10.2 to Real Goods Solar’s Current Report on Form 8-K filed July 3, 2014 (Commission File No. 001-34044)).

10.34	Settlement and Release Agreement, dated May 12, 2014, by and among Real Goods Solar, Inc., Real Goods Syndicated, Inc., Syndicated Solar, Inc. (Delaware), Syndicated Solar, In. (California) and Justin Pentelute (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Quarterly Report on Form 10-Q filed August 19, 2014 (Commission File No. 001-34044)).

10.35	Joinder and Sixth Loan Modification Agreement, dated June 6, 2014, among Real Goods Energy Tech, Inc., Real Goods Trading Corporation, Alteris Renewables, Inc., Real Goods Syndicated, Inc., Mercury Energy, Inc., Real Goods Solar, Inc. - Mercury Solar, Elemental Energy, LLC, Sunetric Management LLC and Silicon Valley Bank (Incorporated by reference to Exhibit 10.2 to Real Goods Solar’s Quarterly Report on Form 10-Q filed August 19, 2014 (Commission File No. 001-34044)).

10.36	Intellectual Property Security Agreement, dated June 6, 2014, among Mercury Energy, Inc., Real Goods Solar, Inc. - Mercury Solar, Elemental Energy, LLC, Sunetric Management LLC and Silicon Valley Bank (Incorporated by reference to Exhibit 10.3 to Real Goods Solar’s Quarterly Report on Form 10-Q filed August 19, 2014 (Commission File No. 001-34044)).

10.37	Second Amended and Restated Unconditional Guaranty, dated June 6, 2014, between Real Goods Solar, Inc. and Silicon Valley Bank (Incorporated by reference to Exhibit 10.4 to Real Goods Solar’s Quarterly Report on Form 10-Q filed August 19, 2014 (Commission File No. 001-34044)).

10.38	Second Amended and Restated Security Agreement, dated June 6, 2014, between Real Goods Solar, Inc. and Silicon Valley Bank (Incorporated by reference to Exhibit 10.5 to Real Goods Solar’s Quarterly Report on Form 10-Q filed August 19, 2014 (Commission File No. 001-34044)).

10.39	Confidential Separation Agreement and Release, dated August 18, 2014, between Real Goods Solar, Inc. and Kamyar Mofid (Incorporated by reference to Exhibit 10.3 to Real Goods Solar’s Quarterly Report on Form 10-Q filed November 19, 2014 (Commission File No. 001-34044)).

10.40	Form of Third Amended and Restated Promissory Note issued to Riverside Fund III, L.P. on August 18, 2014 in the principal amounts of $3.0 million and $150,000, respectively (Incorporated by reference to Exhibit 10.4 to Real Goods Solar’s Quarterly Report on Form 10-Q filed November 19, 2014 (Commission File No. 001-34044)).

10.41	Waiver Agreement, dated August 19, 2014, among Real Goods Energy Tech, Inc., Real Goods Trading Corporation, Alteris Renewables, Inc., Real Goods Syndicated, Inc., Mercury Energy, Inc., Real Goods Solar, Inc. – Mercury Solar, Elemental Energy, LLC, Sunetric Management, LLC and Silicon Valley Bank (Incorporated by reference to Exhibit 10.5 to Real Goods Solar’s Quarterly Report on Form 10-Q filed November 19, 2014 (Commission File No. 001-34044)).

10.42	Seventh Loan Modification Agreement, dated November 19, 2014, among Real Goods Energy Tech, Inc., Real Goods Trading Corporation, Alteris Renewables, Inc., Real Goods Syndicated, Inc., Mercury Energy, Inc., Real Goods Solar, Inc. - Mercury Solar, Elemental Energy, LLC, Sunetric Management LLC and Silicon Valley Bank (Incorporated by reference to Exhibit 10.42 to Real Goods Solar’s Annual Report on Form 10-K filed March 31, 2015 (Commission File No. 001-34044)).

21.1	Subsidiaries of the Registrant (filed previously as Exhibit 21.1 to Real Goods Solar’s Annual Report on Form 10-K filed on March 31, 2015).

23.1	Consent of EKS&H LLLP (filed previously as Exhibit 23.1 to Real Goods Solar’s Annual Report on Form 10-K filed on March 31, 2015).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished previously as Exhibit 32.1 to Real Goods Solar’s Annual Report on Form 10-K filed on March 31, 2015).

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished previously as Exhibit 32.2 to Real Goods Solar’s Annual Report on Form 10-K filed on March 31, 2015).

101.INS	XBRL Instance Document (filed previously as Exhibit 101.INS to Real Goods Solar’s Annual Report on Form 10-K filed on March 31, 2015).

101.SCH	XBRL Taxonomy Extension Schema (filed previously as Exhibit 101.SCH to Real Goods Solar’s Annual Report on Form 10-K filed on March 31, 2015).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed previously as Exhibit 101.CAL to Real Goods Solar’s Annual Report on Form 10-K filed on March 31, 2015).

101.DEF	XBRL Taxonomy Extension Definition Linkbase (filed previously as Exhibit 101.DEF to Real Goods Solar’s Annual Report on Form 10-K filed on March 31, 2015).

101.LAB	XBRL Taxonomy Extension Label Linkbase (filed previously as Exhibit 101.LAB to Real Goods Solar’s Annual Report on Form 10-K filed on March 31, 2015).

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed previously as Exhibit 101.PRE to Real Goods Solar’s Annual Report on Form 10-K filed on March 31, 2015).

*	Indicates management contract or compensatory plan or arrangement.
+	This exhibit excludes schedules and exhibits pursuant to Item 601(b)(2) of Regulation S-K, which the registrant agrees to furnish supplementally to the Securities and Exchange Commission upon request by the Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

Real Goods Solar, Inc.

/s/ Dennis Lacey
By: Dennis Lacey
Chief Executive Officer and acting Principal Financial Officer

April 30, 2015

EXHIBIT INDEX

Exhibit No.	Description

2.1+	Agreement and Plan of Merger, dated August 8, 2013, among Real Goods Solar, Inc., Real Goods Mercury, Inc. and Mercury Energy, Inc. (Incorporated by reference to Exhibit 2.1 to Real Goods Solar’s Current Report on Form 8-K filed August 9, 2013 (Commission File No. 001-34044)).

2.2+	Asset Purchase Agreement, dated August 9, 2013, among Real Goods Solar, Inc., Real Goods Syndicated, Inc. and Syndicated Solar, Inc. (Incorporated by reference to Exhibit 2.1 to Real Goods Solar’s Current Report on Form 8-K filed August 12, 2013 (Commission File No. 001-34044)).

2.3+	Membership Interest Purchase Agreement, dated March 26, 2014, among Real Goods Solar, Inc., Elemental Energy LLC, Sean Mullen, Beth-Ann Mullen, and Alexander Tiller (Incorporated by reference to Exhibit 2.2 to Real Goods Solar’s Quarterly Report on Form 10-Q filed May 15, 2014 (Commission File No. 001-34044)).

2.4+	First Amendment to Membership Purchase Agreement, dated May 14, 2014, by and among Real Goods Solar, Inc., Elemental Energy LLC, Sean Mullen, Beth-Ann Mullen, and Alexander Tiller (Incorporated by reference to Exhibit 2.2 to Real Goods Solar’s Current Report on Form 8-K filed May 16, 2014 (Commission File No. 001-34044)).

2.5+	Purchase and Sale Agreement, dated December 3, 2014, among Real Goods Solar, Inc., Real Goods Energy Tech, Inc., Real Goods Trading Corporation, John Schaeffer and Nancy Hensley, as Trustees of the John Schaeffer and Nancy Hensley Living Trust and RGTC, Inc. (Incorporated by reference to Exhibit 2.5 to Real Goods Solar’s Annual Report on Form 10-K filed March 31, 2015 (Commission File No. 001-34004)).

3.1	Articles of Incorporation of Real Goods Solar, Inc. (Incorporated by reference to Exhibit 3.1 to Real Goods Solar’s Amendment No. 1 to Registration Statement on Form S-1 filed March 28, 2008 (Commission File No. 333-149092)).

3.2	Bylaws of Real Goods Solar, Inc. (Incorporated by reference to Exhibit 3.2 to Real Goods Solar’s Amendment No. 1 to Registration Statement on Form S-1 filed March 28, 2008 (Commission File No. 333-149092)).

4.1	Form of Real Goods Solar Class A Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to Real Goods Solar’s Amendment No. 5 to Registration Statement on Form S-1 filed May 2, 2008 (Commission File No. 333-149092)).

4.2	Warrant issued to Silicon Valley Bank on March 26, 2013 pursuant to the Second Loan Modification Agreement (Incorporated by reference to Exhibit 10.21 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013 (Commission File No. 001-34044)).

4.3	Warrant issued to Silicon Valley Bank on March 27, 2013 pursuant to the Third Loan Modification Agreement (Incorporated by reference to Exhibit 10.22 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013 (Commission File No. 001-34044)).

4.4	Form of Warrant, dated June 3, 2013, issued to the investors under the Securities Purchase Agreement, dated May 24, 2013, among Real Goods Solar, Inc. and the investors identified therein (Incorporated by reference to Exhibit 4.1 to Real Goods Solar’s Current Report on Form 8-K filed June 3, 2013 (Commission File No. 001-34044)).

4.5	Form of Warrant, dated November 20, 2013 (Incorporated by reference to Exhibit 4.1 to Real Goods Solar’s Current Report on Form 8-K filed November 21, 2013 (Commission File No. 001-34044)).

4.6	Form of Warrant, dated July 2, 2014, issued to the investors under the Securities Purchase Agreement dated July 2, 2014 among Real Goods Solar, Inc. and the investors identified therein (Incorporated by reference to Exhibit 4.1 to Real Goods Solar’s Current Report on Form 8-K filed July 3, 2014 (Commission File No. 001-34044)).

4.7	Warrant issued to Silicon Valley Bank on June 6, 2014 pursuant to the Joinder and Sixth Loan Modification Agreement (Incorporated by reference to Exhibit 4.1 to Real Goods Solar’s Quarterly Report on Form 10-Q filed August 19, 2014 (Commission File No. 001-34044)).

4.8	Warrant issued to Silicon Valley Bank on November 19, 2014 pursuant to the Seventh Loan Modification and Waiver Agreement (Incorporated by reference to Exhibit 4.8 to Real Goods Solar’s Annual Report on Form 10-K filed March 31, 2015 (Commission File No. 001-34044)).

10.1*	Form of Real Goods Solar, Inc. Employee Stock Option Agreement (Incorporated by reference to Exhibit 10.2 to Real Goods Solar’s Amendment No. 1 to Registration Statement on Form S-1 filed March 28, 2008 (Commission File No. 333-149092)).

10.2*	Amended and Restated Real Goods Solar, Inc. 2008 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed January 15, 2014 (Commission File No. 001-34044)).

10.3	Tax Sharing and Indemnification Agreement between Real Goods Solar, Inc. and Gaiam, Inc. (Incorporated by reference to Exhibit 10.7 to Real Goods Solar’s Amendment No. 3 to Registration Statement on Form S-1 filed April 17, 2008 (Commission File No. 333-149092)).

10.4	Loan and Security Agreement, dated as of December 19, 2011, among Real Goods Energy Tech, Inc., Real Goods Trading Corporation, Earth Friendly Energy Group Holdings, LLC, Alteris Renewables, Inc., Earth Friendly Energy Group, LLC, Solar Works, LLC, Alteris RPS, LLC, Alteris ISI, LLC, and Silicon Valley Bank (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed December 21, 2011 (Commission File No. 001-34044)).

10.5	Amended and Restated Registration Rights Agreement, dated as of December 19, 2011, between Real Goods Solar, Inc. and Riverside Renewable Energy Investments, LLC (Incorporated by reference to Exhibit 10.3 to Real Goods Solar’s Current Report on Form 8-K filed December 21, 2011 (Commission File No. 001-34044)).

10.6	Shareholders Agreement, dated as of December 19, 2011, between Real Goods Solar, Inc. and Riverside Renewable Energy Investments, LLC (Incorporated by reference to Exhibit 10.4 to Real Goods Solar’s Current Report on Form 8-K filed December 21, 2011 (Commission File No. 001-34044)).

10.7	Security Agreement, dated as of December 19, 2011, between Real Goods Solar, Inc. and Silicon Valley Bank (Incorporated by reference to Exhibit 10.2 to Real Goods Solar’s Current Report on Form 8-K filed December 21, 2011 (Commission File No. 001-34044)).

10.8	First Amendment to Tax Sharing Agreement, dated as of December 19, 2011, between Real Goods Solar, Inc. and Gaiam, Inc. (Incorporated by reference to Exhibit 10.17 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013 (Commission File No. 001-34044)).

10.9	Form of Promissory Note issued to Gaiam, Inc. on December 30, 2011 and to Riverside Renewable Energy Investments, LLC on May 4, 2012 and June 20, 2012 (Incorporated by reference to the fourth attachment to the Shareholders Agreement filed as Exhibit 10.6 to this Form 10-K).

10.10*	Confidential Separation Agreement and Release of Claims, dated as of March 31, 2012, by and between Real Goods Solar, Inc. and Erik Zech (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Quarterly Report on Form 10-Q filed May 14, 2012 (Commission File No. 001-34044)).

10.11*	Consulting Agreement, dated as of March 31, 2012, by and between Real Goods Solar, Inc. and Erik Zech (Incorporated by reference to Exhibit 10.2 to Real Goods Solar’s Quarterly Report on Form 10-Q filed May 14, 2012 (Commission File No. 001-34044)).

10.12	First Loan Modification Agreement, dated as of August 28, 2012, among Real Goods Energy Tech, Inc., Real Goods Trading Corporation, Earth Friendly Energy Group Holdings, LLC, Alteris Renewables, Inc., Earth Friendly Energy Group, LLC, Solar Works, LLC, Alteris RPS, LLC, Alteris ISI, LLC and Silicon Valley Bank (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed August 29, 2012 (Commission File No. 001-34044)).

10.13	Loan Commitment, dated as of November 13, 2012, among Real Goods Solar, Inc., Riverside Renewable Energy Investments, LLC and Gaiam, Inc. (Incorporated by reference to Exhibit 10.13 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013 (Commission File No. 001-34044)).

10.14	Second Loan Modification and Reinstatement Agreement, dated as of November 13, 2012, among Silicon Valley Bank, Real Goods Energy Tech, Inc., Real Goods Trading Corporation, Earth Friendly Energy Group Holdings, LLC, Alteris Renewables, Inc., Earth Friendly Energy Group, LLC, Solar Works, LLC, Alteris RPS, LLC, and Alteris ISI, LLC (Incorporated by reference to Exhibit 10.14 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013 (Commission File No. 001-34044)).

10.15	Form of Promissory Note issued to Gaiam, Inc. on December 11, 2012 and to Riverside Renewable Energy Investment LLC on December 13, 2013 pursuant to the Loan Commitment, dated as of November 13, 2012 (Incorporated by reference to Exhibit 10.15 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013 (Commission File No. 001-34044)).

10.16*	Restated Employment Letter, dated as of December 21, 2012, between Kamyar Mofid and Real Goods Solar, Inc. (Incorporated by reference to Exhibit 10.16 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013 (Commission File No. 001-34044)).

10.17	Form of Amended and Restated Promissory Note in the principal amount of $1.7 million issued to Gaiam, Inc. on March 27, 2013 (Incorporated by reference to Exhibit 10.18 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013 (Commission File No. 001-34044)).

10.18	Form of Amended and Restated Promissory Note issued to Riverside Fund III L.P. on March 27, 2013 in the principal amounts of $3 million and $150 thousand, respectively (Incorporated by reference to Exhibit 10.19 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013 (Commission File No. 001-34044)).

10.19	Third Loan Modification Agreement, dated as of March 27, 2013, among Silicon Valley Bank, Real Goods Energy Tech, Inc., Real Goods Trading Corporation, and Alteris Renewables, Inc. (Incorporated by reference to Exhibit 10.20 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013 (Commission File No. 001-34044)).

10.20	Form of Amended and Restated Promissory Note issued to Gaiam, Inc. and Riverside Renewable Energy Investment LLC on March 27, 2013 pursuant to the Loan Commitment, dated as of November 13, 2012 (Incorporated by reference to Exhibit 10.23 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013 (Commission File No. 001-34044)).

10.21*	Employment Letter, dated as of January 30, 2013, between Anthony DiPaolo and Real Goods Solar, Inc. (Incorporated by reference to Exhibit 10.7 to Real Goods Solar’s Quarterly Report on Form 10-Q filed May 15, 2013 (Commission File No. 001-34044)).

10.22	Employment Letter, dated May 10, 2013, between John Schaeffer and Real Goods Solar, Inc. (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Quarterly Report on Form 10-Q filed August 13, 2013 (Commission File No. 001-34044)).

10.23	Securities Purchase Agreement, dated May 24, 2013, among Real Goods Solar, Inc. and the investors thereunder (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed May 24, 2013 (Commission File No. 001-34044)).

10.24	Form of Second Amended and Restated Promissory Note issued to Riverside Fund III, L.P. on May 21, 2013 in the principal amounts of $3.0 million and $150,000, respectively (Incorporated by reference to Exhibit 10.3 to Real Goods Solar’s Current Report on Form 8-K filed May 24, 2013 (Commission File No. 001-34044)).

10.25	Registration Rights Agreement, dated June 3, 2013, among Real Goods Solar, Inc. and the investors under the Securities Purchase Agreement, dated May 24, 2013, among Real Goods Solar, Inc. and such investors (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed June 3, 2013 (Commission File No. 001-34044)).

10.26	Pre-Voting Agreement, dated August 8, 2013, among Mercury Energy, Inc., Real Goods Solar, Inc., Timothy Greener, Peter Kaufmann and Richard D. White (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed August 9, 2013 (Commission File No. 001-34044)).

10.27	Joinder and Fourth Loan Modification Agreement, dated September 26, 2013, among Real Goods Energy Tech, Inc., Real Goods Trading Corporation, Alteris Renewables, Inc., Real Goods Syndicated, Inc. and Silicon Valley Bank (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed September 27, 2013 (Commission File No. 001-34044)).

10.28	Intellectual Property Security Agreement, dated September 26, 2013, among Real Goods Energy Tech, Inc., Real Goods Trading Corporation, Alteris Renewables, Inc., Real Goods Syndicated, Inc., Real Goods Solar, Inc. and Silicon Valley Bank (Incorporated by reference to Exhibit 10.2 to Real Goods Solar’s Current Report on Form 8-K filed September 27, 2013 (Commission File No. 001-34044)).

10.29	Fifth Loan Modification Agreement, dated as of November 5, 2013, among Real Goods Energy Tech, Inc., Real Goods Trading Corporation, Alteris Renewables, Inc., Real Goods Syndicated, Inc., and Silicon Valley Bank (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed November 5, 2013 (Commission File No. 001-34044)).

10.30	Agreement, dated November 5, 2013, among Gaiam, Inc., Riverside Renewable Energy Investments, LLC and Real Goods Solar, Inc. (Incorporated by reference to Exhibit 10.2 to Real Goods Solar’s Current Report on Form 8-K filed November 5, 2013 (Commission File No. 001-34044)).

10.31	Waiver Agreement, dated March 25, 2014, among Real Goods Energy Tech, Inc., Real Goods Trading Corporation, Alteris Renewables, Inc., Real Goods Syndicated, Inc. and Silicon Valley Bank (Incorporated by reference to Exhibit 10.2 to Real Goods Solar’s Quarterly Report on Form 10-Q filed May 15, 2014 (Commission File No. 001-34044)).

10.32	Securities Purchase Agreement, dated July 2, 2014, among Real Goods Solar, Inc. and the investors thereunder (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed July 3, 2014 (Commission File No. 001-34044)).

10.33	Form of Registration Rights Agreement, dated July 9, 2014, entered into among Real Goods Solar, Inc. and the investors under the Securities Purchase Agreement, dated July 2, 2014, among Real Goods Solar, Inc. and such investors (Incorporated by reference to Exhibit 10.2 to Real Goods Solar’s Current Report on Form 8-K filed July 3, 2014 (Commission File No. 001-34044)).

10.34	Settlement and Release Agreement, dated May 12, 2014, by and among Real Goods Solar, Inc., Real Goods Syndicated, Inc., Syndicated Solar, Inc. (Delaware), Syndicated Solar, In. (California) and Justin Pentelute (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Quarterly Report on Form 10-Q filed August 19, 2014 (Commission File No. 001-34044)).

10.35	Joinder and Sixth Loan Modification Agreement, dated June 6, 2014, among Real Goods Energy Tech, Inc., Real Goods Trading Corporation, Alteris Renewables, Inc., Real Goods Syndicated, Inc., Mercury Energy, Inc., Real Goods Solar, Inc. - Mercury Solar, Elemental Energy, LLC, Sunetric Management LLC and Silicon Valley Bank (Incorporated by reference to Exhibit 10.2 to Real Goods Solar’s Quarterly Report on Form 10-Q filed August 19, 2014 (Commission File No. 001-34044)).

10.36	Intellectual Property Security Agreement, dated June 6, 2014, among Mercury Energy, Inc., Real Goods Solar, Inc. - Mercury Solar, Elemental Energy, LLC, Sunetric Management LLC and Silicon Valley Bank (Incorporated by reference to Exhibit 10.3 to Real Goods Solar’s Quarterly Report on Form 10-Q filed August 19, 2014 (Commission File No. 001-34044)).

10.37	Second Amended and Restated Unconditional Guaranty, dated June 6, 2014, between Real Goods Solar, Inc. and Silicon Valley Bank (Incorporated by reference to Exhibit 10.4 to Real Goods Solar’s Quarterly Report on Form 10-Q filed August 19, 2014 (Commission File No. 001-34044)).

10.38	Second Amended and Restated Security Agreement, dated June 6, 2014, between Real Goods Solar, Inc. and Silicon Valley Bank (Incorporated by reference to Exhibit 10.5 to Real Goods Solar’s Quarterly Report on Form 10-Q filed August 19, 2014 (Commission File No. 001-34044)).

10.39	Confidential Separation Agreement and Release, dated August 18, 2014, between Real Goods Solar, Inc. and Kamyar Mofid (Incorporated by reference to Exhibit 10.3 to Real Goods Solar’s Quarterly Report on Form 10-Q filed November 19, 2014 (Commission File No. 001-34044)).

10.40	Form of Third Amended and Restated Promissory Note issued to Riverside Fund III, L.P. on August 18, 2014 in the principal amounts of $3.0 million and $150,000, respectively (Incorporated by reference to Exhibit 10.4 to Real Goods Solar’s Quarterly Report on Form 10-Q filed November 19, 2014 (Commission File No. 001-34044)).

10.41	Waiver Agreement, dated August 19, 2014, among Real Goods Energy Tech, Inc., Real Goods Trading Corporation, Alteris Renewables, Inc., Real Goods Syndicated, Inc., Mercury Energy, Inc., Real Goods Solar, Inc. – Mercury Solar, Elemental Energy, LLC, Sunetric Management, LLC and Silicon Valley Bank (Incorporated by reference to Exhibit 10.5 to Real Goods Solar’s Quarterly Report on Form 10-Q filed November 19, 2014 (Commission File No. 001-34044)).

10.42	Seventh Loan Modification Agreement, dated November 19, 2014, among Real Goods Energy Tech, Inc., Real Goods Trading Corporation, Alteris Renewables, Inc., Real Goods Syndicated, Inc., Mercury Energy, Inc., Real Goods Solar, Inc. - Mercury Solar, Elemental Energy, LLC, Sunetric Management LLC and Silicon Valley Bank (Incorporated by reference to Exhibit 10.42 to Real Goods Solar’s Annual Report on Form 10-K filed March 31, 2015 (Commission File No. 001-34044)).

21.1	Subsidiaries of the Registrant (filed previously as Exhibit 21.1 to Real Goods Solar’s Annual Report on Form 10-K filed on March 31, 2015).

23.1	Consent of EKS&H LLLP (filed previously as Exhibit 23.1 to Real Goods Solar’s Annual Report on Form 10-K filed on March 31, 2015).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished previously as Exhibit 32.1 to Real Goods Solar’s Annual Report on Form 10-K filed on March 31, 2015).

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished previously as Exhibit 32.2 to Real Goods Solar’s Annual Report on Form 10-K filed on March 31, 2015).

101.INS	XBRL Instance Document (filed previously as Exhibit 101.INS to Real Goods Solar’s Annual Report on Form 10-K filed on March 31, 2015).

101.SCH	XBRL Taxonomy Extension Schema (filed previously as Exhibit 101.SCH to Real Goods Solar’s Annual Report on Form 10-K filed on March 31, 2015).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed previously as Exhibit 101.CAL to Real Goods Solar’s Annual Report on Form 10-K filed on March 31, 2015).

101.DEF	XBRL Taxonomy Extension Definition Linkbase (filed previously as Exhibit 101.DEF to Real Goods Solar’s Annual Report on Form 10-K filed on March 31, 2015).

101.LAB	XBRL Taxonomy Extension Label Linkbase (filed previously as Exhibit 101.LAB to Real Goods Solar’s Annual Report on Form 10-K filed on March 31, 2015).

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed previously as Exhibit 101.PRE to Real Goods Solar’s Annual Report on Form 10-K filed on March 31, 2015).

*	Indicates management contract or compensatory plan or arrangement.
+	This exhibit excludes schedules and exhibits pursuant to Item 601(b)(2) of Regulation S-K, which the registrant agrees to furnish supplementally to the Securities and Exchange Commission upon request by the Commission.