Form 10-Q
period 2015-03-31
Real Goods Solar, Inc.
filed 2015-05-11
CIK 1425565

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 6, 2015
Class A Common Stock ($.0001 par value)	92,697,367

REAL GOODS SOLAR, INC.

FORM 10-Q

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report may contain forward-looking statements that involve risks and uncertainties. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they provide our current beliefs, expectations, assumptions and forecasts about future events, and include statements regarding our future results of operations and financial position, business strategy, budgets, projected costs, plans and objectives of management for future operations. The words “anticipate,” “believe,” “plan,” “estimate,” “expect,” “strive,” “future,” “intend,” “may,” “will” and similar expressions as they relate to us are intended to identify such forward-looking statements. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, without limitation, the following:

the continuation and level of government subsidies and incentives for solar energy, the impacts of worsening economic conditions on homeowners and small commercial operation that may limit their ability and desire to invest in solar systems, changing and updating technologies and the issues presented by these new technologies related to customer demand and our product offering, the rates charged by electric utilities that may impact the desirability of our product to customers, the impact of a drop in the price of conventional energy on demand for solar energy systems, new regulations impacting solar installations including electric codes, access to electric grids, the willingness of electric utilities to allow interconnections and other regulations affecting energy consumption by consumers, factors impacting the timely installation of systems, seasonality and adverse weather conditions inhibiting our ability to install solar systems, our inability to maintain effective disclosure controls and procedures and internal control over financial reporting, our ability to operate with our existing financial resources and capital available under our debt facility, the impact of our present indebtedness and projected future borrowings on our financial health, our ability to continue to obtain access to financing and financial concessions when needed from financiers, loss of key personnel and ability to attract necessary personnel, our history of operating losses, our failure to realize cost savings from restructuring and optimization, geographic concentration of revenue from the sale of solar energy systems in east coast states, Hawaii and California, our failure to timely or accurately complete financing paperwork behalf of customers, adverse outcomes arising from litigation and contract disputes, disruption of our supply chain from equipment manufacturers, construction risks and costs, competition, continued access to competitive third party financiers to finance customer solar installations, failure by manufacturers of third party installers to perform under their warranties to us, failure of customers to pay per contractual terms, potential shortages of supplies for solar energy systems, conditions affecting international trade can have an adverse effect on the supply of solar photovoltaic modules, delays or cancellations for system installations done on a percentage-of-completion, non-compliance with NASDAQ continued listing requirements, changing reporting requirements which require significant compliance efforts and resources, volatile market price of our Class A common stock, lack of coverage of our Class A common stock by securities analysts, the low likelihood that we will pay any cash dividends on our Class A common stock for the foreseeable future, possibility of future dilutive issuances of securities, anti-takeover provisions in our organizational documents, the significant ownership and voting power of our Class A common stock held by Riverside Renewable Energy Investments, LLC (“Riverside”), and such other factors as discussed throughout Part I, Item 1A, Risk Factors and Part II, Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2014 and Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Quarterly Reports on Form 10-Q for this quarter.

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

Unaudited Interim Condensed Consolidated Financial Statements

We have prepared our unaudited interim condensed consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to these rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In our opinion, the unaudited interim condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly, in all material respects, our consolidated financial position as of March 31, 2015, the interim results of operations for the three months ended March 31, 2015 and 2014, and cash flows for the three months ended March 31, 2015 and 2014. These interim statements have not been audited. The balance sheet as of December 31, 2014 was derived from our audited consolidated financial statements included in our annual report on Form 10-K. The interim consolidated financial statements contained herein should be read in conjunction with our audited financial statements, including the notes thereto, for the year ended December 31, 2014.

REAL GOODS SOLAR, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share data)	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash	$992	$1,947
Accounts receivable, net	6,521	8,293
Costs in excess of billings	2,254	2,789
Inventory, net	3,713	4,639
Deferred costs on uncompleted contracts	2,622	2,011
Other current assets	2,678	1,047
Current assets of discontinued operations	3,698	8,427

Total current assets	22,478	29,153
Property and equipment, net	1,465	1,504
Goodwill	1,338	1,338
Other assets	2,408	2,029
Noncurrent assets of discontinued operations	997	1,082

Total assets	$28,686	$35,106

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Line of credit	$1,960	$4,350
Accounts payable	11,373	13,398
Accrued liabilities	2,695	2,978
Billings in excess of costs on uncompleted contracts	1,994	1,984
Related party debt	3,150	3,150
Deferred revenue and other current liabilities	2,637	3,613
Current liabilities of discontinued operations	6,237	7,984

Total current liabilities	30,046	37,457
Other liabilities	108	132
Common stock warrant liability	9,909	2,491
Noncurrent liabilities of discontinued operations	237	327

Total liabilities	40,300	40,407

Commitments and contingencies
Shareholders’ equity:
Class A common stock, $.0001 par value, 150,000,000 shares authorized, 81,047,676 and 52,025,684 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	8	5
Additional paid-in capital	137,542	140,124
Business acquisition consideration to be transferred	1,244	1,244
Accumulated deficit	(150,408)	(146,674)

Total shareholders’ deficit	(11,614)	(5,301)

Total liabilities and shareholders’ deficit	$28,686	$35,106

See accompanying notes.

REAL GOODS SOLAR, INC.

Condensed Consolidated Statements of Operations

	For the Three Months Ended March 31, (unaudited)
(in thousands, except per share data)	2015	2014
Net revenue	$10,610	$13,767
Cost of goods sold	9,713	10,956

Gross profit	897	2,811

Expenses:
Selling and operating	4,071	5,936
General and administrative	1,557	2,073
Share based compensation	245	203
Acquisition costs	—	1,110
Restructuring costs	21	—
Depreciation and amortization	150	631

Total expenses	6,044	9,953

Loss from continuing operations	(5,147)	(7,142)
Interest and other expense, net	(225)	(221)
Change in valuation of warrants	1,755	(4,667)

Loss before income taxes	(3,617)	(12,030)
Income tax (benefit) expense	(65)	6

Loss from continuing operations, net of tax	(3,552)	(12,036)
Loss from discontinued operations, net of tax	(182)	(2,792)

Net loss	$(3,734)	$(14,828)

Net loss per share – basic and diluted:
From continuing operations	$(0.06)	$(0.28)
From discontinued operations	(0.00)	(0.06)

Net loss per share – basic and diluted	$(0.06)	$(0.34)

Weighted-average shares outstanding:
Basic and diluted	57,421	43,600

See accompanying notes.

REAL GOODS SOLAR, INC.

Condensed Consolidated Statement of Equity (unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid - in Capital	Business Combination Consideration to be Transferred	Accumulated Deficit	Total Shareholders’ (Deficit)
(in thousands, except share data)	Shares	Amount	Shares	Amount
Balances, January 1, 2015	52,025,684	$5	—	$—	$140,124	$1,244	$(146,674)	$(5,301)
Issuance of common stock and other equity changes related to compensation					245			245
Proceeds from 2015 Offering and warrant exercises, net of costs	29,021,992	3			6,345			6,348
Establishment of liability related to common stock warrant issuance					(12,033)			(12,033)
Adjustment to warrant liability for warrants exercised					2,861			2,861
Net loss							(3,734)	(3,734)

Balances, March 31, 2015	81,047,676	$8	—	$—	$137,542	$1,244	$(150,408)	$(11,614)

REAL GOODS SOLAR, INC.

Condensed Consolidated Statements of Cash Flows

	For the Three Months Ended March 31, (unaudited)
(in thousands except share data)	2015	2014
Operating activities
Net loss	$(3,734)	$(14,828)
Loss from discontinued operations	(182)	(2,792)

Loss from continuing operations	(3,552)	(12,036)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities – continuing operations:
Depreciation	150	310
Amortization	—	480
Share-based compensation	245	203
Change in valuation of warrants	(1,755)	4,667
Loss (gain) on sale of assets	(100)	—
Deferred interest on related party debt	95	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	1,772	1,108
Costs in excess of billings on uncompleted contracts	535	(28)
Inventory, net	926	537
Deferred costs on uncompleted contracts	(611)	(493)
Other current assets	(379)	(255)
Other assets	(1,631)	—
Accounts payable	(2,025)	1,318
Accrued liabilities	(377)	688
Billings in excess of costs on uncompleted contracts	10	—
Deferred revenue and other current liabilities	(976)	(96)
Other liabilities	(24)	(84)

Net cash used in operating activities – continuing operations	(7,697)	(3,681)
Net cash provided by (used in) operating activities – discontinued operations	2,795	(7,367)

Net cash used in operating activities	(4,902)	(11,048)

Investing activities
Cash from acquired businesses	—	9,647
Purchase of property and equipment	(129)	(370)
Proceeds from sale of property and equipment	118	—

Net cash (used in) provided by investing activities – continuing operations	(11)	9,277
Net cash provided by (used in) investing activities – discontinued operations	—	—

Net cash (used in) provided by investing activities	(11)	9,277

Financing activities
Principal borrowings on revolving line of credit	12,272	—
Principal payments on revolving line of credit	(14,662)	—
Proceeds from 2015 Offering and warrant exercises, net of costs	6,348	418
Exercise of stock options	—	15

Net cash provided by financing activities	3,958	433

Net change in cash	(955)	(1,338)
Cash at beginning of period	1,947	12,449

Cash at end of period	$992	$11,111

Supplemental cash flow information
Income taxes paid	$—	$6
Interest paid	$72	$150
Non-cash items
Issuance of 8,348,145 shares of Class A common stock in conjunction with the acquisition of businesses	$—	$31,973
Change in common stock warrant liability in conjunction with exercise of 167,262 warrants	$—	$621
Common stock warrant liability recorded in conjunction with 2015 Offering	$12,033	$—
Change in common stock warrant liability in conjunction with exercise of 24,821,992 warrants	$2,861	$—

See accompanying notes.

Notes to Condensed Consolidated Financial Statements

1. Organization, Nature of Operations, and Principles of Consolidation

Real Goods Solar, Inc. (the “Company” or “RGS”) is a residential and small commercial solar energy engineering, procurement, and construction firm.

Discontinued Operations

During 2014, the Company committed to a strategic shift of its business resulting in a plan to sell certain net assets and rights, and attrition of substantially completed contracts over the following twelve months comprising its large commercial installations business. Accordingly, the assets and liabilities, operating results, and operating and investing activities cash flows for the entire Commercial segment are presented as a discontinued operation, separate from the Company’s continuing operations, for all periods presented in these condensed consolidated financial statements and footnotes, unless indicated otherwise. See Note 11. Discontinued Operations.

Liquidity and Financial Resources Update

In recent years, including the quarter ended March 31 2015, the Company has reported recurring operating losses and negative cash from operations, resulting in not paying vendors on a timely basis. To address these circumstances, the Company has taken actions designed to position the Company to operate profitably in the future including (i) exiting the large commercial segment which was operating at a significant operating and cash flow loss, (ii) reducing its operating cost infrastructure through reductions in its workforce and implementing new commission and marketing spend programs, and (iii) arranging for new capital with its 2015 Offering (as defined below).

The reported cash outflow from operations for the three months ended March 31, 2015 include the Company’s efforts to reduce its total accounts payable from both the Residential segment and discontinued operations:

On February 26 and 27, 2015, the Company raised gross proceeds of $3.5 million in the initial closings of a registered public offering of units consisting of Class A common stock and warrants (the “2015 Offering”). Over the next 12 months the Company can raise up to an additional $8.0 million either through (i) the forced exercise of a portion of the Series B warrants issued in the 2015 Offering, provided that it is in compliance with certain equity conditions and other terms specified in the Securities Purchase Agreement entered into in connection with the 2015 Offering and the warrants or (ii) voluntary exercise by the Series B warrant holders. The equity conditions include, among other items (i) that the Company’s Class A common stock is trading at or above $0.20, (ii) that the Company is listed on The NASDAQ Capital market or other eligible market, (iii) that 200% of the shares of Class A common stock subject to an exercise notice is issuable, and (iv) the dollar trading volume of the Class A common stock for each day during the 30 preceding days of an exercise is at least $100,000. The Company’s stock traded below $0.20 on April 27, 2015 and accordingly, the Company was not in compliance with the equity conditions and cannot force exercise warrants until June 9, 2015; however, since the date of noncompliance the Company has through May 5, 2015 received voluntary exercises of $0.8 million and anticipates additional voluntary exercises during this period. As of May 5, 2015, the Company has realized $5.8 million from the Series B warrants both from voluntary exercises by the Series B warrant holders and forced exercises by the Company, or 72% of the amount available. The Company anticipates further voluntary exercises by Series B warrant holders.

The Company has prepared its business plan for 2015 which includes the 2015 Offering proceeds, anticipated timing of vendor payments for existing accounts payable and for new solar panels, anticipated timing of collection of accounts receivable, and its operating cost structure following its cost improvement actions, and believes it has sufficient financial resources to operate for the ensuing 12-month period. The Company objectives in preparing this plan included (i) further reducing its fixed operating cost infrastructure commencing during the first quarter of 2015 in order to reduce the required level of revenue for profitable operations and (ii) reducing the company’s present operating losses and returning the Company to profitable operations in the future. Elements of this plan include, among others, (i) realizing operating costs savings from reductions in staff, of which substantially all had been achieved by the end of the first quarter of 2015, (ii) the positive impact of the strategic decision to exit the large commercial segment which operated at both a substantial cash and operating loss, (iii) moving towards an optimized field and e-sales force, (iv) optimizing the Company’s construction capability through authorized third-party integrators to realize the revenue from installation of the Company’s backlog and minimize the impact on gross margin of idle construction crew time, (v) changing the mix of marketing expenditures to achieve a lower cost of acquisition than that employed in prior periods, and (vi) continued internal efforts to convert the Company’s accounts receivable to cash.

The Company believes that as a result of (i) raising access to additional capital of $11.5 million, of which 81% has been realized through May 5, 2015, (ii) renewing its credit facilities on improved terms for the ensuing 12 months, and (iii) the actions it has already implemented to reduce its fixed operating cost infrastructure, the Company has sufficient financial resources to operate for the ensuing 12 months. However, if operational initiatives are not successful in significantly reducing historical loss from operations, or if the Company encounters unplanned operational difficulties, or if the timing of collection of accounts receivable and payments of accounts payable are significantly different than anticipated, the Company may not have sufficient funds to repay any outstanding borrowings as they come due or to fund our operating cash needs for the next twelve months. These circumstances would require obtaining financing from another source or raise additional capital through debt or equity financing. While the Company has been successful in the past in obtaining new financing, there is no assurance that it will be able to raise any new funds in the future.

The Company had total cash and available borrowings as follows:

(in thousands)	December 31, 2014	March 31, 2015	May 5, 2015
Cash plus availability under current borrowing base	$3,001	$2,765	$2,637
Cash plus availability under maximum allowed borrowing base	$3,097	$4,032	$3,255

2. Significant Accounting Policies

The Company made no changes to its significant accounting policies during the three months ended March 31, 2015.

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company’s management in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in compliance with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, these unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of our management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the expected results for the year ending December 31, 2015. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014. Intercompany balances and transactions have been eliminated.

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

Certain amounts in the 2014 financial statements have been reclassified to conform to the current year presentation.

Common Stock Warrant Liability

The Company accounts for common stock warrants and put options in accordance with applicable accounting guidance provided in Financial Accounting Standards Board (“FASB”) ASC 480, Liabilities – Distinguishing Liabilities from Equity , as either derivative liabilities or as equity instruments depending on the specific terms of the warrant agreement. Certain of the Company’s warrants are accounted for as liabilities due to provisions either allowing the warrant holder to request redemption, at the intrinsic value of the warrant, upon a change of control and/or providing for an adjustment to the number of shares of the Company’s Class A common stock underlying the warrants and the exercise price in connection with dilutive future funding transactions. The Company classifies these derivative liabilities on the condensed consolidated balance sheets as long term liabilities, which are revalued at each balance sheet date subsequent to their initial issuance. The Company used a Monte Carlo pricing model to value these derivative liabilities. The Monte Carlo pricing model, which is based, in part, upon unobservable inputs for which there is little or no market data, requires the Company to develop its own assumptions.

The following table reflects original assumptions for common stock warrant liability issued in the first quarter of 2015.

Date of issuance	Exercise Price	Closing Market Price	Risk-free Rate	Market Price Volatility	Remaining Term (years)	Expected dividend yield	Probability of change in control
February 26, 2015	$0.50	$0.45	1.62%	102.5%	5.50	0.0%	15.0%

March 17-31, 2015	variable	$0.45	0.03%	190.0%	0.21	0.0%	NA

The following table reflects March 31, 2015 assumptions for common stock warrants liability outstanding as of March 31, 2015.

Date of issuance	Exercise Price	Closing Market Price	Risk-free Rate	Market Price Volatility	Remaining Term (years)	Expected dividend yield	Probability of change in control
June 3, 2013	$2.45	$0.27	0.93%	125.0%	3.18	0.0%	15.0%
November 15, 2013	$3.41	$0.27	1.37%	105.0%	4.12	0.0%	15.0%
June 6, 2014	$2.36	$0.27	1.63%	102.0%	6.18	0.0%	NA
July 9, 2014	$3.19	$0.27	1.37%	105.0%	4.77	0.0%	15.0%
November 18, 2014	$0.81	$0.27	1.71%	103.0%	6.63	0.0%	NA
February 26, 2015	$0.50	$0.27	1.46%	103.4%	5.40	0.0%	15.0%
March 17-31, 2015	variable	$0.27	0.05%	210.0%	0.13	0.0%	NA

To reflect changes in the fair values of its outstanding warrants, the Company recorded to its common stock warrant liability, a net noncash decrease of $1.8 million and an increase of $4.7 million during the three months ended March 31, 2015 and 2014, respectively. In the event warrants are exercised or expire without being exercised, the fair value is reduced by the number of warrants exercised or expired multiplied by the fair value of each warrant at the time of exercise or expiration, with a credit to additional paid-in capital.

The table below summarizes the Company’s warrant activity for the three months ended March 31, 2015:

	2013 & 2014 Issuances	2015 Issuances	Total
Warrants outstanding at December 31, 2014	8,134,717	—	8,134,717
Issuances	—	35,579,600	35,579,600
Anti-dilution adjustments (a)	—	28,706,234	28,706,234
Exercises	—	(24,821,992)	(24,821,992)

Warrants outstanding at March 31, 2015	8,134,717	39,463,842	47,598,559

(a)	Anti-dilution adjustments reflect pro-forma issuance of warrants in accordance with the 2015 Offering as of March 31, 2015.

	2013 & 2014 Issuances	2015 Issuances	Total
Value of warrants at December 31, 2014	$2,491	$—	$2,491
Value of warrants issued	—	12,033	12,033
Adjustment for warrants exercised		(2,861)	(2,861)
Changes in fair value, net	(1,130)	(625)	(1,755)

Value of warrants at March 31, 2015	$1,362	$8,547	$9,909

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

Fair Value Measurement

ASC 820, Fair Value Measurements, clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability.

ASC 820 requires that the valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. ASC 820 establishes a three-tier fair value hierarchy, which prioritizes inputs that may be used to measure fair value as follows:

•	Level 1 — Observable inputs that reflect quoted prices for identical assets or liabilities in active markets.

•	Level 2 — Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

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

The following tables summarize the basis used to measure certain financial assets and liabilities at fair value on a recurring basis in the condensed consolidated balance sheets:

Balance at March 31, 2015 (in thousands)	Total	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Common stock warrant liability	$9,909	$—	$—	$9,909

For the Company’s Level 3 measures, which represent common stock warrants, fair value is based on a Monte Carlo pricing model that is based, in part, upon unobservable inputs for which there is little or no market data, requiring the Company to develop its own. The Company used a market approach to valuing these derivative liabilities.

The following table shows the reconciliation from the beginning to the ending balance for the Company’s common stock warrant liability measured at fair value on a recurring basis using significant unobservable inputs (i.e. Level 3) for the three months ended March 31, 2015:

(in thousands)	Fair Value Measurements Using Significant Unobservable Inputs
Fair value of common stock warrant liability at December 31, 2014	$2,491
Issuance of common stock warrants	12,033
Change in the fair value of common stock warrant liability, net	(1,755)
Adjustment for warrants exercised	(2,861)

Fair value of common stock warrant liability at March 31, 2015	$9,909

Recently Issued Accounting Standards

ASU 2015-03

On April 7, 2015, the FASB issued Accounting Standard Update No. 2015-03 (“ASU 2015-03”), Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. For public business entities, the standard is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. For all other entities, the standard is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. Early adoption is permitted for financial statements that have not been previously issued. The new guidance will be applied on a retrospective basis. The Company is currently assessing the impact of ASU 2015-03 on its consolidated financial statements.

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

3. Revolving Line of Credit and Term Loan

Under a loan agreement, as amended (the “SVB Loan”), with Silicon Valley Bank, the Company has a revolving line of credit that provides for advances not to exceed $5.0 million based upon a borrowing base availability of 75% of eligible accounts receivable as defined in the SVB Loan. Borrowings bear interest at the greater of (a) the greater of the bank’s prime rate or 4.00%, plus 4.00%, and (b) 8.00%. The amended maturity date for the SVB Loan is currently March 15, 2016. The line of credit has a facility fee of 0.5% per year of the average daily unused portion of the available line of credit during the applicable calendar quarter. The Company may reserve up to $500,000 for stand-by letters of credit under the line of credit. The SVB Loan contains various covenants, including a covenant requiring compliance with a liquidity ratio. As of March 31, 2015 and December 31, 2014, the Company had a line of credit outstanding of $2.0 million and $4.4 million, respectively, accruing interest at 8% per annum as of March 31, 2015.

Ninth Loan Modification

On March 16, 2015 the Company entered into a Ninth Loan Modification Agreement (the “Ninth Loan Modification Agreement”) with SVB to extend the maturity date of the revolving line of credit under the SVB Loan from March 17, 2015 to March 15, 2016. Further, the amendment also restated certain financial covenants of the SVB Loan, reduced the revolving line amount available at any one time from $5.5 million to $5.0 million, and increased the borrowing base by eliminating the Seventh Loan Modification’s requirement to maintain a $1.0 million reserve under the Availability Amount (as defined in the SVB Loan). In connection with the Ninth Loan Modification Agreement, the Company paid a $50,000 fee to Silicon Valley Bank.

4. Related Party Transactions

At March 31, 2015, the Company’s outstanding related party debt consisted of $3.15 million payable to Riverside Fund III. L.P., an entity affiliated with Riverside. On March 16, 2015 the Company extended its notes payable owed to Riverside Fund III L.P. for twelve months, extending the maturity date to March 31, 2016. In connection with the extension the Company granted Riverside Fund III L.P. the option to place a second lien upon assets of the Company. The loans bear interest at 10% and are subordinated to the SVB Loan.

Accrued interest on the Company’s related party debt was $1.0 million and $0.9 million at March 31, 2015 and December 31, 2014, respectively, and is reported in accrued liabilities on the Company’s consolidated balance sheet.

Riverside holds approximately 9.7% of the Company’s outstanding Class A common stock as of March 31, 2015. Pursuant to the terms of a Shareholders Agreement, Riverside has the right to designate a certain number of individuals for appointment or nomination to our Board of Directors, tied to its ownership of the Company’s Class A common stock.

5. Commitments and Contingencies

The Company leases offices and warehouse space through non-cancelable operating leases. Some of these leases contain escalation clauses, based on increases in property taxes and building operating costs, and renewal options ranging from one month to five years.

The Company also leases a fleet of vehicles classified as operating leases. The lease terms range from 36 to 60 months.

The following schedule represents the remaining future minimum payments of all leases as of March 31, 2015:

(in thousands)	As of March 31,
2015	$887
2016	844
2017	267
2018 and thereafter	95

$2,093

The Company incurred rent expense of $0.3 million and $0.2 million for the three months ended March 31, 2015 and 2014, respectively.

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

From time to time, we are involved in legal proceedings that we consider to be in the normal course of business. On July 9, 2014, the Company completed a PIPE offering of approximately $7.0 million at a price per share of $2.40. Subsequently, the Company’s stock price has declined to $0.27 as of March 31, 2015 and four of the investors in the offering (out of approximately 20 total investors in the offering) have asserted claims against the Company in three separate lawsuits alleging certain misrepresentations and omissions in the offering. The Company intends to vigorously defend itself in the litigation and has made a motion for dismissal. As of March 31, 2015 we have not recorded a liability associated with this claim.

6. Shareholders’ Equity

On February 26 and February 27, 2015, we closed the 2015 Offering. Each unit consisted of: (i) one share of Class A common stock; (ii) a Series A Warrant to purchase share of the Company’s Class A common stock equal to 50% of the sum of the number of shares of Class A common stock purchased as part of the units plus, if applicable, the number of shares of Class A common stock issuable upon exercise in full of the Series E Warrants (without regard to any limitations on exercise) described below; (iii) a Series B Warrant to purchase shares of the Company’s Class A common stock for a “stated amount” (as described in the offering document); (iv) a Series C Warrant to purchase up to 50% of that number of shares of Class A common stock actually issued upon exercise of the Series B Warrant; and (v) a Series D Warrant to purchase additional shares of Class A common stock in an amount determined on a future reset date after the issuance of the Series D Warrant. In addition, investors who, together with certain “attribution parties,” would beneficially own in excess of 4.99% of the number of shares of Class A common stock outstanding immediately after the closing of the offering as a result of their purchase of units, received shares of Class A common stock in an amount up to such 4.99% cap and a Series E Warrant to purchase the balance of the shares of Class A common stock the investor would have received at closing but for the 4.99% cap.

As of March 31, 2015, the Company has realized gross proceeds of $7.1 million from the 2015 Offering.

During the three months ended March 31, 2015, the Company issued no shares of its Class A common stock to employees upon the exercise of stock options. During the three months ended March 31, 2015, and March 31, 2014 the Company issued 29,021,992 and 167,262 shares of its Class A common stock pursuant to the exercise of warrants, respectively.

At March 31, 2015, the Company had the following shares of Class A common stock reserved for future issuance:

Stock options outstanding under incentive plans	2,513,631
Stock options outstanding under plans not approved by security holders	90,000
Sunetric – provisional purchase consideration to be transferred	302,356
Common stock warrants outstanding - derivative liability (a)	47,598,559
Common stock warrants outstanding - equity security	282,535

Total shares reserved for future issuance	50,787,081

(a)	As of March 31, 2015, the number of derivative Series B and Series C warrants totaled 35,963,842. These warrants are variable and will be adjusted, consistent with the terms of the 2015 Offering, based on the Class A common stock fair market value at the end of fiscal quarter reporting and the date of exercise.

7. Share-Based Compensation

During the three months ended March 31, 2015, the Company granted 633,611 stock options and cancelled 455,260 stock options versus grants of 1,329,500 stock options and cancelled 75,420 stock options during the three months ended March 31, 2014, under its 2008 Long-Term Incentive Plan. The new stock options vest at 2% per month for the 50 months beginning with the first day of the eleventh month after date of grant.

Options issued to the Company’s Board of Directors under its 2008 Long-Term Incentive Plan vest in 8.33% quarterly installments on the first day of each calendar quarter beginning on April 1, 2015 and ending on April 1, 2018, when the options become fully vested.

Total share-based compensation expense recognized was $0.2 million during each of the three months ended March 31, 2015 and 2014. Share-based compensation expense is reported separately on the Company’s consolidated statements of operations.

8. Income Taxes

The Company performed assessments of the realizability of its net deferred tax assets generated during each reporting period, considering all available evidence, both positive and negative. As a result of these assessments, the Company concluded that it was more likely than not that none of its net deferred tax assets would be recoverable through the reversal of temporary differences and near term normal business results. The Company, during the three months ended March 31, 2015 and 2014, increased its valuation allowance by $1.6 million and $3.7 million, respectively. The Company recognized no income tax benefit for losses incurred during the three months ended March 31, 2015.

9. Net Loss Per Share

Basic net loss per share excludes any dilutive effects of options or warrants. The Company computes basic net loss per share using the weighted average number of shares of its Class A common stock outstanding during the period. The Company computes diluted net loss per share using the weighted average number of shares of its Class A common stock and common stock equivalents outstanding during the period. The Company excluded common stock equivalents of 75.3 million and 5.7 million for the three months ended March 31, 2015 and 2014, respectively, from the computation of diluted net loss per share because their effect was antidilutive.

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended March 31,
(in thousands, except per share data)	2015	2014
Net loss:
Loss from continuing operations	$(3,552)	$(12,036)
Loss from discontinued operations	(182)	(2,792)

Net loss	$(3,734)	$(14,828)

Weighted average shares for basic and diluted net loss per share	57,421	43,600

Net loss per share – basic and diluted:
Loss from continuing operations	$(0.06)	$(0.28)
Loss from discontinued operations	(0.00)	(0.06)

Net loss	$(0.06)	$(0.34)

10. Segment Information

During 2014, the Company discontinued its entire former Commercial segment and sold the assets of the catalog segment. As a result of this major strategic shift, the Company now operates as three reportable segments: (1) Residential – the installation of solar systems for homeowners, including lease financing thereof, and for small businesses (small commercial) in the continental U.S.; (2) Sunetric – the installation of solar systems for both homeowners and small business owners (small commercial) in Hawaii; and (3) Other – catalog, for 2014, and corporate operations.

Financial information for the Company’s segments and a reconciliation of the total of the reportable segments’ income (loss) from operations (measures of profit or loss) to the Company’s consolidated net loss are as follows:

	Three Months Ended March 31,
(in thousands)	2015	2014
Net revenue:
Residential	$6,857	$13,274
Sunetric	3,753	—
Other	—	493

Consolidated net revenue	10,610	13,767

Loss from operations:
Residential	(2,469)	(2,181)
Sunetric	(313)	—
Other	(2,365)	(4,961)

Consolidated loss from continuing operations	(5,147)	(7,142)

Reconciliation of consolidated loss from operations to consolidated net loss:
Interest and other expense, net	(225)	(221)
Change in valuation of warrants	1,755	(4,667)
Income tax (benefit) expense	(65)	6
Loss from discontinued operations, net of tax	(182)	(2,792)

Net loss	$(3,734)	$(14,828)

The following is a reconciliation of reportable segments’ assets to the Company’s consolidated total assets. The Other segment includes certain unallocated corporate amounts.

(in thousands)	March 31, 2015	December 31, 2014
Total assets – continuing operations:
Residential	$17,153	$17,183
Sunetric	5,328	7,430
Other	1,510	984

	$23,991	$25,597

Total assets – discontinued operations:
Commercial	4,695	9,509

	$28,686	$35,106

11. Discontinued Operations

The following is a reconciliation of the major line items constituting pretax loss of discontinued operations to the after-tax loss of discontinued operations that are presented in the condensed consolidated statements of operations as indicated:

	For the Three Months Ended March 31,
(in thousands)	2015	2014
Major line items constituting pretax loss of discontinued operations:
Net revenue	$423	$8,376
Cost of goods sold	248	7,896
Selling and operating	260	1,932
General and administrative	74	—
Depreciation and amortization	23	149
Acquisition related costs	—	1,191

Pretax loss from discontinued operations	(182)	(2,792)
Income tax benefit	—	—
Loss from discontinued operations	$(182)	$(2,792)

The following is a reconciliation of the carrying amounts of major classes of assets and liabilities of the discontinued operations to the total assets and liabilities of the discontinued operations presented separately in the condensed consolidated balance sheets as indicated:

(in thousands)	March 31, 2015	December 31, 2014
Carrying amounts of major classes of assets included as part of discontinued operations:
Current assets:
Accounts receivable, net	$2,153	$6,223
Costs in excess of billings on uncompleted contracts	1,271	1,841

(in thousands)	March 31, 2015	December 31, 2014
Inventory, net	135	242
Deferred costs on uncompleted contracts	—	42
Other current assets	139	79

Total major classes of current assets of the discontinued operations	3,698	8,427

Noncurrent assets:
Property and equipment, net	27	45
Other noncurrent assets	970	1,037
Total noncurrent assets of discontinued operations	997	1,082

Total assets of the discontinued operations in the balance sheet	$4,695	$9,509

Carrying amounts of major classes of liabilities included as part of discontinued operations:
Current liabilities:
Accounts payable	$3,290	$4,977
Accrued liabilities	2,622	2,608
Billings in excess of costs on uncompleted contracts	289	373
Deferred revenue and other current liabilities	36	26

Total current liabilities of discontinued operations	6,237	7,984

Noncurrent liabilities:
Other liabilities	237	327

Total major classes of noncurrent liabilities of the discontinued operations	237	327

Total liabilities of the discontinued operations in the balance sheet	$6,474	$8,311

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

We recommend users read the following discussion and analysis of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this document. This section is designed to provide information that will assist in understanding our condensed consolidated financial statements, changes in certain items in those statements from period to period, the primary factors that caused those changes, and how certain accounting principles, policies and estimates affect the condensed consolidated financial statements.

Discontinued Operations

During 2014, we committed to a plan to sell certain contracts and rights comprising our large commercial installations business, otherwise known as our former Commercial segment. At the same time, we determined not to enter into further contracts. We expect that contracts in process at December 31, 2014 will be completed during 2015. We now report this business as a discontinued operation, separate from our continuing operations. The following management discussion and analysis of financial condition and results of operations is for our continuing operations, unless indicated otherwise.

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

During 2014, we discontinued our entire former Commercial segment and sold the assets associated with our catalog segment. As a result of this major strategic shift, we now operate as three reportable segments: (1) Residential – the installation of solar systems for homeowners, including lease financing thereof, and for small businesses (small commercial) in the continental U.S.; (2) Sunetric – the installation of solar systems for both homeowners and small business owners (small commercial) in Hawaii; and (3) Other – catalog segment, for 2014, and corporate operations. We believe this new structure will enable us to more effectively manage our operations and resources.

We generally recognize revenue from solar energy systems sold to our customers when we install the solar energy system. Our business requires that we incur up-front costs of acquiring solar panels and labor to install solar systems on our customer rooftops and thereafter receive cash from customers. As such, during periods when we are increasing sales, we will have negative cash flow from operations, a portion of which we offset from borrowing under our line of credit. We account for our leases as sales-type leases.

Recent Developments

During 2015, in conjunction with our plans to position the company for future profitable operations, we have:

•	Arranged the 2015 Offering to raise up to $11.5 million, before offering expenses, of new capital.

•	Renewed both our revolving bank facility and subordinated debt for one year.

•	Reduced and realigned our workforce and closed offices in California to reduce fixed operating cost infrastructure.

•	Modified our commission plans and marketing spend plans to be cost efficient.

•	Entered into arrangements with third party installers under programs that will reduce our investment in working capital for transactions.

•	Entered into an arrangement with a financier to acquire leases to be originated in future periods to reduce the working capital required for leasing transactions.

Critical Accounting Policies and Estimates

There were no material changes to our critical accounting policies or estimates during the three months ended March 31, 2015 from those disclosed in our annual report on Form 10-K for the year ended December 31, 2014.

Results of Operations

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Net revenue. Net revenue decreased $3.2 million, or 22.9%, to $10.6 million during the three months ended March 31, 2015 from $13.8 million during the three months ended March 31, 2014. Net revenue for our residential segment decreased $6.4 million, or 48.3%, to $6.9 million during the three months ended March 31, 2015 from $13.3 million during three months ended March 31, 2014. The states for which we made installations changed materially from the prior year. For the prior year quarter, we had approximately $2.0 million of revenue from installations in each of the states of Missouri, Colorado and California. The state rebates did not exist this quarter for Missouri and Colorado and we were not successful with growing our field sales organization in California and, accordingly, revenue declined by approximately $6 million. Since the prior year, we were successful in growing our East Coast sales, but inclement weather and not having the financial resources for part of the quarter to acquire equipment minimized the offset that could have occurred from the improved East Coast sales. Kilowatts installed by the residential segment decreased 1,986 kilowatts, or 54.5%, to 1,657 kilowatts during the three months ended March 31, 2015 from 3,643 kilowatts during the three months ended March 31, 2014. Net revenue for our Sunetric segment was $3.8 million and represents the installment of 904 kilowatts for the three months ended March 31, 2015.

Gross profit. Gross profit decreased $1.9 million, or 68.1%, to $0.9 million or 8.5% of net revenue during the three months ended March 31, 2015 from $2.8 million or 20.4% of net revenue during the three months ended March 31, 2014. Gross profit for our residential segment decreased $2.0 million, or 73.3%, to $0.7 million or 10.3% of net revenue during the three months ended March 31, 2015 from $2.7 million or 20% of net revenue during the three months ended March 31, 2014. The decrease in the residential segment’s gross profit margin percentage was due to the proportionate greater absorption of fixed costs associated with the decline in revenue of $6 million from the prior year quarter. Gross profit for the Sunetric segment was $0.2 million or 5.0% of net revenue during the three months ended March 31, 2015. The decrease in the Sunetric segment’s gross profit margin percentage was due to the proportionate greater absorption of fixed costs associated with lesser revenue arising from the local utility not approving interconnection requests in a timely manner.

Selling and operating expenses. Selling and operating expenses decreased $1.9 million, or 31.4%, to $4.1 million or 38.4% of net revenue during the three months ended March 31, 2015 from $6.0 million or 43.1% of net revenue during the three months ended March 31, 2014. Selling and operating expenses for our residential segment decreased $1.8 million, or 37.5%, to $3.0 million or 44.1% of net revenue during the three months ended March 31, 2015 from $4.8 million or 36.5% of net revenue during the three months ended March 31, 2014. The decrease in the residential segment’s selling and operating expenses was in part attributable to management’s decision to implement new commission plans, reduce marketing spend as well as a decrease in headcount. Selling and operating expenses for our Sunetric segment were $0.5 million or 12.1% of net revenue during the three months ended March 31, 2015.

General and administrative expenses. General and administrative expenses decreased $0.5 million, or 24.9%, to $1.6 million or 14.7% of net revenue during the three months ended March 31, 2015 from $2.1 million or 15.1% of net revenue during the three months ended March 31, 2014. The decrease in the other segment’s general and administrative expenses was primarily due reduction of payroll and insurance costs resulting from the reduction of headcount.

Stock based compensation. There was stock based compensation expense of $0.2 million during the three months ended March 31 2015 and 2014.

Acquisition costs. Acquisition costs were $0.0 million during the three months ended March 31, 2015 and $1.1 million during the three months ended March 31, 2014 related to the acquisition and integration costs of Sunetric and Syndicated.

Restructuring costs. Restructuring costs, which arose from the closing of offices, were $21,000 during the three months ended March 31, 2015. There were no restructure costs for the three months ended March 31, 2014.

Depreciation and Amortization. Depreciation and amortization were $0.2 million during the three months ended March 31, 2015 and $0.6 million during the three months ended March 31, 2014, of which approximately $0.5 million was amortization of intangible assets which have been subsequently impaired and no longer subject to amortization.

Interest and other expense, net. Interest and other expense, net was $0.2 million during each of the three months ended March 31, 2015 and 2014.

Change in valuation of warrants. We recorded a noncash gain of $1.8 million during the three months ended March 31, 2015, compared to a noncash loss of $4.7 million during the three months ended March 31, 2014. The recognition of gain and loss is primarily due to changes in our stock prices resulting in adjustments to the carrying value of the common stock warrant liability. Accordingly, as our stock price goes up, the liability is increased and we record expense, and conversely, when our stock price goes down, the liability is decreased and we record income.

Income tax benefit. There was $0.1 million income tax benefit during the three months ended March 31, 2015 and zero during the three months ended March 31, 2014.

Net loss from continuing operations. As a result of the above factors, our net loss from continuing operations during the three months ended March 31, 2015 was $3.5 million, or $(0.06) per share, as compared to a net loss from continuing operations of $12.0 million, or $(0.28) per share, during the three months ended March 31, 2014.

Net loss from discontinued operations. Our net loss from discontinued operations during the three months ended March 31, 2015 was $0.2 million, or $(0.00) per share, as compared to a net loss from discontinued operations of $2.8 million, or $(0.06) per share, during the three months ended March 31, 2014. The decline is related to the expiration of contracts of this discontinued segment.

Net loss. Our net loss during the three months ended March 31, 2015 was $3.7 million, or $(0.06) per share, as compared to a net loss of $14.9 million, or $(0.34) per share, during the three months ended March 31, 2014.

Seasonality

Our quarterly net revenue and operating results for solar energy system installations are difficult to predict and have, in the past, and may, in the future, fluctuate from quarter to quarter as a result of changes in state, federal, or private utility company subsidies, as well as weather, economic trends and other factors. We have historically experienced seasonality in our solar installation business, with the first quarter representing our lowest installation quarter of the year primarily due to weather.

Liquidity and Capital Resources

Our capital needs arise from working capital required to fund operations, including procurement of materials such as photovoltaic panels and inverters, operating and back office infrastructure, maintenance, expansion and improvement, and future growth. These operating requirements depend on numerous factors, the ability to attract new solar energy system installation customers, market acceptance of our product offerings, the cost of ongoing upgrades to our product offerings necessary to remain competitive in the marketplace, the level of expenditures for sales and marketing, the level of investment in support systems and facilities and other factors. The timing and amount of these operating requirements are variable and may fluctuate from time to time, as well as varying based on seasonality. We did not have any material commitments for capital expenditures as of March 31, 2015, and we do not presently have any plans for future material capital expenditures.

As amended, the amount of available credit under the revolving line of credit is $5.0 million, subject to the Borrowing Base (as defined in the Loan Agreement) of 75% of Eligible Accounts (as defined in the SVB Loan).

We are required to satisfy the financial covenants as described in the SVB Loan, as of the end of each fiscal quarter. As of March 31, 2015 we were in compliance with these covenants. We believe that we presently have sufficient resources available to the Company to operate for the following 12 months, as well as comply with the SVB loan covenants. However, if our operational initiatives are not successful in significantly reducing our historical loss from operations, or if we encounter unplanned operational difficulties, or if the timing of collection of accounts receivable and payments of accounts payable are significantly different than anticipated, we may not have sufficient funds to repay any outstanding borrowings as they come due or to fund our operating cash needs for the next twelve months. These circumstances would require us to obtain financing from another source or raise additional capital through debt or equity financing. While we have been successful in the past in obtaining new financing, there is no assurance that we will be able to raise any new funds in the future.

We have also received loans from an affiliate of Riverside. Riverside Fund III L.P. loaned us $3.0 million on May 4, 2012 and $150,000 on June 20, 2012. The maturity dates for both of these loans have been extended to March 31, 2016. The loans bear interest at a rate of 10%. As of March 31, 2015, we owed $4.2 million to Riverside Fund III L.P. on these loans, including $1.0 million of accrued interest. We have not paid any interest or principal on these Riverside loans. Riverside owns approximately 9.7% of our Class A common stock as of March 31, 2015. Pursuant to the terms of a Shareholders Agreement, Riverside has the right to designate a certain number of individuals for appointment or nomination to our board of directors.

The Company had total cash and available borrowings as follows:

For the quarter ended (in thousands)	December 31, 2014	March 31, 2015	May 5, 2015
Cash plus availability under current borrowing base	$3,001	$2,765	$2,637
Cash plus availability under maximum allowed borrowing base	$3,097	$4,032	$3,255

We have prepared our business plan for 2015, which includes the 2015 Offering proceeds, anticipated timing of vendor payments for existing accounts payable and for new solar panels, anticipated timing of collection of accounts receivable, and our operating cost structure following our cost improvement actions, and believe we have sufficient financial resources to operate for the ensuing 12-month period from March 31, 2015. Our objectives in preparing this plan included (i) further reducing our fixed operating cost infrastructure commencing during the first quarter of 2015 in order to reduce the required level of revenue for profitable operations and (ii) reducing our present operating losses and returning to profitable operations in the future. Elements of this plan include, among others, (i) realizing operating costs savings from reductions in staff, of which substantially all had been achieved by the end of the first quarter of 2015, (ii) the positive impact of the strategic decision to exit the large commercial segment which operated at both a substantial cash and operating loss, (iii) moving towards an optimized field and e-sales force, (iv) optimizing our construction capability through authorized third-party integrators to realize the revenue from installation of our backlog and minimize the impact on gross margin of idle construction crew time, (v) changing the mix of marketing expenditures to achieve a lower cost of acquisition than that employed in prior periods, and (vi) continued internal efforts to convert our accounts receivable to cash.

During the second quarter of 2015, we anticipate realizing cash proceeds from the remaining Class B warrants outstanding at March 31, 2015 and use the proceeds to make payments to vendors on accounts payable as well as acquire inventory to convert our backlog to revenue. We expect that we will have a cash outflow from operating activities for the balance of the year as we will utilize cash to fund an increased level of rooftop installations for customers, thereby generating revenue, and also to continue to reduce our present accounts payable.

Cash Flows

The following table summarizes our primary sources (uses) of cash during the periods presented:

	For the Three Months Ended March 31,
(in thousands)	2015	2014
Net cash provided by (used in):
Operating activities – continuing operations	$(7,697)	$(3,681)
Operating activities – discontinued operations	2,795	(7,367)

Operating activities	(4,902)	(11,048)

Investing activities – continuing operations	(11)	9,277
Investing activities – discontinued operations	—	—

Investing activities	(11)	9,227

Financing activities	3,958	433

Net increase (decrease) in cash	$(955)	$(1,338)

Continuing Operations

Operating activities. Our operating activities used net cash of $7.7 million and $3.7 million during the three months ended March 31, 2015 and 2014, respectively. Our net cash used in operating activities during the three months ended March 31, 2015 was due to our net loss increased by noncash items of $4.0 million and a net decrease in working capital assets and liabilities of $2.8 million, primarily the result of an increase in other assets of $1.9 million, a net decrease in accounts payable of $2.1 million and a decrease in deferred revenue of $1.0 million, offset by a decrease in accounts receivable of $1.8 million. Our net cash used in operating activities during the three months ended March 31, 2015 was primarily due to our net loss decreased by noncash items of $5.7 million and a decrease in accounts receivable of $1.1 million and an increase in accounts payable of $1.3 million.

Investing activities. During the three months ended March 31 2015, we received proceeds on the sale of property and equipment of $0.1 million and purchased $0.1 million of property and equipment. During the three months ended March 31, 2014, our investing activities provided net cash of $9.3 million consisting of $9.6 million from acquired businesses, offset by the acquisition of property and equipment.

Financing activities. Our financing activities provided net cash of $4.0 million and $0.4 million during the three months ended March 31, 2015 and 2014, respectively. Our net cash provided by financing activities during the three months ended March 31, 2015 reflected the net proceeds on the issuance of Class A common stock and warrants of $6.4 million, and net repayments against our revolving line of credit of $2.4 million. Our net cash provided by financing activities during the three months ended March 31, 2014 reflected the net proceeds on the issuance of Class A common stock and warrants of $4.0 million.

Discontinued Operations

Operating activities. Our operating activities provided net cash of $2.8 million and used $7.4 million during the three months ended March 31, 2015 and 2014, respectively. Our net cash provided by operating activities during the three months ended March 31, 2015 was primarily due to our net loss, increased by a decrease in accounts receivable of $4.0 million, a decrease in costs in excess of billings of $0.6 million offset by a decrease of $1.7 million in accounts payable. Our net cash used in operating activities during the three months ended March 31, 2014 was primarily due to our net loss, increased by $1.1 million of accounts payable and $2.5 million of billings in excess of costs offset by increases of $4.6 million of accounts payable, $1.4 million of costs in excess of billings and an increase in other assets of $1.4 million.

Off-Balance Sheet Arrangements

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as special purpose entities or variable interest entities, which have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes and as a result we do not have and are not reasonably likely to have any off-balance sheet arrangements.

Risk Factors

We caution that there are risks and uncertainties that could cause our actual results to be materially different from those indicated by forward-looking statements that, from time-to-time, we make in filings with the Securities and Exchange Commission, news releases, reports, proxy statements, registration statements and other written communications as well as oral forward-looking statements made by our representatives. These risks and uncertainties include, but are not limited to, those risks listed in our Annual Report on Form 10-K for the year ended December 31, 2014. Except for the historical information contained herein, the matters discussed in this analysis are forward-looking statements that involve risk and uncertainties, including, but not limited to, general economic and business conditions, competition, pricing, brand reputation, consumer trends, and other factors which are often beyond our control. We do not undertake any obligation to update forward-looking statements except as required by law.

Investing in our securities involves significant risks. You should carefully read the risk factors in the section entitled “RISK FACTORS” in our Annual Report on Form 10-K for the year ended December 31, 2014, which is on file with the Securities and Exchange Commission. Before making an investment decision, you should carefully consider these risks as well as other information we include or incorporate by reference in this prospectus and any prospectus supplement. The risks and uncertainties we have described are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business operations. We do not undertake any obligation to update forward-looking statements except as required by law.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

At March 31, 2015, the estimated fair value of derivative instruments was $9.9 million. We estimate the fair values of these instruments using the Monte Carlo option pricing model which takes into account a variety of factors, including historical stock price volatility, risk-free interest rates, remaining maturity and the closing price of our common stock. We believe that the assumption that has the greatest impact on the determination of fair value is the closing price of our Class A common stock. The recognition of gain and loss is primarily due to changes in our stock prices resulting in adjustments to the carrying value of the Class A common stock warrant liability. Accordingly, as our stock price goes up, the liability is increased and we record expense, and conversely, when our stock price goes down, the liability is decreased and we record income.

At times, we are exposed to market risk from adverse changes in interest rates with respect to the short-term floating interest rate on borrowings under our credit agreements. As of March 31, 2015, we had $2.0 million in borrowings outstanding under our credit agreements. Any borrowings outstanding accrue interest at the greater of (a) the greater of the bank’s prime rate or 4.00%, plus 4.00%, and (b) 8.00%. As of March 31, 2015, if the bank’s prime rate were to increase or decrease by one percentage point, our interest expense would increase or decrease by approximately $0.1 million per year.

Our financial instruments consist primarily of cash and cash equivalents. We are exposed to market risks, which include changes in U.S. interest rates and foreign exchange rates. We do not engage in financial transactions for trading or speculative purposes.

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

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our chief executive officer, who also serves as our acting principal financial officer, and our principal accounting officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and Rule 15d-15(e) under the Exchange Act. Based upon their evaluation as of March 31, 2015, they have concluded that our disclosure controls and procedures are not effective.

In connection with our evaluation of the effectiveness of the design and operation of our disclosure controls and procedures and the assessment of internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 for calendar 2014, we identified materially weaknesses in our disclosure controls and procedures and internal control over financial reporting. For a discussion of our internal financial reporting and a description of the identified material weaknesses, see Item 9A. Controls and Procedures included on our Annual Report on Form 10-K for the year ended December 31, 2014.

Changes in Internal Control over Financial Reporting

Since the appointment of our current chief executive officer in the third quarter of 2014, management began documentation and testing of internal controls which has led to enhancements in controls during the fourth quarter of 2014 and the first quarter of 2015 related to review and approval of journal entries, account reconciliations as well as enhanced documentation standards. We will continue to improve our internal controls during 2015 to remedy the material weaknesses disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Item 6.	Exhibits

a)	Exhibits.

Exhibit No.	Description

1.1	Placement Agency Agreement, dated February 23, 2015, between Real Goods Solar, Inc. and WestPark Capital, Inc. (Incorporated by reference to Exhibit 1.1 to Real Goods Solar’s Current Report on Form 8-K filed February 24, 2015 (Commission File No. 001-34044))

4.1	Combined Form of Warrant issued to investors on February 26 and 27, 2015 (Incorporated by reference to Exhibit 4.1 to Real Goods Solar’s Current Report on Form 8-K filed February 24, 2015 (Commission File No. 001-34044))

4.2*	Form of Warrant to Purchase Common Stock issued to a placement agent on February 27, 2015

4.3*	Waiver and Amendment Agreement, dated March 31, 2015, among Real Goods Solar, Inc. and the investor party thereto

10.1	Form of Securities Purchase Agreement, dated February 23, 2015, among Real Goods Solar, Inc. and the investor party thereto (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed February 24, 2015 (Commission File No. 001-34044))

10.2	Form of Lock-Up Agreement, dated February 26, 2015, among Real Goods Solar, Inc. and its directors and Alan Fine (Incorporated by reference to Exhibit 10.2 to Real Goods Solar’s Current Report on Form 8-K filed February 24, 2015 (Commission File No. 001-34044))

10.3	Form of Voting Agreement, dated February 26, 2015, among Real Goods Solar, Inc. and Riverside Renewable Energy Investments, LLC (Incorporated by reference to Exhibit 10.3 to Real Goods Solar’s Current Report on Form 8-K filed February 24, 2015 (Commission File No. 001-34044))

10.4*	Eighth Loan Modification Agreement, dated January 30, 2015, among Real Goods Energy Tech, Inc., Real Goods Trading Corporation, Alteris Renewables, Inc., Real Goods Syndicated, Inc., Mercury Energy, Inc., Real Goods Solar, Inc.—Mercury Solar, Elemental Energy, LLC, Sunetric Management LLC and Silicon Valley Bank

10.5	Ninth Loan Modification Agreement, dated March 16, 2015, among Real Goods Energy Tech, Inc., Real Goods Trading Corporation, Alteris Renewables, Inc., Real Goods Syndicated, Inc., Mercury Energy, Inc., Real Goods Solar, Inc.—Mercury Solar, Elemental Energy, LLC, Sunetric Management LLC and Silicon Valley Bank (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed March 18, 2015 (Commission File No. 001-34044))

10.6	Fourth Amended and Restated Promissory Note for $3,000,000, dated March 16, 2015, between Real Goods Solar, Inc. and Riverside Fund III, L.P. (Incorporated by reference to Exhibit 10.2 to Real Goods Solar’s Current Report on Form 8-K filed March 18, 2015 (Commission File No. 001-34044))

10.7	Fourth Amended and Restated Promissory Note for $150,000, dated March 16, 2015, between Real Goods Solar, Inc. and Riverside Fund III, L.P. (Incorporated by reference to Exhibit 10.3 to Real Goods Solar’s Current Report on Form 8-K filed March 18, 2015 (Commission File No. 001-34044))

10.8	Security Agreement, dated March 16, 2015, among Real Goods Solar, Inc., Real Goods Energy Tech, Inc., Alteris Renewables, Inc., Mercury Energy, Inc., Real Goods Solar, Inc.—Mercury Solar, Elemental Energy, LLC, Sunetric Management LLC and Riverside Fund III, L.P. (Incorporated by reference to Exhibit 10.4 to Real Goods Solar’s Current Report on Form 8-K filed March 18, 2015 (Commission File No. 001-34044))

Exhibit No.	Description

31.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of the Principal Accounting Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1**	Certification of the Chief Executive Officer and Acting Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf, by the undersigned, thereunto duly authorized.

Real Goods Solar, Inc.
(Registrant)

Date: May 11, 2015	By:	/s/ Dennis Lacey
Dennis Lacey
Chief Executive Officer (principal executive officer and acting principal financial officer)

Date: May 11, 2015	By:	/s/ Alan Fine
Alan Fine
Treasurer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

1.1	Placement Agency Agreement, dated February 23, 2015, between Real Goods Solar, Inc. and WestPark Capital, Inc. (Incorporated by reference to Exhibit 1.1 to Real Goods Solar’s Current Report on Form 8-K filed February 24, 2015 (Commission File No. 001-34044))

4.1	Combined Form of Warrant issued to investors on February 26 and 27, 2015 (Incorporated by reference to Exhibit 4.1 to Real Goods Solar’s Current Report on Form 8-K filed February 24, 2015 (Commission File No. 001-34044))

4.2*	Form of Warrant to Purchase Common Stock issued to a placement agent on February 27, 2015

4.3*	Waiver and Amendment Agreement, dated March 31, 2015, among Real Goods Solar, Inc. and the investor party thereto

10.1	Form of Securities Purchase Agreement, dated February 23, 2015, among Real Goods Solar, Inc. and the investor party thereto (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed February 24, 2015 (Commission File No. 001-34044))

10.2	Form of Lock-Up Agreement, dated February 26, 2015, among Real Goods Solar, Inc. and its directors and Alan Fine (Incorporated by reference to Exhibit 10.2 to Real Goods Solar’s Current Report on Form 8-K filed February 24, 2015 (Commission File No. 001-34044))

10.3	Form of Voting Agreement, dated February 26, 2015, among Real Goods Solar, Inc. and Riverside Renewable Energy Investments, LLC (Incorporated by reference to Exhibit 10.3 to Real Goods Solar’s Current Report on Form 8-K filed February 24, 2015 (Commission File No. 001-34044))

10.4*	Eighth Loan Modification Agreement, dated January 30, 2015, among Real Goods Energy Tech, Inc., Real Goods Trading Corporation, Alteris Renewables, Inc., Real Goods Syndicated, Inc., Mercury Energy, Inc., Real Goods Solar, Inc.—Mercury Solar, Elemental Energy, LLC, Sunetric Management LLC and Silicon Valley Bank

10.5	Ninth Loan Modification Agreement, dated March 16, 2015, among Real Goods Energy Tech, Inc., Real Goods Trading Corporation, Alteris Renewables, Inc., Real Goods Syndicated, Inc., Mercury Energy, Inc., Real Goods Solar, Inc.—Mercury Solar, Elemental Energy, LLC, Sunetric Management LLC and Silicon Valley Bank (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed March 18, 2015 (Commission File No. 001-34044))

10.6	Fourth Amended and Restated Promissory Note for $3,000,000, dated March 16, 2015, between Real Goods Solar, Inc. and Riverside Fund III, L.P. (Incorporated by reference to Exhibit 10.2 to Real Goods Solar’s Current Report on Form 8-K filed March 18, 2015 (Commission File No. 001-34044))

10.7	Fourth Amended and Restated Promissory Note for $150,000, dated March 16, 2015, between Real Goods Solar, Inc. and Riverside Fund III, L.P. (Incorporated by reference to Exhibit 10.3 to Real Goods Solar’s Current Report on Form 8-K filed March 18, 2015 (Commission File No. 001-34044))

10.8	Security Agreement, dated March 16, 2015, among Real Goods Solar, Inc., Real Goods Energy Tech, Inc., Alteris Renewables, Inc., Mercury Energy, Inc., Real Goods Solar, Inc.—Mercury Solar, Elemental Energy, LLC, Sunetric Management LLC and Riverside Fund III, L.P. (Incorporated by reference to Exhibit 10.4 to Real Goods Solar’s Current Report on Form 8-K filed March 18, 2015 (Commission File No. 001-34044))

31.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of the Principal Accounting Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1**	Certification of the Chief Executive Officer and Acting Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith
**	Furnished herewith