Form 10-Q
period 2015-06-30
Real Goods Solar, Inc.
filed 2015-08-10
CIK 1425565

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Large accelerated filer	☐		Accelerated filer	☒

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES   ☐    NO   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 7, 2015
Class A Common Stock ($.0001 par value)	12,280,546

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

the continuation and level of government subsidies and incentives for solar energy, the impacts of worsening economic conditions on homeowners and small commercial operation that may limit their ability and desire to invest in solar systems, changing and updating technologies and the issues presented by these new technologies related to customer demand and our product offering, the rates charged by electric utilities that may impact the desirability of our product to customers, our success in implementing our plans to increase future sales and revenue by expanding our sales and construction organization and expanding into new states of operations, the impact of a drop in the price of conventional energy on demand for solar energy systems, new regulations impacting solar installations including electric codes, access to electric grids, the willingness of electric utilities to allow interconnections and other regulations affecting energy consumption by consumers, factors impacting the timely installation of systems, seasonality and adverse weather conditions inhibiting our ability to install solar systems, our inability to maintain effective disclosure controls and procedures and internal control over financial reporting, our ability to operate with our existing financial resources and capital available under our debt facility, the impact of our present indebtedness and projected future borrowings on our financial health, our ability to continue to obtain access to financing and financial concessions when needed from financiers, loss of key personnel and ability to attract necessary personnel, our history of operating losses, our failure to realize cost savings from restructuring and optimization, geographic concentration of revenue from the sale of solar energy systems in east coast states, Hawaii and California, our failure to timely or accurately complete financing paperwork behalf of customers, adverse outcomes arising from litigation and contract disputes, disruption of our supply chain from equipment manufacturers, construction risks and costs, competition, continued access to competitive third party financiers to finance customer solar installations, failure by manufacturers of third party installers to perform under their warranties to us, failure of customers to pay per contractual terms, potential shortages of supplies for solar energy systems, conditions affecting international trade can have an adverse effect on the supply of solar photovoltaic modules, delays or cancellations for system installations done on a percentage-of-completion, non-compliance with NASDAQ continued listing requirements, changing reporting requirements which require significant compliance efforts and resources, volatile market price of our Class A common stock, lack of coverage of our Class A common stock by securities analysts, the low likelihood that we will pay any cash dividends on our Class A common stock for the foreseeable future, possibility of future dilutive issuances of securities, anti-takeover provisions in our organizational documents, the significant ownership and voting power of our Class A common stock held by Riverside Renewable Energy Investments, LLC (“Riverside”), the potential impact of the U.S. Securities and Exchange Commission’s investigation, and such other factors as discussed throughout Part I, Item 1A, Risk Factors and Part II, Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2014 and Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Quarterly Reports on Form 10-Q for this quarter.

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

Unaudited Interim Condensed Consolidated Financial Statements

We have prepared our unaudited interim condensed consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to these rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In our opinion, the unaudited interim condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly, in all material respects, our consolidated financial position as of June 30, 2015, the interim results of operations for the three and six months ended June 30, 2015 and 2014, and cash flows for the six months ended June 30, 2015 and 2014. These interim statements have not been audited. The balance sheet as of December 31, 2014 was derived from our audited consolidated financial statements included in our annual report on Form 10-K. The interim condensed consolidated financial statements contained herein should be read in conjunction with our audited financial statements, including the notes thereto, for the year ended December 31, 2014.

REAL GOODS SOLAR, INC.

Condensed Consolidated Balance Sheets (unaudited)

(in thousands, except share data)	June 30, 2015	December 31, 2014

ASSETS
Current assets:
Cash and cash equivalents	$5,338	$1,947
Stock subscriptions receivable	900	—
Accounts receivable, net	9,326	8,293
Costs in excess of billings	1,599	2,789
Inventory, net	3,146	4,639
Deferred costs on uncompleted contracts	2,013	2,011
Other current assets	2,374	1,047
Current assets of discontinued operations	3,346	8,427

Total current assets	28,042	29,153
Property and equipment, net	1,350	1,504
Goodwill	1,338	1,338
Other assets	2,262	2,029
Noncurrent assets of discontinued operations	937	1,082

Total assets	$33,929	$35,106

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Line of credit	$4,028	$4,350
Accounts payable	9,712	13,398
Accrued liabilities	1,392	2,978
Billings in excess of costs on uncompleted contracts	2,575	1,984
Related party debt	—	3,150
Deferred revenue and other current liabilities	2,280	3,613
Current liabilities of discontinued operations	5,312	7,984

Total current liabilities	25,299	37,457
Other liabilities	73	132
Common stock warrant liability	1,002	2,491
Noncurrent liabilities of discontinued operations	227	327

Total liabilities	26,601	40,407

Commitments and contingencies
Shareholders’ equity:
Class A common stock, $.0001 par value, 150,000,000 shares authorized, 12,280,545 and 2,601,284 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	8	5
Additional paid-in capital	155,386	140,124
Common stock subscribed	900	—
Business acquisition consideration to be transferred	—	1,244
Accumulated deficit	(148,966)	(146,674)

Total shareholders’ equity (deficit)	7,328	(5,301)

Total liabilities and shareholders’ equity (deficit)	$33,929	$35,106

See accompanying notes.

REAL GOODS SOLAR, INC.

Condensed Consolidated Statements of Operations

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share data)	2015	2014	2015	2014
	(unaudited)		(unaudited)
Net revenue	$14,727	$19,636	$25,337	$33,403
Cost of goods sold	12,278	15,133	21,991	26,089

Gross profit	2,449	4,503	3,346	7,314

Expenses:
Selling and operating	2,916	6,914	6,987	12,850
General and administrative	1,313	2,300	2,870	4,372
Share based compensation	155	417	400	620
Acquisition costs	—	(304)	—	806
Restructuring costs	337	—	358	—
Litigation	500	—	500	—
Depreciation and amortization	124	554	274	1,185

Total expenses	5,345	9,881	11,389	19,833

Loss from continuing operations	(2,896)	(5,378)	(8,043)	(12,519)
Other income	147	—	147	—
Interest expense	(144)	(234)	(369)	(456)
Change in valuation of warrants, net	4,509	6,082	6,264	1,415

Income/(loss) before income taxes	1,616	470	(2,001)	(11,560)
Income tax (expense) benefit	(41)	1,214	24	1,208

Income/(loss) from continuing operations, net of tax	1,575	1,684	(1,977)	(10,352)
Loss from discontinued operations, net of tax	(133)	(23,039)	(315)	(25,831)

Net income/(loss)	$1,442	$(21,355)	$(2,292)	$(36,183)

Net income/(loss) per share – basic and diluted:
From continuing operations	$0.31	$0.73	$(0.50)	$(4.67)
From discontinued operations	(0.03)	(10.00)	(0.08)	(11.65)

Net income/(loss) per share – basic and diluted	$0.28	$(9.27)	$(0.58)	$(16.32)

Weighted-average shares outstanding:
Basic and diluted	5,011	2,304	3,947	2,217

See accompanying notes.

REAL GOODS SOLAR, INC.

Condensed Consolidated Statements of Changes in Equity (unaudited)

					Business Combination Consideration to be Transferred
							Total Shareholders’Equity (Deficit)

	Class A Common Stock		Common Stock Subscribed	Additional Paid - in Capital		Accumulated Deficit
(in thousands, except share data)	Shares	Amount
Balances, January 1, 2015	2,601,284	$5	$—	$140,124	$1,244	$(146,674)	$(5,301)
Issuance of common stock and other equity changes related to compensation				406			406
Proceeds from February 2015 Offering and warrant exercises, net of costs	3,015,886	3		10,635			10,638
Proceeds from June 2015 Offering, net of costs	4,021,884		900	3,514			4,414
Establishment of liability related to common stock warrant issuance				(12,033)			(12,033)
Adjustment to common stock warrant liability for warrants exercised/extinguished	1,328,004			7,258			7,258
Related party debt conversion	1,288,156			4,238			4,238
Business combination consideration	22,631			1,244	(1,244)		—
Fractional shares issued in connection with reverse split	2,700						—
Net loss						(2,292)	(2,292)

Balances, June 30, 2015	12,280,545	$8	$900	$155,386	$—	$(148,966)	$7,328

REAL GOODS SOLAR, INC.

Condensed Consolidated Statements of Cash Flows

	For the Six Months Ended June 30, (unaudited)
(in thousands except share data)	2015	2014
Operating activities
Net loss	$(2,292)	$(36,183)
Loss from discontinued operations	(315)	(25,831)
Loss from continuing operations	(1,977)	(10,352)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities – continuing operations:
Depreciation	274	459
Amortization	—	1,145
Share-based compensation	406	2,012
Change in valuation of warrants	(6,264)	(1,415)
Loss (gain) on sale of assets	(148)	3
Deferred income tax benefit	—	(1,214)
Deferred interest on related party debt	187	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(827)	(2,514)
Costs in excess of billings on uncompleted contracts	1,190	1,423
Inventory, net	1,493	624
Deferred costs on uncompleted contracts	(2)	(2,059)
Other current assets	(233)	(504)
Other assets	(1,327)	522
Accounts payable	(3,892)	2,367
Accrued liabilities	(675)	1,685
Billings in excess of costs on uncompleted contracts	591	(1,339)
Deferred revenue and other current liabilities	(1,333)	1,035
Other liabilities	(59)	(663)

Net cash used in operating activities – continuing operations	(12,596)	(8,785)
Net cash provided by (used in) operating activities – discontinued operations	2,139	(15,874)

Net cash used in operating activities	(10,457)	(24,659)

Investing activities
Cash from acquired businesses	—	11,958
Purchase of property and equipment	(150)	(642)
Proceeds from sale of property and equipment	168	103

Net cash provided by investing activities	18	11,419

Financing activities
Principal borrowings on revolving line of credit	28,998	3,000
Principal payments on related party debt	—	(1,000)
Proceeds from exercise of warrants	—	409
Principal payments on revolving line of credit	(29,320)	—
Proceeds from 2015 Offerings and warrant exercises, net of costs	14,152	—
Exercise of stock options	—	66

Net cash provided by financing activities	13,830	2,475

Net change in cash	3,391	(10,765)
Cash and cash equivalents at beginning of period	1,947	12,449

Cash and cash equivalents at end of period	$5,338	$1,684

Supplemental cash flow information
Income taxes paid	$17	$6
Interest paid	$145	$192
Non-cash items
Issuance of 417,407 shares of Class A common stock in conjunction with the acquisition of businesses	$—	$31,973
Change in common stock warrant liability in conjunction with exercise of 8,363 warrants	$—	$621
Common stock warrant liability recorded in conjunction with February 2015 Offering	$12,033	$—
Issuance of Class A common stock to related party for conversion of subordinated debt and accrued interest	$4,238	$—
Consideration transferred to Elemental Energy LLC	$1,244	$—
Change in common stock warrant liability in conjunction with exercise/extinguishment of 1,328,004 warrants	$7,258	$—
Common stock subscribed	$900	$—

See accompanying notes.

Notes to Condensed Consolidated Financial Statements

1. Organization, Nature of Operations, and Principles of Consolidation

Real Goods Solar, Inc. (the “Company” or “RGS”) is a residential and small commercial solar energy engineering, procurement, and construction firm.

Discontinued Operations

During 2014, the Company committed to a strategic shift of its business resulting in a plan to sell certain net assets and rights, and the attrition of substantially completed contracts over the following twelve months comprising its large commercial installations business. Accordingly, the assets and liabilities, operating results, and operating and investing activities cash flows for the entire commercial segment are presented as a discontinued operation, separate from the Company’s continuing operations, for all periods presented in these condensed consolidated financial statements and footnotes, unless indicated otherwise. See Note 11. Discontinued Operations.

Liquidity and Financial Resources Update

In recent years, the Company has reported recurring operating losses and negative cash from operations, resulting in not paying vendors on a timely basis. To address these circumstances, the Company has taken actions designed to position the Company to improve its financial condition and to operate profitably in the future including (i) exiting the large commercial segment, which was operating at a significant operating and cash flow loss, (ii) reducing its operating cost infrastructure through reductions in its workforce and implementing new commission and marketing spend programs, (iii) arranging for new capital with its June 2015 Offering and the February 2015 Offering (together the “2015 Offerings”) of Class A common stock and warrants resulting in aggregate of approximately $16.5 million and (iv) converting the subordinated debt to equity. However, if planned operational and sales initiatives are not successful in significantly reducing historical loss from operations, the Company may not have sufficient funds to repay any outstanding borrowings as they come due or to fund its operating cash needs for the next twelve months. Such a situation would likely arise if the Company (i) is unsuccessful in its efforts to increase its sales and resulting revenue, (ii) encounters unplanned operational difficulties or (iii) if the timing of collection of accounts receivable and payments of accounts payable are significantly different than anticipated. If these circumstances arise the Company would be required to obtain financing from another source or raise additional capital through debt or equity financing. While the Company has been successful in the past in obtaining new financing, there is no assurance that it will be able to raise additional funds in the future.

The Company has used a portion of the proceeds from the 2015 Offerings to reduce its accounts payable which has resulted in the reported cash outflow from operations for the six months ended June 30, 2015.

The Company has prepared its business plan for 2015, taking into account (i) the proceeds from the 2015 Offerings', (ii) anticipated timing of vendor payments for existing accounts payable and for new solar panels, (iii) anticipated timing for sales and installation of solar energy systems, (iv) anticipated timing of collection of accounts receivable, and (v) its operating cost structure following the implementation of cost improvement actions. The Company's objectives in preparing this plan included (i) further reducing its fixed operating cost infrastructure, commencing during the first quarter of 2015, in order to reduce the required level of future revenue for profitable operations and (ii) reducing the Company's present operating losses, with the intention of returning the Company to profitable operations in the future. Elements of this plan include, among others, (i) realizing operating costs savings from reductions in staff, (ii) the positive impact of the strategic decision to exit the large commercial segment which operated at both a substantial cash and operating loss, (iii) moving towards an optimized field and e-sales force, (iv) optimizing the Company's construction capability through authorized third-party integrators to realize the revenue from installation of the Company's backlog and minimize the impact on gross margin of idle construction crew time, (v) changing the mix of marketing expenditures to achieve a lower cost of acquisition than that employed in prior periods, and (vi) continuing internal efforts to convert the Company's accounts receivable to cash.

The Company believes that as a result of (i) raising access to additional capital, (ii) renewing its credit facilities on improved terms, and (iii) the actions it has already implemented to reduce its fixed operating cost infrastructure, the Company has sufficient financial resources to operate for the ensuing 12 months. However, if planned operational and sales initiatives are not successful in significantly reducing historical loss from operations, which would arise were the Company unsuccessful in its efforts to increase its sales, installations of solar energy systems and resulting revenue or if the Company encounters unplanned operational difficulties, or if the timing of collection of accounts receivable and payments of accounts payable are significantly different than anticipated, the Company may not have sufficient funds to repay any outstanding borrowings as they come due or to fund our operating cash needs for the next twelve months. These circumstances would require obtaining financing from another source or raise additional capital through debt or equity financing. While the Company has been successful in the past in obtaining new financing, there is no assurance that it will be able to raise any new funds in the future.

The Company had total cash and available borrowings as follows:

(in thousands)	August 6, 2015	June 30, 2015	December 31, 2014
Cash plus availability under current borrowing base	$1,325	$6,058	$3,001
Cash plus availability under maximum allowed borrowing base	$3,012	$6,310	$3,097

2. Significant Accounting Policies

The Company made no changes to its significant accounting policies during the six months ended June 30, 2015.

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company’s management in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in compliance with the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, these unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of our management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the expected results for the year ending December 31, 2015. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014. Intercompany balances and transactions have been eliminated.

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

Common Stock Warrant Liability

The Company accounts for common stock warrants and put options in accordance with applicable accounting guidance provided in Financial Accounting Standards Board (“FASB”) ASC 480, Liabilities – Distinguishing Liabilities from Equity, as either liabilities or as equity instruments depending on the specific terms of the warrant agreement. Certain of the Company’s warrants are accounted for as liabilities due to provisions either allowing the warrant holder to request redemption, at the intrinsic value of the warrant, upon a change of control and/or providing for an adjustment to the number of shares of the Company’s Class A common stock underlying the warrants and the exercise price in connection with dilutive future funding transactions. The Company classifies these derivative liabilities on the condensed consolidated balance sheets as long term liabilities, which are revalued at each balance sheet date subsequent to their initial issuance. The Company used a Monte Carlo pricing model to value these derivative liabilities. The Monte Carlo pricing model, which is based, in part, upon unobservable inputs for which there is little or no market data, requires the Company to develop its own assumptions.

The following table reflects original assumptions for common stock warrant liability issued in the first quarter of 2015.

Date of issuance	Exercise Price	Closing Market Price	Risk-free Rate	Market Price Volatility	Remaining Term (years)	Expected dividend yield	Probability of change in control
February 26, 2015	$0.50	$0.45	1.62%	102.5%	5.50	0.0%	15.0%
March 17-31, 2015	variable	$0.45	0.03%	190.0%	0.21	0.0%	NA

The following table reflects assumptions for common stock warrants liability outstanding as of June 30, 2015.

Date of issuance	Exercise Price	Closing Market Price	Risk-free Rate	Market Price Volatility	Remaining Term (years)	Expected dividend yield	Probability of change in control
June 3, 2013	$14.26	$2.23	1.01%	133.0%	2.93	0.0%	15.0%
November 15, 2013	$68.20	$2.23	1.28%	121.0%	3.88	0.0%	15.0%
July 9, 2014	$63.80	$2.23	1.63%	116.0%	4.52	0.0%	15.0%
November 18, 2014	$16.20	$2.23	1.96%	104.0%	6.39	0.0%	NA
February 26, 2015	$3.29	$2.23	1.46%	110.7%	5.16	0.0%	15.0%
March 17-31, 2015	variable	$2.23	0.28%	129.0%	0.09	0.0%	NA

a)	The June 2015 Offering included warrants that are not derivative liabilities

To reflect changes in the fair values of its outstanding warrants, the Company recorded to its common stock warrant liability, a net noncash decrease of $4.5 million and an increase of $6.1 million during the three months ended June 30, 2015 and 2014, respectively and noncash decreases of $6.3 million and $1.4 million during the six months ended June 30, 2015 and 2014, respectively. In the event warrants are exercised or expire without being exercised, the fair value is reduced by the number of warrants exercised or expired multiplied by the fair value of each warrant at the time of exercise or expiration, with a credit to additional paid-in capital.

The table below summarizes the Company’s warrant activity, adjusted to reflect the one-for-twenty reverse stock split on May 18, 2015 for the six months ended June 30, 2015:

	2013 & 2014 Issuances	2015 Issuances	Total
Warrants outstanding at December 31, 2014	406,736	-	406,736
Issuances	-	4,146,681	4,146,681
Anti-dilution adjustments	184,931	-	184,931
Exchanged for common stock	-	(1,147,805)	(1,147,805)
Exercised/extinguished	(4,132)	(2,805,887)	(2,810,019)
Warrants outstanding at June 30, 2015	587,535	192,989	780,524

	2013 & 2014 Issuances	2015 Issuances	Total
Value of warrants at December 31, 2014	$2,491	$-	$2,491
Value of warrants issued	-	12,033	12,033
Adjustment for warrants exercised/extinguished	(3)	(7,255)	(7,258)
Changes in fair value, net	(1,804)	(4,460)	(6,264)
Value of warrants at June 30, 2015	$684	$318	$1,002

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

 The following tables summarize the basis used to measure certain financial assets and liabilities at fair value on a recurring basis in the condensed consolidated balance sheets:

Balance at June 30, 2015 (in thousands)	Total	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Common stock warrant liability	$1,002	$—	$—	$1,002

For the Company’s Level 3 measures, which represent common stock warrants, fair value is based on a Monte Carlo pricing model that is based, in part, upon unobservable inputs for which there is little or no market data, requiring the Company to develop its own. The Company used a market approach to valuing these derivative liabilities.

The following table shows the reconciliation from the beginning to the ending balance for the Company’s common stock warrant liability measured at fair value on a recurring basis using significant unobservable inputs (i.e. Level 3) for the three months ended June 30, 2015:

(in thousands)	Fair Value Measurements Using Significant Unobservable Inputs
Fair value of common stock warrant liability at December 31, 2014	$2,491
Issuance of common stock warrants	12,033
Change in the fair value of common stock warrant liability, net	(6,264)
Adjustment for warrants exercised/extinguished	(7,258)

Fair value of common stock warrant liability at June 30, 2015	$1,002

Recently Issued Accounting Standards

ASU 2015-11

On July 22, 2015, the FASB issued ASU 2015-11,1 which requires the Company to measure most inventory “at the lower of cost and net realizable value,” thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market (market in this context is defined as one of three different measures). The ASU will not apply to inventories that are measured by using either the last-in, first-out (LIFO) method or the retail inventory method (RIM). The Company is assessing the impact of ASU 2015-03 on its consolidated financial statements.

ASU 2015-01

On February 18, 2015, the FASB issued Accounting Standards Update No. 2015-01 (“ASU 2014-15”), Income Statement-Extraordinary and Unusual Items (Subtopic 225-20). The Update eliminates the concept of extraordinary item. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, however early adoption is permitted. The Company is assessing the impact of ASU 2015-03 on its consolidated financial statements.

ASU 2015-03

On April 7, 2015, the FASB issued Accounting Standard Update No. 2015-03 (“ASU 2015-03”), Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. For public business entities, the standard is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. For all other entities, the standard is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. Early adoption is permitted for financial statements that have not been previously issued. The new guidance will be applied on a retrospective basis. The Company is assessing the impact of ASU 2015-03 on its consolidated financial statements.

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

The amendments in ASU 2014-15 are effective for the Company on January 1, 2017, with early application permitted for unissued financial statements. The Company is assessing the impact of ASU 2014-15 on its consolidated financial statements.

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

3. Revolving Line of Credit

Under a loan agreement, as amended (the “SVB Loan”), with Silicon Valley Bank, the Company has a revolving line of credit that provides for advances not to exceed $5.0 million based upon a borrowing base availability of 75% of eligible accounts receivable as defined in the SVB Loan. Borrowings bear interest at the greater of (a) the greater of the bank’s prime rate or 4.00%, plus 4.00%, and (b) 8.00%. The amended maturity date for the SVB Loan is currently March 15, 2016. The line of credit has a facility fee of 0.5% per year of the average daily unused portion of the available line of credit during the applicable calendar quarter. The Company may reserve up to $500,000 for stand-by letters of credit under the line of credit. The SVB Loan contains various covenants, including a covenant requiring compliance with a liquidity ratio. As of June 30, 2015 and December 31, 2014, the Company had a line of credit outstanding of $4.0 million and $4.4 million, respectively, accruing interest at 8% per annum as of June 30, 2015.

4. Related Party Transactions

On June 24, 2015, the Company entered into a Conversion Agreement (the “Conversion Agreement”) with Riverside Fund III, L.P. (“Riverside Lender”), an entity affiliated with Riverside, to convert notes payable with a principal balance of $3.15 million plus accrued interest of $1.1 million into 1,288,156 shares of the Company’s Class A common stock using a conversion ratio equal to $3.29 per share; the closing price of the Class A common stock on June 23, 2015 (the “Conversion”). The shares of Class A common stock issued to Riverside were in full satisfaction of the outstanding principal and accrued interest.

Pursuant to the Conversion Agreement the Company is required to file, within 45 days after the effective date of the Conversion, a registration statement on Form S-3 to register for resale the shares of Class A common stock issued in the Conversion and any shares of Class A common stock held by the Riverside Lender’s affiliates. The registration statement must be effective within 120 days after the effective date of the Conversion. On August 10, 2015, the Company filed a registration statement on Form S-3 to satisfy this obligation.

Riverside is currently the Company’s largest shareholder and holds approximately 13.7% of the Company’s issued and outstanding shares of Class A common stock as of June 30, 2015. Pursuant to the terms of a Shareholders Agreement, Riverside has the right to designate a certain number of individuals for appointment or nomination to our Board of Directors, tied to its ownership of the Company’s Class A common stock.

5. Commitments and Contingencies

The Company leases offices and warehouse space through non-cancelable operating leases. Some of these leases contain escalation clauses, based on increases in property taxes and building operating costs, and renewal options ranging from one month to five years.

The Company also leases a fleet of vehicles classified as operating leases. The lease terms range from 36 to 60 months.

The following schedule represents the remaining future minimum payments of all leases as of June 30, 2015:

(in thousands)
2015	$517
2016	747
2017	164
2018 and thereafter	86

$1,514

The Company incurred rent expense of $0.3 million and $0.3 million for the three months ended June 30, 2015 and 2014, respectively; and $0.6 million and $0.5 million for the six months ended June 30, 2015 and 2014, respectively

The Company is subject to risks and uncertainties in the normal course of business, including legal proceedings; governmental regulation, such as the interpretation of tax and labor laws; and the seasonal nature of its business due to weather-related factors. The Company has accrued for probable and estimable costs that may be incurred with respect to identified risks and uncertainties based upon the facts and circumstances currently available. Due to uncertainties in the estimation process, actual costs could vary from the amounts accrued.

From time to time, we are involved in legal proceedings that we consider to be in the normal course of business.

On July 9, 2014, the Company completed a PIPE offering of approximately $7.0 million at a price per share of $48.00 ($2.40 pre-reverse split). Subsequently, the Company’s stock price has declined to $2.23 as of June 30, 2015 and four of the investors that participated in the offering (out of approximately 20 total investors that participated in the offering) have asserted claims against the Company in three separate lawsuits alleging certain misrepresentations and omissions in the offering. Effective July 15, 2015 the Company settled with the four investors and recorded a charge to operations $0.5 million, in recognition of the loss contingency for the July 2014 PIPE offering. This charge is equal to the retention under the Company’s 2014-15 Officers and Directors liability insurance policy.

On June 29, 2015, Real Goods Solar, Inc. received a subpoena from the U.S. Securities and Exchange Commission requesting the production of documents, records and information related to an investigation into the Company’s July 9, 2014 PIPE offering. The Company believes that it has complied fully with all applicable laws, rules and regulations, and intends to cooperate fully with the government’s investigation. At this time, the Company is unable to determine the potential impact, if any, that will result from this investigation. If the Company, its officers or its directors are deemed to have violated the securities laws, the U.S. Securities and Exchange Commission may seek various remedies against them.

The Company recently received a letter from the owner of a large photovoltaic system built by the Company’s commercial division in 2012, that is claiming the system has significant defects and proposing to conduct repairs estimated to cost approximately $1.7 million. Based on the information currently available, the Company believes that the repairs proposed by the owner are excessive. The Company has recorded a reserve of $0.3 million, which it believes is a more reasonable estimate of the cost of any remediation.

6. Shareholders’ Equity

The following transactions were completed during the six months ended June 30, 2015:

June 2015 Offering

On June 26, 2015, the Company closed an offering of $5 million of units, each consisting of one share of Class A common stock and one Series F warrant to purchase 30% of one share of Class A common stock (the “June 2015 Offering”). The Company sold the units at a purchase price of $3.65 per unit.

In connection with the June 2015 Offering, on June 30, 2015, the Company authorized the issuance of the common stock to the investors and the escrow for the entire $5.0 million of units. Due to the lateness of the day on June 30, 2015, 813,242 shares of Common Stock were delivered to investors by the Company’s transfer agent, 310,046 were delivered to an escrow account for future delivery to investors and 8,630,136 shares were delivered to an escrow account for the one-time “reset” adjustment described below. On July 1, 2015 the, and the remaining shares were delivered to investors. The Company received net proceeds totaling $4.4 million (proceeds of $5.0 million less costs of $0.6 million) consisting of $3.7 million placed into escrow for the benefit of the Company on June 30, 2015 and $0.9 million transferred directly from the placement agent on July 1, 2015. The funds placed into escrow for the benefit of the Company is included in Cash and cash equivalents on the Condensed Consolidated Balance Sheet as of June 30, 2015. The amount received by the Company on July 1, 2015 is shown as Stock subscriptions receivable and Common Stock - Subscribed on the Condensed Consolidated Balance Sheet as of June 30, 2015.

On July 9, 2015 the Company completed the one-time “reset” adjustment of (i) the number of shares of Class A common stock, and (ii) the exercise price of the Series F warrants to purchase Class A common stock issued in the June 2015 Offering. As a result of the reset adjustment, the purchase price of Class A common stock in the June 2015 Offering was reset at $1.2432 per share and the exercise price of the Warrants was adjusted to $1.2432 per share. As a result of the adjustment, an additional 2,652,020 shares of Class A common stock were delivered to June 2015 Offering investors from the escrow established with the Company’s transfer agent. The remaining 5,978,117 shares held in escrow that were not delivered to investors in connection with the reset adjustment were released to the Company and cancelled. In the accompanying Statement of Changes in Stockholders’ Equity, the number of issued shares at June 30, 2015 reflect the actual shares issued to investors for these transactions and do not include excess shares temporarily held by the escrow agent at June 30, 2015 until the reset adjustment was made on July 9, 2015.

Series A and Series C Warrant Exchange for Common Stock

On June 25, 2015, the Company entered into separate Exchange Agreements (each, an “Exchange Agreement”) with two holders of the Company’s Series A Warrants and Series C Warrants (together, the “Warrants”) originally issued in the Company’s February 2015 Offering (each, a “Holder”), pursuant to which the Company agreed to exchange all the Warrants for shares of the Company’s Class A common stock. Under terms of the Exchange Agreement, at closing, the Company and Holders agreed to exchange all Warrants held by the Holders for shares of Class A common stock equal to 115% of the shares of Class A common stock issuable upon exercise of the Warrants (the “Exchange”). The Exchange Agreements prohibited the Company from delivering any shares to a Holder if after such delivery the Holder together with the other “attribution parties” collectively would beneficially own in excess of 9.99% of the number of shares of Class A common stock outstanding immediately after giving effect to such exchange. The Company was contractually obligated to issue the shares of Class A common stock issuable in the exchange post-closing at such time and in such amount as requested by each Holder in accordance with the terms of the Exchange Agreement.

On June 25, 2015, one Holder exchanged 73,382 Warrant shares for 84,390 shares of Class A common stock. Between July 1, 2015 and July 7, 2015, the other Holder exchanged 1,081,403 Warrant shares for 1,243,614 shares of Class A common stock. In connection with the Exchange Agreement, Company recorded an inducement loss of $0.1 million related to the 15% exchange premium and loss on early extinguishment of debt associated with the common stock warrant liability of $0.4 million. These losses are included in Change in valuation of warrants on the Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2015. In the accompanying Statement of Changes in Stockholders’ Equity, the number of issued shares at June 30, 2015 reflect the actual shares issuable to warrant holders for these transactions.

Conversion of Debt to Equity

On June 24, 2015, the Company entered into the Conversion Agreement Riverside Lender to effect the Conversion. The Company issued to Riverside Lender, in full satisfaction of the outstanding principal and accrued interest, the promissory notes in the aggregate of the original principal amount of $3.15 million plus accrued interest of $1.1 million, 1,288,156 shares of the Company’s Class A common stock using a conversion ratio equal to $3.29 per share; the closing price on the Common Stock on June 23, 2015.

To comply with NASDAQ continued listing requirements, the Company would not issue any shares of Common Stock to the Riverside Lender at the closing of the Conversion if such issuance would result in the Riverside (together with its affiliates) holding shares of Common Stock in excess of 19.99% of the Company’s outstanding shares of Common Stock immediately after giving effect to the Conversion (the “Maximum Percentage”) unless and until the Company has first obtained shareholder approval for such issuance. As such the Company issued 910,000 shares on June 25, 2015 and subsequently issued the remaining shares by July 15, 2015. In the accompanying Statement of Changes in Stockholders’ Equity, the number of issued shares at June 30, 2015 reflects the total shares issuable to the Riverside Lender.

Pursuant to the Conversion Agreement the Company is required to file, within 45 days after the effective date of the Conversion, a registration statement on Form S-3 to register for resale the shares of Class A common stock issued in the Conversion and any shares of Class A common stock held by the Riverside Lender’s affiliates. The registration statement must be effective within 120 days after the effective date of the Conversion.

Riverside is currently the Company’s largest shareholder and holds approximately 13.7% of the Company’s issued and outstanding shares of Common Stock as of June 30, 2015.

May 2015 Reverse Stock Split

On May 17, 2015, the Company executed a reverse stock split of all outstanding shares of the Company’s Class A common stock at a ratio of one-for-twenty, whereby twenty shares of Class A common stock were combined into one share of Class A common stock. The reverse split was previously authorized by a vote of the Company’s shareholders on May 12, 2015. The Company did not decrease its authorized shares of capital stock in connection with the reverse stock split. Share amounts are presented to reflect the reverse split in all periods.

February 2015 Offering

On February 26 and February 27, 2015, the Company closed the February 2015 Offering. Each unit consisted of: (i) one share of Class A common stock; (ii) a Series A warrant to purchase share of the Company’s Class A common stock equal to 50% of the sum of the number of shares of Class A common stock purchased as part of the units plus, if applicable, the number of shares of Class A common stock issuable upon exercise in full of the Series E warrants (without regard to any limitations on exercise) described below; (iii) a Series B warrant to purchase shares of the Company’s Class A common stock for a “stated amount” (as described in the offering document); (iv) a Series C warrant to purchase up to 50% of that number of shares of Class A common stock actually issued upon exercise of the Series B warrant; and (v) a Series D warrant to purchase additional shares of Class A common stock in an amount determined on a future reset date after the issuance of the Series D warrant. As more fully described above under Series A and Series C warrant Exchange for common stock, during the second quarter, the Company exchanged shares of Class A common stock for Series A and Series C warrants.

As of June 30, 2015, the Company has realized net proceeds of $10.6 million from the February 2015 Offering.

Employee Option Exercises

During the three and six months ended June 30, 2015, the Company issued no shares of its Class A common stock to employees upon the exercise of stock options. During the six months ended June 30, 2015 and 2014 the Company issued 3,015,886 and 8,363 shares of its Class A common stock pursuant to the exercise of warrants and additional equity funding, respectively.

At June 30, 2015, the Company had the following shares of Class A common stock reserved for future issuance:

Stock options and grants outstanding under incentive plans	141,791
Stock options outstanding under plans not approved by security holders	4,500
Common stock warrants outstanding - derivative liability	603,885
Common stock warrants outstanding - equity security	18,258

Total shares reserved for future issuance	768,434

7. Share-Based Compensation

During the six months ended June 30, 2015, the Company granted 85,231 stock options and cancelled 37,065 stock options versus grants of 97,150 stock options and cancellations of 75,420 stock options during the six months ended June 30, 2014, under its 2008 Long-Term Incentive Plan. The new stock options vest at 2% per month for the 50 months beginning with the first day of the eleventh month after date of grant.

Options issued to the Company’s Board of Directors under its 2008 Long-Term Incentive Plan vest in 8.33% quarterly installments on the first day of each calendar quarter beginning on April 1, 2015 and ending on April 1, 2018, when the options become fully vested.

Total share-based compensation expense recognized was $0.2 million and $0.4 million during the three months ended June 30, 2015 and 2014, respectively, and $0.4 million and $0.6 million during the six months ended June 30, 2015 and 2014, respectively. Share-based compensation expense is reported separately on the Company’s condensed consolidated statements of operations.

8. Income Taxes

The Company performed assessments of the realizability of its net deferred tax assets generated during each reporting period, considering all available evidence, both positive and negative. As a result of these assessments, the Company concluded that it was more likely than not that none of its net deferred tax assets would be recoverable through the reversal of temporary differences and near term normal business results. The Company, during the six months ended June 30, 2015 and 2014, increased its valuation allowance by $3.0 million and $9.9 million, respectively. The Company recognized no income tax benefit for losses incurred during the three and six months ended June 30, 2015.

9. Net Income (Loss) Per Share

Basic net income/(loss) per share excludes any dilutive effects of options or warrants. The Company computes basic net income/(loss) per share using the weighted average number of shares of its Class A common stock outstanding during the period. The Company computes diluted net income/(loss) per share using the weighted average number of shares of its Class A common stock and common stock equivalents outstanding during the period. The Company excluded common stock equivalents of 0.8 million and 0.5 million for the three months ended June 30, 2015 and 2014, respectively, and 0.8 million and 0.5 million for the six months ended June 30, 2015 and 2014, respectively, from the computation of diluted net loss per share because their effect was antidilutive.

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2015	2014	2015	2014
Net income/(loss):
Income/(loss) from continuing operations	$1,575	$1,684	$(1,977)	$(10,352)
Loss from discontinued operations	(133)	(23,039)	(315)	(25,831)
Net income/(loss)	$1,442	$(21,355)	$(2,292)	$(36,183)
Weighted average shares for basic and diluted net loss per share:
Weighted average shares for basic net loss per share	5,011	2,304	3,947	2,217
Effect of dilutive securities - weighted average of stock options, restricted stock awards, and warrants	—	—	—	—
Weighted average shares for basic and diluted net loss per share	5,011	2,304	3,947	2,217

Net income/(loss) per share – basic and diluted:
Income/(loss) from continuing operations	$0.31	$.73	$(0.50)	$(4.67)
Loss from discontinued operations	(0.03)	(10.00)	(0.08)	(11.65)
Net income/(loss)	$0.28	$(9.27)	$(0.58)	$(16.32)

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

Financial information for the Company’s segments and a reconciliation of the total of the reportable segments’ income/(loss) from operations (measures of profit or loss) to the Company’s consolidated net income/(loss) are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Net revenue:
Residential	$11,110	$15,943	$17,967	$29,217
Sunetric (a)	3,617	3,071	7,370	3,071
Other	—	622	—	1,115
Consolidated net revenue	14,727	19,636	25,337	33,403
Income/(loss) from operations:
Residential	(509)	(1,771)	(2,978)	(3,952)
Sunetric (a)	162	(149)	(151)	(149)
Other	(2,549)	(3,458)	(4,914)	(8,418)
Consolidated loss from continuing operations	(2,896)	(5,378)	(8,043)	(12,519)
Reconciliation of consolidated loss from operations to consolidated net loss:
Other income	147	-	147	-
Interest expense	(144)	(234)	(369)	(456)
Change in valuation of warrants	4,509	6,082	6,264	1,415
Income tax (expense)/benefit	(41)	1,214	24	1,208
Loss from discontinued operations, net of tax	(133)	(23,039)	(315)	(25,831)
Net income/(loss)	$1,442	$(21,355)	$(2,292)	$(36,183)

(a)	Sunetric 2014 amounts are for the period of May 14, 2014, the acquisition date, through June 30, 2014.

The following is a reconciliation of reportable segments’ assets to the Company’s consolidated total assets. The Other segment includes certain unallocated corporate amounts.

(in thousands)	June 30, 2015	December 31, 2014
Total assets – continuing operations:
Residential	$17,915	$17,183
Sunetric	5,829	7,430
Other	5,902	984
	$29,646	$25,597
Total assets – discontinued operations:
Commercial	4,283	9,509
	$33,929	$35,106

11. Discontinued Operations

The following is a reconciliation of the major line items constituting pretax loss of discontinued operations to the after-tax loss of discontinued operations that are presented in the condensed consolidated statements of operations as indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Major line items constituting pretax loss of discontinued operations:
Net revenue	$486	$15,544	$909	$23,920
Cost of goods sold	331	16,183	579	24,079
Selling and operating	190	1,533	450	3,465
General and administrative	34	—	108	—
Stock option compensation	—	1,392	—	1,392
Acquisition related costs	—	438	—	1,629
Restructuring costs	31	—	31	—
Depreciation and amortization	33	271	56	420
Goodwill and other asset impairments	—	18,766	—	18,766
Pretax loss of discontinued operations	(133)	(23,039)	(315)	(25,831)
Income tax benefit	—	—	—	—
Loss on discontinued operations	$(133)	$(23,039)	$(315)	$(25,831)

The following is a reconciliation of the carrying amounts of major classes of assets and liabilities of the discontinued operations to the total assets and liabilities of the discontinued operations presented separately in the condensed consolidated balance sheets as indicated:

(in thousands)	June 30, 2015	December 31, 2014

Carrying amounts of major classes of assets included as part of discontinued operations:
Current assets:
Accounts receivable, net	$1,724	$6,223
Costs in excess of billings on uncompleted contracts	1,378	1,841
Inventory, net	135	242
Deferred costs on uncompleted contracts	—	42
Other current assets	109	79

Total major classes of current assets of the discontinued operations	3,346	8,427

Noncurrent assets:
Property and equipment, net	—	45
Other noncurrent assets	937	1,037

Total noncurrent assets of discontinued operations	937	1,082

Total assets of the discontinued operations in the balance sheet	$4,283	$9,509

Carrying amounts of major classes of liabilities included as part of discontinued operations:
Current liabilities:
Accounts payable	$2,570	$4,977
Accrued liabilities	2,552	2,608
Billings in excess of costs on uncompleted contracts	154	373
Deferred revenue and other current liabilities	36	26

Total current liabilities of discontinued operations	5,312	7,984

Noncurrent liabilities:
Other liabilities	227	327

Total major classes of noncurrent liabilities of the discontinued operations	227	327

Total liabilities of the discontinued operations in the balance sheet	$5,539	$8,311

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We generally recognize revenue from solar energy systems sold to our customers when we install the solar energy system. Our business requires that we incur costs of acquiring solar panels and labor to install solar systems on our customer rooftops up-front and receive cash from customers thereafter. As a result, during periods when we are increasing sales, we expect to have negative cash flow from operations, a portion of which we offset with borrowings under our line of credit. We account for our leases of solar energy systems as sales-type leases.

Backlog

Backlog represents the dollar amount of revenue that we may recognize in the future from signed contracts to install solar energy systems that have not yet been installed without taking into account possible future cancellations. Backlog is not a measure defined by GAAP, and is not a measure of contract profitability. Our methodology for determining backlog may not be comparable to methodologies used by other companies in determining their backlog amounts. The backlog amounts we disclose include anticipated revenues associated with: (1) the original contract amounts; (2) change orders for which we have received written confirmations from the applicable customers, and (3) net of cancellations.

Backlog may not be indicative of future operating results, and projects in our backlog may be cancelled, modified or otherwise altered by customers. We can provide no assurance as to the profitability of our contracts reflected in backlog.

The following table summarizes changes to our backlog by segment during the six month period ended June 30, 2015:

(in thousands)	Residential	Sunetric	Totals
Backlog of December 31, 2014	$39,726	$21,818	$61,544
Bookings from new awards (“Sales”)	5,237	4,364	9,601

Cancellations and reductions on existing contracts	(9,048)	(5,946)	(14,994)
Amounts recognized in revenue upon installation	(6,728)	(3,752)	(10,480)
Backlog at March 31, 2015	29,187	16,484	45,671
Bookings from new awards (“Sales”)	5,136	1,110	6,247

Cancellations and reductions on existing contracts	(5,773)	(1,300)	(7,073)
Amounts recognized in revenue upon installation	(10,997)	(3,670)	(14,668)
Backlog at June 30, 2015	$17,553	$12,624	$30,177

We have experienced a high level of contract cancellations during the first and second quarters of 2015, which we attribute to the fact that our financial conditions during the quarters, as previously disclosed, limited our access to solar panels, and we were not able to install solar energy systems in a time frame to satisfy certain customers. In assessing this, we have determined that for optimum internal operations, and customer satisfaction, that a backlog equivalent to a few months of sales is optimal. Further, we have determined that our sales efforts should be broadened to additional states to minimize the impact of weather on our seasonal results, and to better balance the construction capacity of our internal and third-party installers.

We did not emphasize originating new sales during the first half of 2015 as making material additions to the size of our existing backlog during a period where we were experiencing extended times for installing signed contracts was not considered an effective strategy. These delays were in part a result of financial limitations on our ability to acquire access to solar panels. Also, during this period, we were pursuing tactics to transform our sales and marketing functions for improved sales efficiency in future periods; our strategy has been to emphasize new sales once these transformations were complete and our financial position improved, thereby allowing us greater access to solar panels through vendors and anticipated greater customer receptivity because of an improved financial position. During this period, the size of our outside field sales organization was significantly reduced; in the residential segment as a result of the new sales and marketing approach and, in the Sunetric segment, because of actions by the local utility that limited sales opportunities. Further, our programs to pay third parties for customer leads have been materially curtailed.

We continue to expand the size of our e-sales call-center based sales organization to increase our future sales awards, both for our current states of operation and new states where we may operate in future periods. Our customers currently finance their acquisition of solar systems using their own cash, a loan they receive from a financial provider, or a lease provided by either us or a third party lease financier. We believe that to be successful in increasing our sales and resultant revenue, we need to:

•	Expand the size of our call center sales organization.
•	Expand the size of our east coast residential and Sunetric field sales organizations.
•	Expand our digital marketing program, as well as expend greater amounts to generate customer leads while achieving our desired cost of acquisition.
•	Make available to our customers additional third-party providers to finance customer acquisitions of our solar systems.
•	Expand the size of our residential east coast and Sunetric construction organization.
•	Expand our network of authorized third party installers, including potential new states of operations.
•	Commence sales into new states of operations.

We believe we have adequate financial resources to continue our pursuit of the above tactics. We compete with larger, better-financed firms for customers, employees, and the services of third party financiers and installers and, accordingly, there can be no assurance that we will be successful in meeting our goals for increasing sales and revenue.

As we execute the tactics above designed to increase future revenue, we will incur up-front costs for sales and marketing and, accordingly, we expect that during the remainder of 2015, our selling and operating expenses will increase in dollar amount and as a percentage of revenue.

Recent Developments

During 2015, in conjunction with our plans to position the Company for future profitable operations, we have:

•	Arranged the 2015 Offerings to raise $16.5 million, before offering expenses, of new capital.
•	Renewed our revolving bank facility for one year.
•	Eliminated our subordinated debt by converting all outstanding amounts into Class A common stock.
•	Extinguished a portion of the common stock warrant liability to reduce future volatility
•	Reduced and realigned our workforce and closed offices in California to reduce fixed operating cost infrastructure.
•	Modified our commission plans and marketing spend plans to be cost efficient.
•	Entered into arrangements with third party installers under programs that will reduce our investment in working capital for transactions.
•	Entered into an arrangement with a financier to acquire leases to be originated in future periods to reduce the working capital required for leasing transactions.

Critical Accounting Policies and Estimates

There were no material changes to our critical accounting policies or estimates during the six months ended June 30, 2015 from those disclosed in our annual report on Form 10-K for the year ended December 31, 2014.

Results of Operations

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Net revenue. Net revenue decreased $4.9 million, or 25%, to $14.7 million during the three months ended June 30, 2015 from $19.6 million during the three months ended June 30, 2014. Net revenue for our residential segment decreased $4.8 million, or 30.3%, to $11.1 million during the three months ended June 30, 2015 from $15.9 million during three months ended June 30, 2014, principally due to the state rebates expiring in Colorado and Missouri markets, which made up 25% of our revenue in the second quarter of 2014, and our subsequent exit from these markets. The residential segment decreased megawatts installed by 1.6 megawatts, or 37.3%, to 2.60 megawatts during the three months ended June 30, 2015 from 4.15 megawatts during the three months ended June 30, 2014. The Sunetric segment increased megawatts installed by 0.23 megawatts, or 34.2%, to 0.9 megawatts during the three months ended June 30, 2015 from 0.67 megawatts for the period May 14, 2014, the acquisition date, through June 30, 2014.

Gross profit. Gross profit decreased $2.1 million, or 45.6%, to $2.4 million or 16.6% of net revenue during the three months ended June 30, 2015 from $4.5 million or 22.9% of net revenue during the three months ended June 30, 2014. Gross profit for our residential segment decreased $1.8 million, or 52%, to $1.7 million or 15.2% of net revenue during the three months ended June 30, 2015 from $3.5 million or 22% of net revenue during the three months ended June 30, 2014. The decrease in the residential segment’s gross profit margin percentage was due (i) the proportionate greater absorption of fixed costs associated with the decline in revenue of $4.9 million from the prior year quarter, and (ii) an increase in customer cancellations. Gross profit for our Sunetric segment was $0.8 million or 21% of net revenue during the three months ended June 30, 2015 as compared to $0.8 million or 26.3% of net revenue for the period May 14, 2014, the acquisition date, through June 30, 2014.

Selling and operating expenses. Selling and operating expenses decreased $4.0 million, or 57.8%, to $2.9 million or 19.8% of net revenue during the three months ended June 30, 2015 from $6.9 million or 35.2% of net revenue during the three months ended June 30, 2014. Selling and operating expenses for our residential segment decreased $3.4 million, or 63.8%, to $1.9 million or 17.2% of net revenue during the three months ended June 30, 2015 from $5.3 million or 33.2% of net revenue during the three months ended June 30, 2014. The decrease in the residential segment’s selling and operating expenses was attributable to the reduction of headcount, creating a new commission payout structure, and management’s decision to reduce the costs of customer leads. Selling and operating expenses for our Sunetric segment were $0.6 million or 15.6% of net revenue during the three months ended June 30, 2015 from $0.5 million or 16.9% of net revenue for the period May 14, 2014, the acquisition date, through June 30, 2014.

General and administrative expenses. General and administrative expenses decreased $1.0 million, or 42.9%, to $1.3 million or 8.9% of net revenue during the three months ended June 30, 2015 from $2.3 million or 11.7% of net revenue during the three months ended June 30, 2014. General and administrative expenses for our other segment decreased $1.2 million, or 50.3%, to $1.1 million or 0% of net revenue during the three months ended June 30, 2015 from $2.3 million or 369.6% of net revenue during the three months ended June 30, 2014. The decrease in the other segment’s general and administrative expenses was primarily due to exiting our Retail business and our reduction of headcount.

Litigation expenses. Litigation expenses during the three months ended June 30, 2015 were $0.5 million charge associated with the settlement of the PIPE litigation in July 2015, as more fully described in Note 5. Litigation expense is equal to our retention limit under our 2014-15 Officers and Directors liability insurance policy.

Acquisition-related and other costs. Acquisition-related and other costs were $0.0 million during the three months ended June 30, 2015 and ($0.3) million during the three months ended June 30, 2014, a reversal of previously estimated acquisition costs related to the purchase of Sunetric.

Restructuring costs. Restructuring costs were $0.3 million during the three months ended June 30, 2015 and $0.0 million during the three months ended June 30, 2014. Restructure costs are related to the costs of obtaining a fairness opinion provided and of legal services in connection with the conversion of subordinated debt to equity as well as costs related to the closings of California offices.

Depreciation and Amortization. Depreciation and Amortization were $0.1 million during the three months ended June 30, 2015 and $0.6 million during the three months ended June 30, 2014.

Other income. Other income was $0.1 million in the second quarter of 2015; a reversal of previously accrued interest expense arising from the settlement of a sales tax audit.

Interest expense. Interest expense decreased $0.1 million to $0.1 million during the three months ended June 30, 2015 from $0.2 million during the three months ended June 30, 2014. The decrease reflects a lower weighted average utilization of our line of credit due to the receipt of proceeds from the 2015 Offerings.

Change in valuation of warrants, net. We recorded noncash income of $4.5 million during the three months ended June 30, 2015 compared to $6.1 million during the three months ended June 30, 2014, a decrease of $1.6 million. For the three months ended June 30, 2014, the change in valuation of warrants is comprised of $5.0 million of non-cash change in warrant liability offset by $0.5 million inducement loss on early extinguishment of debt associated with the warrant exchange at June 30, 2015. The change in valuation of warrants is due to decreasing stock prices causing a reduction in the carrying value of the common stock warrant liabilities.

Income tax benefit. Income tax benefit was $0.0 million during the three months ended June 30, 2015 and $1.2 million during the three months ended June 30, 2014. The 2014 income tax benefit represents the portion of the change in the tax valuation allowance related to the preliminary estimated net deferred tax liabilities established as part of the provisional purchase consideration transferred allocation for Sunetric.

Income/(loss) from continuing operations. Our income from continuing operations during the three months ended June 30, 2015 was $1.6 million, or $0.31 per share, as compared to income from continuing operations of $1.7 million, or $0.73 per share, during the three months ended June 30, 2014.

Loss from discontinued operations. Our loss from discontinued operations during the three months ended June 30, 2015 was $0.1 million, or $(0.03) per share, as compared to a loss from discontinued operations of $23.0 million, or $(10.00) per share, during the three months ended June 30, 2014.

Net income/(loss). Our net income during the three months ended June 30, 2015 was $1.4 million, or $0.28 per share, as compared to a net loss of $21.4 million, or $(9.27) per share, during the three months ended June 30, 2014.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Net revenue. Net revenue decreased $8.1 million, or 24.2%, to $25.3 million during the six months ended June 30, 2015 from $33.4 million during the six months ended June 30, 2014. Net revenue for our residential segment decreased $11.2 million, or 38.5%, to $18.0 million during the six months ended June 30, 2015 from $29.2 million during six months ended June 30, 2014, primarily due to exiting the Colorado and Missouri markets. The residential segment decreased megawatts installed by 3.5 megawatts, or 45.3%, to 4.3 megawatts during the six months ended June 30, 2015 from 7.8 megawatts during the six months ended June 30, 2014. The Sunetric segment increased megawatts installed by 1.1 megawatts, or 170.1%, to 1.8 megawatts during the six months ended June 30, 2015 from 0.7 megawatts for the period May 14, 2014, the acquisition date, through June 30, 2014.

Gross profit. Gross profit decreased $4.0 million, or 54.3%, to $3.3 million or 13.2% of net revenue during the six months ended June 30, 2015 from $7.3 million or 21.9% of net revenue during the six months ended June 30, 2014. Gross profit for our residential segment decreased $3.8 million, or 61.2%, to $2.4 million or 13.3% of net revenue during the six months ended June 30, 2015 from $6.2 million or 21.1% of net revenue during the six months ended June 30, 2014. As previously mentioned, the decrease in the residential segment’s gross profit percentage was due to (i) the proportionate greater absorption of fixed costs associated with the decline in revenue of $8.1 million from the prior year 6 months year to date and (ii) an increase in customer cancellations. Gross profit for our Sunetric segment was $1.0 million or 12.9% of net revenue during the six months ended June 30, 2015 as compared to $0.8 million or 26.3% of net revenue for the period May 14, 2014, the acquisition date, through June 30, 2014.

Selling and operating expenses. Selling and operating expenses decreased $5.9 million, or 45.6%, to $7.0 million or 27.6% of net revenue during the six months ended June 30, 2015 from $12.9 million or 38.5% of net revenue during the six months ended June 30, 2014. Selling and operating expenses for our residential segment decreased $5.2 million, or 51.3%, to $4.9 million or 27.5% of net revenue during the six months ended June 30, 2015 from $10.1 million or 34.7% of net revenue during the six months ended June 30, 2014. The decrease in the residential segment’s selling and operating expenses was attributable to the reduction of headcount, creating a new commission payout structure, and management’s decision to reduce the costs of customer leads. Selling and operating expenses for our Sunetric segment were $1.1 million or 13.8% of net revenue during the six months ended June 30, 2015 from $0.1 million or 16.9% of net revenue for the period May 14, 2014, the acquisition date, through June 30, 2014.

General and administrative expenses. General and administrative expenses decreased $1.6 million, or 36.9%, to $2.9 million or 10.9% of net revenue during the six months ended June 30, 2015 from $4.4 million or 13.1% of net revenue during the six months ended June 30, 2014. General and administrative expenses for our Sunetric segment were $0.1 million or 0.8% of net revenue for the period May 14, 2014, the acquisition date, through June 30, 2014. General and administrative expenses for our other segment decreased $1.8 million, or 42.1%, to $2.5 million or 0% of net revenue during the six months ended June 30, 2015 from $4.4 or 392.1% of net revenue during the six months ended June 30, 2014. The decrease in the other segment’s general and administrative expenses was primarily due to exiting our Retail business and our reduction of headcount across the Company.

Acquisition-related and other costs. Acquisition-related and other costs were $0.0 million during the six months ended June 30, 2015 and $0.8 million during the six months ended June 30, 2014 and were comprised of acquisition and integration costs related to Sunetric and Syndicated, respectively.

Restructuring Costs. Restructuring costs were $0.4 million during the six months ended June 30, 2015 and zero during the six months ended June 30, 2014. Restructure costs are related to the costs of obtaining a fairness opinion provided and of legal services in connection with the conversion of subordinated debt to equity as well as costs related to the closings of California offices.

Litigation expenses. Litigation expenses during the six months ended June 30, 2015 were $0.5 million pursuant to our recording a charge associated with the settlement of the PIPE litigation in July 2015, as more fully described in Note 5. Litigation expense is equal to our retention limit under our 2014-15 Officers and Directors liability insurance policy.

Depreciation and Amortization. Depreciation and amortization were $0.3 for the six months ended June 30, 2015 and were $1.2 million during the six months ended June 30, 2014 and reflects the amortization of intangible assets associated with the purchase of Sunetric.

Other income. Other income was $0.1 million in the second quarter of 2015; a reversal of previously accrued interest expense arising from the settlement of a sales tax audit.

Interest expense. Interest expense decreased $0.1 million to $0.4 million during the six months ended June 30, 2015 from $0.5 million during the six months ended June 30, 2014. The decrease reflects a lower weighted average utilization of our line of credit due to the receipt of proceeds from the 2015 Offerings.

Change in valuation of warrants, net. We recorded noncash income of $6.3 million during the six months ended June 30, 2015 compared to $1.4 million during the three months ended June 30, 2014, an increase of $4.9 million. For the six months ended June 30, 2015, the change in valuation of warrants is comprised of $6.8 million of non-cash change in warrant liability offset by $0.5 million inducement loss on early extinguishment of debt associated with the warrant exchange at June 30, 2015. The change in valuation of warrants is due to decreasing stock prices causing a reduction in the carrying value of the common stock warrant liabilities.

Income tax benefit. Income tax benefit was $0.0 million during the six months ended June 30, 2015 and $1.2 million during the six months ended June 30, 2014. The 2014 income tax benefit represents the portion of the change in the tax valuation allowance related to the preliminary estimated net deferred tax liabilities established as part of the provisional purchase consideration transferred allocation for Sunetric.

Loss from continuing operations. As a result of the above factors, our loss from continuing operations during the six months ended June 30, 2015 was $2.0 million, or $(0.50) per share, as compared to a loss from continuing operations of $10.4 million, or $(4.67) per share, during the six months ended June 30, 2014.

Loss from discontinued operations. As a result of the factors discussed above, our loss from discontinued operations during the six months ended June 30, 2015 was $0.3 million, or $(0.08) per share, as compared to a loss from discontinued operations of $25.8 million, or $(11.65) per share, during the six months ended June 30, 2014.

Net loss. Our net loss during the six months ended June 30, 2015 was $2.3 million, or $(0.58) per share, as compared to a net loss of $36.2 million, or $(16.32) per share, during the six months ended June 30, 2014.

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

Liquidity and Capital Resources

Our capital needs arise from working capital required to fund operations, including procurement of materials such as photovoltaic panels and inverters, operating and back office infrastructure, maintenance, expansion and improvement, and future growth. These operating requirements depend on numerous factors, including, the ability to attract new solar energy system installation customers, market acceptance of our product offerings, the cost of ongoing upgrades to our product offerings necessary to remain competitive in the marketplace, the level of expenditures for sales and marketing, the level of investment in support systems and facilities and other factors. The timing and amount of these operating requirements are variable and may fluctuate from time to time, as well as varying based on seasonality. We did not have any material commitments for capital expenditures as of June 30, 2015, and we do not presently have any plans for future material capital expenditures.

As amended, the amount of available credit under the revolving line of credit is $5.0 million, subject to the Borrowing Base (as defined in the SVB Loan) of 75% of Eligible Accounts (as defined in the SVB Loan).

We are required to satisfy the financial covenants as described in the SVB Loan, as of the end of each fiscal quarter. As of June 30, 2015 we were in compliance with these covenants. We believe that we presently have sufficient resources available to operate for the following 12 months, as well as comply with the SVB Loan covenants. However, if planned operational and sales initiatives are not successful in significantly reducing historical loss from operations, which would arise were we unsuccessful in our efforts to increase sales, installation of solar energy systems and resulting revenue or if we encounter unplanned operational difficulties, or if the timing of collection of accounts receivable and payments of accounts payable are significantly different than anticipated, we may not have sufficient funds to repay any outstanding borrowings as they come due or to fund our operating cash needs for the next twelve months. These circumstances would require us to obtain financing from another source or raise additional capital through debt or equity financing. While we have been successful in the past in obtaining new financing, there is no assurance that it will be able to raise any new funds in the future.

During the quarter ended June 30, 2015, we converted $3.15 million of short-term subordinated debt due to an affiliate of Riverside, Riverside Fund III L.P along with $1.1 million of accrued interest into shares of Class A common stock of the company. Pursuant to the terms of a Shareholders Agreement, Riverside has the right to designate a certain number of individuals for appointment or nomination to our board of directors.

The Company had total cash and available borrowings as follows:

For the quarter ended (in thousands)	August 6, 2015	June 30, 2015	December 31, 2014
Cash plus availability under current borrowing base	$1,325	$6,058	$3,001
Cash plus availability under maximum allowed borrowing base	$3,012	$6,310	$3,097

The company has utilized the proceeds of the June Offering to reduce both its accounts payable and accrued liabilities, as well as pay-down its line-of-credit with SVB. The funds from the June Offering provided the company with the ability to repay prior accounts payable sooner than it anticipated when preparing its 2015 business plan. A roll-forward of the company’s cash plus available borrowings from June 30, 2015 through August 6, 2015 is as follows:

Cash and available at June 30, 2015	$6,058
Collections of stock subscriptions receivable	900
Pay-down line-of-credit	(1,226)
Pay-down of prior accounts payable and accrued expenses	(2,466)
Decline in size of borrowing base	(1,232)
Used in operations	(709)
Cash and availability at August 6, 2015	$1,325

The decline in the size of the borrowing base arose from (i) the company not focusing on sales generation during the first half of 2015 as discussed under Backlog and (ii) the current level of solar system installations not being sufficient to increase the size of the borrowing base. If the company is successful with its goal of increasing sales and installations of solar systems, it is expected that the size of the future borrowing base will increase.

We have prepared our business plan for 2015, taking into account (i) the proceeds from the 2015 Offerings' proceeds, (ii) anticipated timing of vendor payments for existing accounts payable and for new solar panels, (iii) anticipated timing of sales and installations of solar systems, (iv) anticipated timing of collection of accounts receivable, and (v) our operating cost structure following the implementation of cost improvement actions. Our objectives in preparing this plan included (i) further reducing our fixed operating cost infrastructure commencing during the first quarter of 2015 in order to reduce the required level of future revenue for profitable operations, and (ii) reducing our present operating losses and with the intention of returning to profitable operations in the future. Elements of this plan include, among others, (i) realizing operating costs savings from reductions in staff, of which substantially all had been achieved by the end of the first quarter of 2015, (ii) the positive impact of the strategic decision to exit the large commercial segment which operated at both a substantial cash and operating loss, (iii) moving towards an optimized field and e-sales force, (iv) optimizing our construction capability for solar energy system installations through authorized third-party integrators to realize the revenue from installation of the backlog and minimize the impact on gross margin of idle construction crew time, (v) changing the mix of marketing expenditures to achieve a lower cost of acquisition than that employed in prior periods, and (vi) continued internal efforts to convert our accounts receivable to cash.

We expect that we will have a cash outflow from operating activities for the balance of the year as we will utilize cash to fund an anticipated increased level of rooftop installations for customers, thereby generating revenue, expand our e-sales and field sales organizations as well as increased marketing spend for lead generation, and also to continue to reduce our present accounts payable.

Cash Flows

The following table summarizes our primary sources (uses) of cash during the periods presented:

	For the Six Months Ended June 30,
(in thousands)	2015	2014
Net cash provided by (used in):
Operating activities – continuing operations	$(12,596)	$(8,785)
Operating activities – discontinued operations	2,139	(15,874)

Operating activities	(10,457)	(24,659)

Investing activities	18	11,419

Financing activities	13,830	2,475

Net increase (decrease) in cash	$3,391	$(10,765)

Continuing Operations

Operating activities. Our operating activities used net cash of $12.6 million and $8.8 million during the six months ended June 30, 2015 and 2014, respectively. Our net cash used in operating activities during the six months ended June 30, 2015 was due to our net loss decreased by noncash items of $5.5 million and a net increase in working capital assets and liabilities of $5.1 million. The change in noncash items was primarily related to a gain recognized on the change in valuation of warrants, while the increase in working capital assets and liabilities were primarily related to management efforts to reduce inventory, pay down aged accounts payable and grow our lease portfolio. Our net cash used in operating activities during the three months ended June 30, 2014 was primarily due to our net loss increased by noncash items of $1.0 million and a decrease in working capital assets and liabilities of $0.6 million.

Investing activities. During the six months ended June 30, 2015, we received proceeds of $0.2 million for the sale of equipment that was offset by the acquisition of property and equipment. During the six months ended June 30, 2014, our investing activities provided net cash of $11.4 million consisting of $12.0 million from acquired businesses, offset by the acquisition of property and equipment.

Financing activities.  Our financing activities provided net cash of $13.9 million and $0.4 million during the six months ended June 30, 2015 and 2014, respectively. Our net cash provided by financing activities during the six months ended June 30, 2015 reflected the net proceeds on the issuance of Class A common stock and warrants of $14.1 million offset by net repayments against our revolving line of credit of $0.3 million. Our net cash provided by financing activities during the six months ended June 30, 2014 reflected the net proceeds on the issuance of Class A common stock and warrants of $3.0 million and proceeds of $0.5 million from the exercise of warrants and options offset by the repayment of $1.0 million to a related party term note.

Discontinued Operations

Operating activities. Our operating activities provided net cash of $2.1 million and used $15.9 million during the six months ended June 31, 2015 and 2014, respectively. Our net cash provided by operating activities during the six months ended June 30, 2015 was primarily due to our net loss, increased by a reduction in accounts receivable and costs in excess of billings of $5.0 million, and offset by an increase of $2.7 million in liabilities. Our net cash used in operating activities during the six months ended June 30, 2014 was primarily due to our net loss decreased by the impairment charge of $18.8 million and increased by the net change in working capital assets and liabilities of $8.9 million, attributable to an increase of $4.5 million in accounts receivable and a net decrease in liabilities of $3.0 million.

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

Risk Factors

We caution that there are risks and uncertainties that could cause our actual results to be materially different from those indicated by forward-looking statements that, from time-to-time, we make in filings with the Securities and Exchange Commission, news releases, reports, proxy statements, registration statements and other written communications as well as oral forward-looking statements made by our representatives. These risks and uncertainties include, but are not limited to, those risks set forth in Part II, Item 1A of this report and listed in our Annual Report on Form 10-K for the year ended December 31, 2014. Except for the historical information contained herein, the matters discussed in this analysis are forward-looking statements that involve risk and uncertainties, including, but not limited to, general economic and business conditions, competition, pricing, brand reputation, consumer trends, and other factors which are often beyond our control. We do not undertake any obligation to update forward-looking statements except as required by law.

Investing in our securities involves significant risks. You should carefully read the risk factors set forth in Part II, Item 1A of this report and in the section entitled “RISK FACTORS” in our Annual Report on Form 10-K for the year ended December 31, 2014, which is on file with the Securities and Exchange Commission. Before making an investment decision, you should carefully consider these risks as well as other information we include or incorporate by reference in this prospectus and any prospectus supplement. The risks and uncertainties we have described are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business operations. We do not undertake any obligation to update forward-looking statements except as required by law.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our financial instruments consist primarily of cash and cash equivalents. We are exposed to market risks, which include changes in common stock warrant liability as a result of fluctuations in the price of our Class A common stock and changes in U.S. interest rates and foreign exchange rates. We do not engage in financial transactions for trading or speculative purposes.

At June 30, 2015, the estimated fair value of derivative instruments was $1.0 million. We estimate the fair values of these instruments using the Monte Carlo option pricing model which takes into account a variety of factors, including historical stock price volatility, risk-free interest rates, remaining maturity and the closing price of our Class A common stock. We believe that the assumption that has the greatest impact on the determination of fair value is the closing price of our Class A common stock. The recognition of gain and loss is primarily due to changes in our stock prices resulting in adjustments to the carrying value of the common stock warrant liability. Accordingly, as our stock price goes up, the liability is increased and we record expense, and conversely, when our stock price goes down, the liability is decreased and we record income.

At times, we are exposed to market risk from adverse changes in interest rates with respect to the short-term floating interest rate on borrowings under the SVB Loan. As of June 30, 2015, we had $4.0 million in borrowings outstanding under the SVB Loan. Any borrowings outstanding accrue interest at the greater of (i) the greater of (a) the bank’s prime rate or (b) 4.00%, plus 4.00%, and (ii) 8.00%.  As of June 30, 2015, if the bank’s prime rate were to increase or decrease by one percentage point, our interest expense would increase or decrease by approximately $0.1 million per year.

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

Evaluation of Disclosure Controls and Procedures

Our chief executive officer, who also serves as our acting principal financial officer, and our principal accounting officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and Rule 15d-15(e) under the Exchange Act. Based upon their evaluation as of June 30, 2015, they have concluded that our disclosure controls and procedures are not effective.

In connection with our evaluation of the effectiveness of the design and operation of our disclosure controls and procedures and the assessment of internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 for calendar 2014, we identified material weaknesses in our disclosure controls and procedures and internal control over financial reporting. For a discussion of our internal financial reporting and a description of the identified material weaknesses, see Item 9A. Controls and Procedures included on our Annual Report on Form 10-K for the year ended December 31, 2014.

Changes in Internal Control over Financial Reporting

Since the appointment of our current chief executive officer in the third quarter of 2014, management began documentation and testing of internal controls which has led to enhancements in controls during the fourth quarter of 2014 and 2015 to-date related to review and approval of journal entries, account reconciliations as well as enhanced documentation standards. We will continue to improve our internal controls during 2015 to remedy the material weaknesses disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

On June 29, 2015, Real Goods Solar, Inc. received a subpoena from the U.S. Securities and Exchange Commission requesting the production of documents, records and information related to an investigation into the Company’s July 9, 2014 PIPE offering. The Company believes that it has complied fully with all applicable laws, rules and regulations, and intends to cooperate fully with the government’s investigation. At this time, the Company is unable to determine the potential impact, if any, that will result from this investigation. If the Company, its officers or its directors are deemed to have violated the securities laws, the U.S. Securities and Exchange Commission may seek various remedies against them.

Item 1A.	Risk Factors

Except for the updated risk factor appearing below, there have been no material changes from the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

The future impact of the U.S. Securities and Exchange Commission’s investigation into the Company, if any, is unknown, but any future involvement in the investigation could have a material effect on us.

On June 29, 2015, the Company received a subpoena from the U.S. Securities and Exchange Commission requesting the production of documents, records and information related to an investigation into the Company’s July 9, 2014 private placement. The Company is cooperating with the U.S. Securities and Exchange Commission. The U.S. Securities and Exchange Commission may in the future require us to produce additional documents or other materials.  Complying with any such future requests could distract the time and attention of the Company’s officers and directors or divert resources away from the Company’s business.

At this time, the Company does not know how the investigation is proceeding or when the investigation will be concluded and is unable to determine the potential impact, if any, that will result from this investigation. The investigation could result in significant legal expenses, the diversion of management’s attention from the Company’s business plans, damage to the Company’s proposed business and reputation, and could subject the Company, its officers or its directors to a wide range of remedies, including and the U.S. Securities and Exchange Commission enforcement action. An adverse ruling in any regulatory proceeding could result in fines, penalties, or other remedies which could have a material adverse effect on any future results of operations and financial condition.

Item 6.	Exhibits

Exhibit No.	Description

1.1	Placement Agency Agreement, dated June 25, 2015, between Real Goods Solar, Inc. and WestPark Capital, Inc. (Incorporated by reference to Exhibit 1.1 to Real Goods Solar’s Current Report on Form 8-K filed June 26, 2015 (Commission File No. 001-34044))

4.1	Combined Form of Warrant issued to investors on February 26 and 27, 2015 (Incorporated by reference to Exhibit 4.1 to Real Goods Solar’s Current Report on Form 8-K filed February 24, 2015 (Commission File No. 001-34044))

4.2	Form of Series F Warrant issued to investors on June 30 and July 1, 2015 (Incorporated by reference to Exhibit 4.1 to Real Goods Solar’s Current Report on Form 8-K filed June 26, 2015 (Commission File No. 001-34044))

4.3*	Form of Warrant to Purchase Common Stock issued to a placement agent on June 30, 2015

10.1	Form of Securities Purchase Agreement, dated June 25, 2015, among Real Goods Solar, Inc. and the investors party thereto (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed June 26, 2015 (Commission File No. 001-34044))

10.2*	Form of Conversion Agreement, dated June 24, 2015, between Real Goods Solar, Inc. and Riverside Fund III, L.P.

10.3*	Form of Exchange Agreement, dated June 25, 2015, between Real Goods Solar, Inc. and certain holders of Series A Warrants and Series C Warrants.

31.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of the Principal Accounting Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1**	Certification of the Chief Executive Officer and Acting Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf, by the undersigned, thereunto duly authorized.

Real Goods Solar, Inc.
(Registrant)

Date: August 10, 2015	By:	/s/ Dennis Lacey
Dennis Lacey
Chief Executive Officer (principal executive officer and acting principal financial officer)

Date: August 10, 2015	By:	/s/ Alan Fine
Alan Fine
Treasurer and Principal Accounting Officer

EXHIBIT INDEX

Item 6.	Exhibits

Exhibit No.	Description

1.1	Placement Agency Agreement, dated June 25, 2015, between Real Goods Solar, Inc. and WestPark Capital, Inc. (Incorporated by reference to Exhibit 1.1 to Real Goods Solar’s Current Report on Form 8-K filed June 26, 2015 (Commission File No. 001-34044))

4.1	Combined Form of Warrant issued to investors on February 26 and 27, 2015 (Incorporated by reference to Exhibit 4.1 to Real Goods Solar’s Current Report on Form 8-K filed February 24, 2015 (Commission File No. 001-34044))

4.2	Form of Series F Warrant issued to investors on June 30 and July 1, 2015 (Incorporated by reference to Exhibit 4.1 to Real Goods Solar’s Current Report on Form 8-K filed June 26, 2015 (Commission File No. 001-34044))

4.3*	Form of Warrant to Purchase Common Stock issued to a placement agent on June 30, 2015

10.1	Form of Securities Purchase Agreement, dated June 25, 2015, among Real Goods Solar, Inc. and the investors party thereto (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed June 26, 2015 (Commission File No. 001-34044))

10.2*	Form of Conversion Agreement, dated June 24, 2015, between Real Goods Solar, Inc. and Riverside Fund III, L.P.

10.3*	Form of Exchange Agreement, dated June 25, 2015, between Real Goods Solar, Inc. and certain holders of Series A Warrants and Series C Warrants.

31.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of the Principal Accounting Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1**	Certification of the Chief Executive Officer and Acting Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith
**	Furnished herewith

