Form 10-Q
period 2015-09-30
Real Goods Solar, Inc.
filed 2015-11-09
CIK 1425565

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES   ☐     NO   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at October 30, 2015
Class A Common Stock ($.0001 par value)	12,294,407

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

the continuation and level of government subsidies and incentives for solar energy, the impacts of worsening economic conditions on homeowners and small commercial operation that may limit their ability and desire to invest in solar energy systems, changing and updating technologies and the issues presented by these new technologies related to customer demand and our product offering, the rates charged by electric utilities that may impact the desirability of our product to customers, our success in implementing our plans to increase future sales and revenue by expanding our sales and construction organization and expanding into new states of operations, the impact of a drop in the price of conventional energy on demand for solar energy systems, new regulations impacting solar installations including electric codes, access to electric grids, the willingness of electric utilities to allow interconnections and other regulations affecting energy consumption by consumers, factors impacting the timely installation of systems, seasonality and adverse weather conditions inhibiting our ability to install solar energy systems, our inability to maintain effective disclosure controls and procedures and internal control over financial reporting, our ability to operate with our existing financial resources and capital available under our debt facility, the impact of our present indebtedness and projected future borrowings on our financial health, our ability to continue to obtain access to financing and financial concessions when needed from financiers, loss of key personnel and ability to attract necessary personnel, our history of operating losses, our failure to realize cost savings from restructuring and optimization, geographic concentration of revenue from the sale of solar energy systems in east coast states, Hawaii and California, our failure to timely or accurately complete financing paperwork behalf of customers, adverse outcomes arising from litigation and contract disputes, disruption of our supply chain from equipment manufacturers, construction risks and costs, competition, continued access to competitive third party financiers to finance customer solar installations, failure by manufacturers of third party installers to perform under their warranties to us, failure of customers to pay per contractual terms, potential shortages of supplies for solar energy systems, conditions affecting international trade can have an adverse effect on the supply of solar photovoltaic modules, delays or cancellations for system installations done on a percentage-of-completion, non-compliance with NASDAQ continued listing requirements, changing reporting requirements which require significant compliance efforts and resources, volatile market price of our Class A common stock, lack of coverage of our Class A common stock by securities analysts, the low likelihood that we will pay any cash dividends on our Class A common stock for the foreseeable future, possibility of future dilutive issuances of securities, anti-takeover provisions in our organizational documents, the significant ownership and voting power of our Class A common stock held by Riverside Renewable Energy Investments, LLC (“Riverside”), the potential impact of the U.S. Securities and Exchange Commission’s investigation, our ability to raise funds to meet our financial obligations for the next 12 months, and such other factors as discussed throughout Part I, Item 1A, Risk Factors and Part II, Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2014, and Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part II, Item 1A, Risk Factors included in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2015.

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

Unaudited Interim Condensed Consolidated Financial Statements

We have prepared our unaudited interim condensed consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to these rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In our opinion, the unaudited interim condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly, in all material respects, our consolidated financial position as of September 30, 2015, the interim results of operations for the three and nine months ended September 30, 2015 and 2014, and cash flows for the nine months ended September 30, 2015 and 2014. These interim statements have not been audited. The balance sheet as of December 31, 2014 was derived from our audited consolidated financial statements included in our annual report on Form 10-K. The interim condensed consolidated financial statements contained herein should be read in conjunction with our audited financial statements, including the notes thereto, for the year ended December 31, 2014.

REAL GOODS SOLAR, INC.

Condensed Consolidated Balance Sheets (unaudited)

(in thousands, except share data)	September 30, 2015	December 31, 2014

ASSETS
Current assets:
Cash and cash equivalents	$1,241	$1,947
Accounts receivable, net	6,704	8,293
Costs in excess of billings	1,751	2,789
Inventory, net	2,902	4,639
Deferred costs on uncompleted contracts	1,020	2,011
Other current assets	1,119	1,084
Current assets of discontinued operations	3,238	8,427

Total current assets	17,975	29,190
Property and equipment, net	1,247	1,504
Goodwill	1,338	1,338
Net investment in sales-type leases	1,221	1,131
Noncurrent assets of discontinued operations	922	1,082

Total assets	$22,703	$34,245

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Line of credit	$2,722	$4,350
Accounts payable	7,518	13,398
Accrued liabilities	1,428	2,978
Billings in excess of costs on uncompleted contracts	1,448	1,984
Related party debt	—	3,150
Deferred revenue and other current liabilities	1,268	2,752
Current liabilities of discontinued operations	4,524	7,984

Total current liabilities	18,908	36,596
Other liabilities	55	132
Common stock warrant liability	551	2,491
Noncurrent liabilities of discontinued operations	225	327

Total liabilities	19,739	39,546

Commitments and contingencies (Note. 5)
Shareholders’ equity:
Class A common stock, $.0001 par value, 150,000,000 shares authorized, 12,301,173 and 2,601,284 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	8	5
Additional paid-in capital	156,200	140,124
Business acquisition consideration to be transferred	—	1,244
Accumulated deficit	(153,244)	(146,674)

Total shareholders’ equity (deficit)	2,964	(5,301)

Total liabilities and shareholders’ equity (deficit)	$22,703	$34,245

See accompanying notes.

REAL GOODS SOLAR, INC.

Condensed Consolidated Statements of Operations

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data)	2015	2014	2015	2014
	(unaudited)		(unaudited)
Net revenue	$10,438	$18,900	$35,775	$52,302
Cost of goods sold	8,880	15,706	30,871	41,793

Gross profit	1,558	3,194	4,904	10,509

Expenses:
Selling and operating	3,430	7,010	10,417	19,860
General and administrative	1,230	2,194	4,100	6,566
Share based compensation	131	461	531	1,081
Acquisition costs	—	59	—	865
Restructuring costs	66	355	424	355
Litigation	1,084	—	1,584	—
Depreciation and amortization	102	999	376	2,183
Goodwill and other asset impairments	—	1,365	—	1,365

Total expenses	6,043	12,443	17,432	32,275

Loss from continuing operations	(4,485)	(9,249)	(12,528)	(21,766)
Other income	—	—	147	—
Interest expense	(54)	(340)	(423)	(795)
Change in valuation of warrants, net	660	6,789	6,924	8,204

Loss before income taxes	(3,879)	(2,800)	(5,880)	(14,357)
Income tax (expense) benefit	(2)	287	22	1,496

Loss from continuing operations, net of tax	(3,881)	(2,513)	(5,858)	(12,861)
Loss from discontinued operations, net of tax	(397)	(2,237)	(712)	(28,071)

Net loss	$(4,278)	$(4,750)	$(6,570)	$(40,932)

Net loss per share – basic and diluted:
From continuing operations	$(0.32)	$(0.98)	$(0.87)	$(5.52)
From discontinued operations	(0.03)	(0.88)	(0.11)	(12.05)

Net loss per share – basic and diluted	$(0.35)	$(1.86)	$(0.98)	$(17.57)

Weighted-average shares outstanding:
Basic and diluted	12,285	2,553	6,757	2,330

See accompanying notes.

REAL GOODS SOLAR, INC.

Condensed Consolidated Statements of Changes in Equity (unaudited)

	Class A Common Stock		Additional	Business Combination Consideration to be	Accumulated	Total Shareholders’
(in thousands, except share data)	Shares	Amount	Paid - in Capital	Transferred	Deficit	Equity (Deficit)
Balances, January 1, 2015	2,601,284	$5	$140,124	$1,244	$(146,674)	$(5,301)
Issuance of common stock and other equity changes related to compensation	14,933		531			531
Proceeds from February 2015 Offering and warrant exercises, net of costs	3,021,581	3	10,639			10,642
Proceeds from June 2015 Offering, net of costs	4,021,884		4,408			4,408
Establishment of liability related to common stock warrant issuance			(12,246)			(12,246)
Adjustment to common stock warrant liability for warrants exercised/extinguished	1,328,004		7,262			7,262
Related party debt conversion	1,288,156		4,238			4,238
Business combination consideration	22,631		1,244	(1,244)		—
Fractional shares issued in connection with reverse split	2,700					-
Net loss					(6,570)	(6,570)
Balances, September 30, 2015	12,301,173	$8	$156,200	$—	$(153,244)	$2,964

REAL GOODS SOLAR, INC.

Condensed Consolidated Statements of Cash Flows

	For the Nine Months Ended September 30, (unaudited)
(in thousands except share data)	2015	2014
Operating activities
Net loss	$(6,570)	$(40,932)
Loss from discontinued operations	(712)	(28,071)
Loss from continuing operations	(5,858)	(12,861)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities – continuing operations:
Depreciation	376	394
Amortization	—	1,789
Share-based compensation	531	1,082
Change in valuation of warrants, net	(6,924)	(8,204)
Asset impairments	—	1,365
Loss (gain) on sale of assets	(160)	—
Other	—	117
Deferred income tax benefit	—	(1,214)
Deferred interest on related party debt	—	406
Bad debt expense	165	357
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	1,868	(1,496)
Costs in excess of billings on uncompleted contracts	1,174	2,590
Inventory, net	1,737	(7)
Deferred costs on uncompleted contracts	991	(3,543)
Net investment in sales-type leases	(90)	(593)
Other current assets	(35)	(29)
Accounts payable	(6,324)	4,736
Accrued liabilities	(588)	(184)
Billings in excess of costs on uncompleted contracts	(536)	1,306
Deferred revenue and other current liabilities	(1,484)	347
Other liabilities	(77)	676

Net cash used in operating activities – continuing operations	(15,234)	(12,966)
Net cash provided by (used in) operating activities – discontinued operations	1,075	(18,333)

Net cash used in operating activities	(14,159)	(31,299)

Investing activities
Cash from acquired businesses	—	11,958
Purchase of property and equipment	(150)	(304)
Proceeds from sale of property and equipment	181	249

Net cash provided by investing activities	31	11,903

Financing activities
Principal borrowings on revolving line of credit	39,688	13,600
Principal payments on revolving line of credit	(41,316)	(8,834)
Principal payments on related party debt	—	(1,000)
Principal payments on debt	—	(2000)
Proceeds from sale of common stock and warrant exercises, net of costs	15,050	6,813
Exercise of stock options	—	137

Net cash provided by financing activities	13,422	8,716

Net change in cash	(706)	(10,680)
Cash and cash equivalents at beginning of period	1,947	12,449

Cash and cash equivalents at end of period	$1,241	$1,769

Supplemental cash flow information
Income taxes paid	$19	$6
Interest paid	$212	$427
Non-cash items
Issuance of 567,731 shares of Class A common stock in conjunction with the acquisition of businesses	$—	$37,697
Change in common stock warrant liability in conjunction with exercise of 8,363 warrants	$—	$621
Common stock warrant liability recorded in conjunction with equity funding	$12,246	$1,957
Issuance of Class A common stock to related party for conversion of subordinated debt and accrued interest	$4,238	$—
Consideration transferred to Elemental Energy LLC	$1,244	$—
Change in common stock warrant liability in conjunction with exercise/extinguishment of warrants	$7,262	$—

See accompanying notes.

Notes to Condensed Consolidated Financial Statements

1. Organization, Nature of Operations, and Principles of Consolidation

Real Goods Solar, Inc. (the “Company” or “RGS”) is a residential and small commercial solar energy engineering, procurement, and construction firm.

Discontinued Operations

During 2014, the Company committed to a strategic shift of its business resulting in a plan to sell certain net assets and rights, and the attrition of substantially completed contracts over the following twelve months comprising its large commercial installations business. Accordingly, the assets and liabilities, operating results, and operating and investing activities cash flows for the large commercial segment are presented as a discontinued operation, separate from the Company’s continuing operations, for all periods presented in these condensed consolidated financial statements and footnotes, unless indicated otherwise. See Note 11. Discontinued Operations.

Liquidity and Financial Resources Update

The following conditions or events have been evaluated by management: (i) the U.S Securities and Exchange Commission subpoena initially disclosed as a Risk Factor in the Company’s second quarter report on Form 10-Q and subsequently updated in this quarter’s Form 10-Q which identified, among other matters, that the Company would be subject to material legal expenses, (ii) the Company incurred material legal expenses during the third quarter and, its insurance carrier has denied reimbursement, (iii) the Company requires additional funds to implement its plans to grow its sales and construction capabilities, and (iv) the Company’s lender has waived the covenant default (see Note 3. Revolving Line of Credit) and amended the SVB Loan (defined below) to replace an EBITDA-based covenant with a liquidity convenant. To increase liquidity, the Company could sell assets, materially reduce operating costs and seek extended terms for its obligations; however, such actions, should they be successful, would adversely impact future operating results. In evaluating these conditions and events in the aggregate, management determined that in order to continue its plan to increase its sales and construction capabilities, meet its obligations for the next twelve months, and also to comply with the liquidity covenant of the amended SVB Loan, it is necessary that the Company raise additional capital. The Company has engaged an investment-banking firm to assist the Company with raising additional capital, expected to occur before November 30, 2015. Although management believes that it has demonstrated track record of raising capital, no assurances can be given that it will be successful in raising such capital or in sufficient amounts. If additional capital was not raised, the Company would be required to curtail its plans to expand its sales and construction capabilities and instead materially reduce operating expenses, dispose of assets, as well as seek extended terms on its obligations, the effect of which would adversely impact future operating results. No assurances can be given that the Company would be successful in reducing its operating expenses, disposing of assets or seeking extended terms on its obligations.

In recent years, the Company has reported recurring operating losses and negative cash from operations, resulting in not paying vendors on a timely basis. To address these circumstances, the Company has taken actions designed to position the Company to improve its financial condition and to operate profitably in the future including (i) exiting the large commercial segment, which was operating at a significant operating and cash flow loss, (ii) reducing its operating cost infrastructure through reductions in its workforce and implementing new commission and marketing spend programs, (iii) arranging for new capital with its June 2015 Offering and the February 2015 Offering of Class A common stock and warrants resulting in aggregate of approximately $16.5 million and its planned offering during the fourth quarter of 2015 (see Note 12. Subsequent Events), (collectively, the “2015 Offerings”), and (iv) converting the Company’s subordinated debt to equity. However, if following the planned offering during the fourth quarter of 2015, operational and sales initiatives are not successful in significantly reducing historical losses from operations, the Company may not have sufficient funds to repay any outstanding borrowings as they come due or to fund its operating cash needs for the next twelve months. Such a situation would likely arise if the Company (i) is unsuccessful in its efforts to increase its sales and resulting revenue, (ii) encounters unplanned operational difficulties or (iii) the timing of collection of accounts receivable and payments of accounts payable are significantly different than anticipated. If these circumstances arise the Company would be required to either (i) materially reduce its operating costs, or (ii) obtain financing from another source or raise additional capital through debt or equity financing, in addition to the offering planned for the fourth quarter of 2015. While the Company has been successful in the past in obtaining new financing, there is no assurance that it will be able to raise additional funds in the future.

The Company has used, and will continue to use, a portion of the proceeds from the 2015 Offerings, to reduce its accounts payable which has resulted in the reported cash outflow from operations for the nine months ended September 30, 2015.

The Company has prepared its business plan for 2015, taking into account (i) the proceeds from the 2015 Offerings, (ii) anticipated timing of vendor payments for existing accounts payable and for new solar panels, (iii) anticipated timing for sales and installation of solar energy systems, (iv) anticipated timing of collection of accounts receivable, and (v) its operating cost structure following the implementation of cost improvement actions. The Company’s objectives in preparing this plan included (i) further reducing its fixed operating cost infrastructure, commencing during the first quarter of 2015, in order to reduce the required level of future revenue for profitable operations and (ii) reducing the Company’s present operating losses, with the intention of returning the Company to profitable operations in the future. Elements of this plan include, among others, (i) realizing operating costs savings from reductions in staff, (ii) the positive impact of the strategic decision to exit the large commercial segment which operated at both a substantial cash and operating loss, (iii) moving towards an optimized field and e-sales force, (iv) optimizing the Company’s construction capability through authorized third-party integrators to realize the revenue from installation of the Company’s backlog and minimize the impact on gross margin of idle construction crew time, (v) changing the mix of marketing expenditures to achieve a lower cost of acquisition than that employed in prior periods, and (vi) continuing internal efforts to convert the Company’s accounts receivable to cash more quickly.

The Company believes that by (i) raising additional capital through the 2015 Offerings, and (ii) taking the actions it has already and will continue to implement to reduce its fixed operating cost infrastructure, the Company will have sufficient financial resources to operate for the ensuing twelve months. However, if the Company is unsuccessful in raising additional capital and if planned operational and sales initiatives are not successful in significantly reducing historical loss from operations, which would arise were the Company unsuccessful in its efforts to increase its sales, installations of solar energy systems and resulting revenue or if the Company encounters unplanned operational difficulties, or if the timing of collection of accounts receivable and payments of accounts payable are significantly different than anticipated, the Company may not have sufficient funds to repay any outstanding borrowings as they come due or to fund our operating cash needs for the next twelve months.

The Company had total cash and available borrowings as follows:

(in thousands)	October 30, 2015	September 30, 2015	December 31, 2014
Cash plus availability under current borrowing base	$886	$1,090	$3,001
Cash plus availability under maximum allowed borrowing base	$3,736	$3,519	$3,097

2. Significant Accounting Policies

The Company made no changes to its significant accounting policies during the nine months ended September 30, 2015.

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company’s management in accordance with GAAP for interim financial information and in compliance with the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, these unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of our management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the expected results for the year ending December 31, 2015. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014. Intercompany balances and transactions have been eliminated.

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

Common Stock Warrant Liability

The Company accounts for common stock warrants and put options in accordance with applicable accounting guidance provided in Financial Accounting Standards Board (“FASB”) ASC 480, Liabilities – Distinguishing Liabilities from Equity, as either liabilities or as equity instruments depending on the specific terms of the warrant agreement. Certain of the Company’s warrants are accounted for as liabilities due to provisions either allowing the warrant holder to request redemption, at the intrinsic value of the warrant, upon a change of control and/or providing for an adjustment to the number of shares of the Company’s Class A common stock underlying the warrants and the exercise price in connection with dilutive future funding transactions. The Company classifies these derivative liabilities on the Condensed Consolidated Balance Sheet as long term liabilities, which are revalued at each balance sheet date subsequent to their initial issuance. The Company used a Monte Carlo pricing model to value these derivative liabilities. The Monte Carlo pricing model, which is based, in part, upon unobservable inputs for which there is little or no market data, requires the Company to develop its own assumptions.

The following table reflects original assumptions for common stock warrant liability issued in the first quarter of 2015.

Date of issuance	Exercise Price	Closing Market Price	Risk-free Rate	Market Price Volatility	Remaining Term (years)	Expected dividend yield	Probability of change in control
February 26, 2015	$0.50	$0.45	1.62%	102.5%	5.50	0.0%	15.0%
March 17-31, 2015	variable	$0.45	0.03%	190.0%	0.21	0.0%	NA

The following table reflects assumptions for common stock warrants liability outstanding as of September 30, 2015:

Date of issuance	Exercise Price	Closing Market Price	Risk-free Rate	Market Price Volatility	Remaining Term (years)	Expected dividend yield	Probability of change in control
June 3, 2013	$11.20	$1.18	0.78%	130.0%	2.68	0.0%	15.0%
November 15, 2013	$68.20	$1.18	1.03%	130.0%	3.63	0.0%	15.0%
July 9, 2014	$63.80	$1.18	1.15%	120.0%	4.28	0.0%	15.0%
November 18, 2014	$16.20	$1.18	1.56%	107.0%	6.14	0.0%	NA
February 26, 2015	$1.24	$1.18	1.35%	113.7%	4.90	0.0%	15.0%
March 17-31, 2015	variable	$1.18	0.14%	138.4%	0.6	0.0%	NA

Warrants issued in connection with the June 2015 Offering did not have the attributes which would require them to be recorded as derivative liabilities.

To reflect changes in the fair values of its outstanding warrants the Company recorded to its common stock warrant liability, net noncash decreases of $0.5 million and $6.8 million during the three months ended September 30, 2015 and 2014, respectively and noncash decreases of $6.7 million and $8.2 million during the nine months ended September 30, 2015 and 2014, respectively. In the event warrants are exercised or expire without being exercised, the fair value is reduced by the number of warrants exercised or expired multiplied by the fair value of each warrant at the time of exercise or expiration, with a credit to additional paid-in capital.

The table below summarizes the Company’s derivative warrant activity, adjusted to reflect the one-for-twenty reverse stock split on May 18, 2015 for the nine months ended September 30, 2015:

	2013 & 2014 Issuances	2015 Issuances	Total
Warrants outstanding at December 31, 2014	406,736	-	406,736
Issuances	-	4,174,681	4,174,681
Anti-dilution adjustments	256,452	-	256,452
Exchanged for common stock	-	(1,147,805)	(1,147,805)
Exercised/extinguished	(17,298)	(2,789,709)	(2,807,007)
Warrants outstanding at September 30, 2015	645,890	237,167	883,057

	2013 & 2014 Issuances	2015 Issuances	Total
Value of warrants at December 31, 2014	$2,491	$-	$2,491
Value of warrants issued	-	12,246	12,246
Adjustment for warrants exercised/extinguished	(3)	(7,259)	(7,262)
Changes in fair value, net	(2,153)	(4,771)	(6,924)
Value of warrants at September 30, 2015	$335	$216	$551

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

The following tables summarize the basis used to measure certain financial assets and liabilities at fair value on a recurring basis in the condensed consolidated balance sheets:

Balance at September 30, 2015 (in thousands)	Total	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Common stock warrant liability	$551	$—	$—	$551

For the Company’s Level 3 measures, which represent common stock warrants, fair value is based on a Monte Carlo pricing model that is based, in part, upon unobservable inputs for which there is little or no market data, requiring the Company to develop its own. The Company used a market approach to valuing these derivative liabilities.

The following table shows the reconciliation from the beginning to the ending balance for the Company’s common stock warrant liability measured at fair value on a recurring basis using significant unobservable inputs (i.e. Level 3) for the nine months ended September 30, 2015:

(in thousands)	Fair Value Measurements Using Significant Unobservable Inputs
Fair value of common stock warrant liability at December 31, 2014	$2,491
Issuance of common stock warrants	12,246
Change in the fair value of common stock warrant liability, net	(6,924)
Adjustment for warrants exercised/extinguished	(7,262)

Fair value of common stock warrant liability at September 30, 2015	$551

Recently Issued Accounting Standards

ASU 2015-11

On July 22, 2015, the FASB issued Accounting Standards Update No. 2015-11 (“ASU 2015-11”), Simplifying the Measurement of Inventory, which requires the Company to measure most inventory “at the lower of cost or net realizable value,” which is the ordinary selling price less any completion, transportation and disposal costs. The ASU will not apply to inventories that are measured by using either the last-in, first-out (LIFO) method or the retail inventory method (RIM). The Company is assessing the impact of ASU 2015-11 on its consolidated financial statements.

ASU 2015-03

On April 7, 2015, the FASB issued Accounting Standards Update No. 2015-03 (“ASU 2015-03”), Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. For public business entities, the standard is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. For all other entities, the standard is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. Early adoption is permitted for financial statements that have not been previously issued. The new guidance will be applied on a retrospective basis. The Company is assessing the impact of ASU 2015-03 on its consolidated financial statements.

ASU 2015-01

On February 18, 2015, the FASB issued Accounting Standards Update No. 2015-01 (“ASU 2014-01”), Income Statement-Extraordinary and Unusual Items (Subtopic 225-20). The standard eliminates the concept of extraordinary item. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, however early adoption is permitted. The Company is assessing the impact of ASU 2015-01 on its consolidated financial statements.

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

3. Revolving Line of Credit

Under a loan agreement, as amended (the “SVB Loan”), with Silicon Valley Bank, the Company has a revolving line of credit that provides for advances not to exceed $5.0 million based upon a borrowing base availability of 75% of eligible accounts receivable as defined in the SVB Loan. Borrowings bear interest at the greater of (a) the greater of the bank’s prime rate or 4.00%, plus 4.00%, and (b) 8.00%. The amended maturity date for the SVB Loan is currently March 15, 2016. The line of credit has a facility fee of 0.5% per year of the average daily unused portion of the available line of credit during the applicable calendar quarter. The Company may reserve up to $500,000 for stand-by letters of credit under the line of credit. The SVB Loan contains various covenants, including a covenant requiring compliance with a liquidity ratio. As of September 30, 2015 and December 31, 2014, the Company had a line of credit outstanding of $2.7 million and $4.4 million, respectively, accruing interest at 8% per annum as of September 30, 2015.

On November 6, 2015, the parties to the SVB Loan entered into the Tenth Loan Modification and Waiver Agreement (the “Tenth Modification Agreement”) pursuant to which Silicon Valley Bank waived non-compliance as of September 30, 2015 with the EBITDA-based financial covenant in the SVB Loan and the parties agreed to certain amendments. The Tenth Modification Agreement (i) eliminated the EBITDA-based financial covenant as of November 6, 2015 and (ii) replaced it with a liquidity covenant to be met at all times after November 30, 2015 of $2.5 million in the aggregate of Company cash in SVB accounts and availability under the SVB Loan. See Note 12. Subsequent Events.

4. Related Party Transactions

On June 24, 2015, the Company entered into a Conversion Agreement (the “Conversion Agreement”) with Riverside Fund III, L.P. (“Riverside Lender”), an entity affiliated with Riverside, to convert notes payable with a principal balance of $3.15 million plus accrued interest of $1.1 million into 1,288,156 shares of the Company’s Class A common stock using a conversion ratio equal to $3.29 per share; the closing price of the Class A common stock on June 23, 2015 (the “Conversion”). The shares of Class A common stock were subsequently issued to Riverside in full satisfaction of the outstanding principal and accrued interest.

Pursuant to the Conversion Agreement, on August 10, 2015, the Company filed a registration statement on Form S-3 to register for resale the shares of Class A common stock issued in the Conversion and any shares of Class A common stock held by the Riverside Lender’s affiliates. On August 20, 2015, the U.S. Securities and Exchange Commission declared the registration statement effective.

Riverside is currently the Company’s largest shareholder and holds approximately 13.7% of the Company’s issued and outstanding shares of Class A common stock as of September 30, 2015. Pursuant to the terms of a Shareholders Agreement, Riverside has the right to designate a certain number of individuals for appointment or nomination to our Board of Directors, tied to its ownership of the Company’s Class A common stock.

5. Commitments and Contingencies

The Company leases offices and warehouse space through non-cancelable operating leases. Some of these leases contain escalation clauses, based on increases in property taxes and building operating costs, and renewal options ranging from one month to five years.

The Company also leases a fleet of vehicles classified as operating leases. The lease terms range from 36 to 60 months.

The following schedule represents the remaining future minimum payments of all leases as of September 30, 2015:

(in thousands)
2015	$237
2016	773
2017	187
2018 and thereafter	99

$1,296

The Company incurred rent expense of $0.2 million and $0.4 million for the three months ended September 30, 2015 and 2014, respectively; and $0.8 million and $1.0 million for the nine months ended September 30, 2015 and 2014, respectively.

The Company is subject to risks and uncertainties in the normal course of business, including legal proceedings; governmental regulation, such as the interpretation of tax and labor laws; and the seasonal nature of its business due to weather-related factors. The Company has accrued for costs incurred with respect to identified risks and uncertainties based upon the facts and circumstances currently available.

From time to time, we are involved in legal proceedings that we consider to be in the normal course of business.

On July 9, 2014, the Company completed a PIPE offering of approximately $7.0 million at a price per share of $48.00 ($2.40 pre-reverse split). Subsequently, the Company’s stock price has declined to $1.18 as of September 30, 2015 and four of the investors that participated in the offering (out of approximately 20 total investors that participated in the offering) have asserted claims against the Company in three separate lawsuits alleging certain misrepresentations and omissions in the offering. Effective July 15, 2015 the Company settled with the four investors. The Company recorded a charge to operations of $0.5 million as of June 30, 2015, in recognition of the loss contingency for the July 2014 PIPE offering. That charge was equal to the retention under the Company’s 2014-15 Officers and Directors liability insurance policy as the Company expects the insurance policy will cover any future claims in excess of the retention limit.

On June 29, 2015, the Company received a subpoena from the U.S. Securities and Exchange Commission requesting the production of documents, records and information related to an investigation into the Company’s July  2014 PIPE offering. The Company believes that it has complied fully with all applicable laws, rules and regulations, and has been cooperating fully with the government’s investigation. The Company has established a special committee of the board of directors to review the facts and circumstances surrounding the PIPE offering and engaged outside counsel to assist it with its review. As a result, the Company has incurred related litigation expenses of $1.1 million which are shown on the Condensed Consolidated Statements of Operations for quarter ended September 30, 2015. These legal expenses contributed to the Company not meeting the EBITDA covenant under the SVB Loan. The Company and its legal advisors believe its expenses in responding to the U.S. Securities and Exchange Commission subpoena, which were incurred after June 30, 2015, should be fully paid by its insurance carrier as they are directly related to the July 2014 PIPE Offering and the Company reached its retention limit for that event during the second quarter of 2015. However, the insurance carrier has denied coverage for these expenses on the grounds that the U.S. Securities and Exchange Commission subpoena does not constitute a “claim” covered by the policy. The Company vigorously disputes the position of its insurance carrier and will continue to pursue coverage of its legal expenses in this matter. However, as any recovery the Company would receive in the future is a gain contingency, no assurances can be made that its insurance carrier will, ultimately pay for or reimburse these expenses, or any portion of these expenses.

At this time, the Company is unable to determine the potential impact, if any, that will result from this investigation. If the Company, its officers or its directors are deemed to have violated the securities laws, the U.S. Securities and Exchange Commission may seek various remedies against them.

An authorized integrator currently owing a net of approximately $0.6 million advised the Company on November 5, 2015 that its business will be reorganized due to financial difficulties and that they intend to repay the Company as originally agreed.  The Company has not recorded an allowance for doubtful accounts as it has not determined it is probable that a loss has occurred.

6. Shareholders’ Equity

The following transactions were completed during the nine months ended September 30, 2015:

June 2015 Offering

On June 26, 2015, the Company closed an offering of $5 million of units, each consisting of one share of Class A common stock and one Series F warrant to purchase 30% of one share of Class A common stock (the “June 2015 Offering”). The Company sold the units at an initial purchase price of $3.65 per unit with a one-time reset adjustment of (i) the number of shares of Class A common stock, and (ii) the exercise price of the Series F warrants to purchase Class A common stock. On July 9, 2015, as a result of the reset adjustment, the purchase price of Class A common stock in the June 2015 Offering was reset at $1.2432 per share and the exercise price of the Warrants was adjusted to $1.2432 per share and an additional 2,652,020 shares of Class A common stock were delivered to June 2015 Offering investors from the escrow established with the Company’s transfer agent.

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

On June 30, 2015, the Company closed the transaction contemplated by the Exchange Agreements. On June 30, 2015 one Holder exchanged 73,382 Warrant shares for 84,390 shares of Class A common stock. Between July 1, 2015 and July 7, 2015, the other Holder exchanged 1,081,403 Warrant shares for 1,243,614 shares of Class A common stock. In connection with the Exchange Agreement, Company recorded an inducement loss of $0.1 million related to the 15% exchange premium and loss on early extinguishment of debt associated with the common stock warrant liability of $0.4 million. These losses are included in Change in valuation of warrants on the Condensed Consolidated Statement of Operations for the nine months ended September 30, 2015.

Conversion of Debt to Equity

On June 24, 2015, the Company entered into the Conversion Agreement with the Riverside Lender to effect the Conversion. The Company issued to Riverside Lender, in full satisfaction of the outstanding principal and accrued interest, promissory notes in the aggregate of the original principal amount of $3.15 million plus accrued interest of $1.1 million, 1,288,156 shares of the Company’s Class A common stock using a conversion ratio equal to $3.29 per share, the closing price on the Common Stock on June 23, 2015.

To comply with NASDAQ continued listing requirements, at the closing of the Conversion the Company was unable to issue any shares of Class A common stock to the Riverside Lender to the extent the issuance would have resulted in the Riverside Lender (together with its affiliates) holding shares of Class A common stock in excess of 19.99% of the Company’s outstanding shares of common stock immediately after giving effect to the Conversion. As such, the Company issued 910,000 shares on June 25, 2015 and subsequently issued the remaining shares by July 15, 2015.

On August 10, 2015, pursuant to the Conversion Agreement the Company filed a registration statement on Form S-3 to register for resale the shares of Class A common stock issued in the Conversion and any shares of Class A common stock held by the Riverside Lender’s affiliates. The U.S. Securities and Exchange Commission declared the registration statement on Form S-3 effective on August 20, 2015.

Riverside is currently the Company’s largest shareholder and holds approximately 13.7% of the Company’s issued and outstanding shares of Common Stock as of September 30, 2015.

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

February 2015 Offering

On February 26 and February 27, 2015, the Company closed an offering of units (the “February 2015 Offering”). Each unit consisted of: (i) one share of Class A common stock; (ii) a Series A warrant to purchase share of the Company’s Class A common stock equal to 50% of the sum of the number of shares of Class A common stock purchased as part of the units plus, if applicable, the number of shares of Class A common stock issuable upon exercise in full of the Series E warrants (without regard to any limitations on exercise) described below; (iii) a Series B warrant to purchase shares of the Company’s Class A common stock for a “stated amount” (as described in the offering document); (iv) a Series C warrant to purchase up to 50% of that number of shares of Class A common stock actually issued upon exercise of the Series B warrant; and (v) a Series D warrant to purchase additional shares of Class A common stock in an amount determined on a future reset date after the issuance of the Series D warrant. As more fully described above under “Series A and Series C Warrant Exchange for Common Stock”, during the second quarter, the Company exchanged shares of Class A common stock for Series A and Series C warrants.

As of September 30, 2015, the Company has realized net proceeds of $10.6 million from the February 2015 Offering.

Employee Option Exercises, Warrant Exercises and Common Stock Reserved for Future Issuances

During the nine months ended September 30, 2015, the Company issued no shares of its Class A common stock to employees upon the exercise of stock options. During the nine months ended September 30, 2015 and 2014 the Company issued 3,021,581, and 8,363 shares of its Class A common stock pursuant to the exercise of warrants and additional equity funding, respectively.

At September 30, 2015, the Company had the following shares of Class A common stock reserved for future issuance:

Stock options and grants outstanding under incentive plans	148,970
Stock options outstanding under plans not approved by security holders	4,500
Common stock warrants outstanding - derivative liability	883,057
Common stock warrants outstanding - equity security	535,319

Total shares reserved for future issuance	1,571,846

7. Share-Based Compensation

During the nine months ended September 30, 2015, the Company granted 100,150 stock options and cancelled 78,132 stock options versus grants of 118,150 stock options and cancellations of 59,457 stock options during the nine months ended September 30, 2014, under its 2008 Long-Term Incentive Plan. Nearly all of the new stock options vest in 5% quarterly installments for the 20 quarters beginning with the last day of the quarter in which the options are granted.

Options issued to the Company’s Board of Directors under its 2008 Long-Term Incentive Plan vest in 8.33% quarterly installments on the first day of each calendar quarter beginning on April 1, 2015 and ending on April 1, 2018, when the options become fully vested.

Total share-based compensation expense recognized was $0.1 million and $0.6 million during the three months ended September 30, 2015 and 2014, respectively, and $0.5 million and $1.1 million during the nine months ended September 30, 2015 and 2014, respectively. Share-based compensation expense is reported separately on the Company’s Condensed Consolidated Statement of Operations.

8. Income Taxes

The Company performed assessments of the realizability of its net deferred tax assets generated during each reporting period, considering all available evidence, both positive and negative. As a result of these assessments, the Company concluded that it was more likely than not that none of its net deferred tax assets would be recoverable through the reversal of temporary differences and near term normal business results. The Company, during the nine months ended September 30, 2015 and 2014, increased its valuation allowance by $5.0 million and $17.4 million, respectively. The Company recognized no income tax benefit for losses incurred during the three and nine months ended September 30, 2015.

9. Net Loss Per Share

Basic net loss per share excludes any dilutive effects of options or warrants. The Company computes basic net loss per share using the weighted average number of shares of its Class A common stock outstanding during the period. The Company computes diluted net loss per share using the weighted average number of shares of its Class A common stock and common stock equivalents outstanding during the period. The Company excluded common stock equivalents of 1.6 million and 0.6 million for the three months ended September 30, 2015 and 2014, respectively, and 1.6 million and 0.5 million for the nine months ended September 30, 2015 and 2014, respectively, from the computation of diluted net loss per share because their effect is antidilutive.

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2015	2014	2015	2014
Net loss:
Loss from continuing operations	$(3,881)	$(2,513)	$(5,858)	$(12,861)
Loss from discontinued operations	(397)	(2,237)	(712)	(28,071)
Net loss	$(4,278)	$(4,750)	$(6,570)	$(40,932)
Weighted average shares for basic and diluted net loss per share:
Weighted average shares for basic net loss per share	12,285	2,553	6,757	2,330
Effect of dilutive securities - weighted average of stock options, restricted stock awards, and warrants	—	—	—	—
Weighted average shares for basic and diluted net loss per share	12,285	2,553	6,757	2,330

Net loss per share – basic and diluted:
Loss from continuing operations	$(0.32)	$(0.98)	$(0.87)	$(5.52)
Loss from discontinued operations	(0.03)	(0.88)	(0.11)	(12.05)
Net loss	$(0.35)	$(1.86)	$(0.98)	$(17.57)

10. Segment Information

During 2014, the Company discontinued its former large commercial segment and sold the assets of the catalog segment. As a result of this major strategic shift, the Company now operates as three reportable segments: (1) Residential – the installation of solar energy systems for homeowners, including lease financing thereof, and for small businesses (small commercial) in the continental U.S.; (2) Sunetric – the installation of solar energy systems for both homeowners and business owners (commercial) in Hawaii; and (3) Other – catalog, for 2014, and corporate operations.

Financial information for the Company’s segments and a reconciliation of the total of the reportable segments’ loss from operations (measures of profit or loss) to the Company’s consolidated net loss are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Net revenue:
Residential	$6,894	$14,358	$24,861	$43,573
Sunetric (a)	3,544	3,803	10,914	6,875
Other	—	739	—	1,854
Consolidated net revenue	10,438	18,900	35,775	52,302
Loss from operations:
Residential	(1,809)	(3,393)	(4,787)	(7,345)
Sunetric (a)	110	(1,396)	(41)	(1,545)
Other	(2,786)	(4,460)	(7,700)	(12,876)
Consolidated loss from continuing operations	(4,485)	(9,249)	(12,528)	(21,766)
Reconciliation of consolidated loss from operations to consolidated net loss:
Other income	-	-	147	-
Interest expense	(54)	(340)	(423)	(795)
Change in valuation of warrants	660	6,789	6,924	8,204
Income tax (expense)/benefit	(2)	287	22	1,496
Loss from discontinued operations, net of tax	(397)	(2,242)	(712)	(28,071)
Net loss	$(4,278)	$(4,750)	$(6,570)	$(40,932)

(a)	Sunetric amounts for the nine months ended 2014 are for the period of May 14, 2014, the acquisition date, through September 30, 2014.

The following is a reconciliation of reportable segments’ assets to the Company’s consolidated total assets. The Other segment includes certain unallocated corporate amounts.

(in thousands)	September 30, 2015	December 31, 2014
Total assets – continuing operations:
Residential	$13,351	$16,322
Sunetric	4,566	7,430
Other	626	984
	$18,543	$24,736
Total assets – discontinued operations:
Commercial	4,160	9,509
	$22,703	$34,245

11. Discontinued Operations

The following is a reconciliation of the major line items constituting pretax loss of discontinued operations to the after-tax loss of discontinued operations that are presented in the condensed consolidated statements of operations as indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Major line items constituting pretax loss of discontinued operations:
Net revenue	$117	$14,409	$1,026	$38,329
Cost of goods sold	343	13,018	922	37,100
Selling and operating	163	3,254	613	6,720
General and administrative	8	83	116	83
Stock option compensation	—	188	—	1,580
Acquisition related costs	—	22	—	1,651
Restructuring costs	—	—	31	—
Depreciation and amortization	—	81	56	500
Goodwill and other asset impairments	—	—	—	18,766
Pretax loss of discontinued operations	(397)	(2,237)	(712)	(28,071)
Income tax benefit	—	—	—	—
Loss on discontinued operations	$(397)	$(2,237)	$(712)	$(28,071)

The following is a reconciliation of the carrying amounts of major classes of assets and liabilities of the discontinued operations to the total assets and liabilities of the discontinued operations presented separately in the condensed consolidated balance sheets as indicated:

(in thousands)	September 30, 2015	December 31, 2014

Carrying amounts of major classes of assets included as part of discontinued operations:
Current assets:
Accounts receivable, net	$1,677	$6,223
Costs in excess of billings on uncompleted contracts	1,378	1,841
Inventory, net	89	242
Deferred costs on uncompleted contracts	—	42
Other current assets	94	79

Total major classes of current assets of the discontinued operations	3,238	8,427

Noncurrent assets:
Property and equipment, net	—	45
Other noncurrent assets	922	1,037

Total noncurrent assets of discontinued operations	922	1,082

Total assets of the discontinued operations in the balance sheet	$4,160	$9,509

Carrying amounts of major classes of liabilities included as part of discontinued operations:
Current liabilities:
Accounts payable	$1,994	$4,977
Accrued liabilities	2,492	2,608
Billings in excess of costs on uncompleted contracts	—	373
Deferred revenue and other current liabilities	38	26

Total current liabilities of discontinued operations	4,524	7,984

Noncurrent liabilities:
Other liabilities	225	327

Total major classes of noncurrent liabilities of the discontinued operations	225	327

Total liabilities of the discontinued operations in the balance sheet	$4,749	$8,311

12. Subsequent Events

On November 6, 2015, the parties to the SVB Loan entered into the Tenth Modification Agreement pursuant to which Silicon Valley Bank waived non-compliance as of September 30, 2015 with the EBITDA-based financial covenant in the SVB Loan and the parties agreed to certain amendments. The Tenth Modification Agreement (i) eliminated the EBITDA-based financial covenant as of November 6, 2015 and (ii) replaced it with a liquidity covenant to be met at all times after November 30, 2015 of $2.5 million in the aggregate of Company cash in SVB accounts and availability under the SVB Loan. As of September 30, 2015, the Company had outstanding borrowings under the revolving line of credit of $2.7 million. See Note 3. Revolving Line of Credit.

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

Discontinued Operations

During 2014, we committed to a plan to sell certain contracts and rights comprising our large commercial installations business, otherwise known as our former Commercial segment. At the same time, we determined not to enter into further large commercial installation contracts. We expect that contracts in process at December 31, 2014 will be mostly complete during 2015 with minimal activity in the subsequent year. We now report this business as a discontinued operation, separate from our continuing operations. The following management discussion and analysis of financial condition and results of operations is for our continuing operations, unless indicated otherwise.

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

We, including our predecessors, have more than 35 years of experience in residential solar energy and trace our roots to 1978, when Real Goods Trading Corporation sold the first solar photovoltaic panels in the United States. We have designed and installed tens of thousands of residential and commercial solar energy systems since our founding.

During 2014, we discontinued our entire former Commercial segment and sold the assets associated with our catalog segment (a portion of the Other segment). As a result of this major strategic shift, we now operate as three reportable segments: (1) Residential – the installation of solar energy systems for homeowners, including lease financing thereof, and for small businesses (small commercial) in the continental U.S.; (2) Sunetric – the installation of solar energy systems for both homeowners and business owners (commercial) in Hawaii; and (3) Other – catalog, for 2014, and corporate operations. We believe this new structure will enable us to more effectively manage our operations and resources.

We generally recognize revenue from solar energy systems sold to our customers when we install the solar energy system. Our business requires that we incur costs of acquiring solar panels and labor to install solar energy systems on our customer rooftops up-front and receive cash from customers thereafter. As a result, during periods when we are increasing sales, we expect to have negative cash flow from operations, a portion of which we offset with borrowings under our line of credit. We account for our leases of solar energy systems as sales-type leases.

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

The following table summarizes changes to our backlog by segment during the nine month period ended September 30, 2015:

(in thousands)	Residential	Sunetric	Totals
Backlog of December 31, 2014	$39,726	$21,818	$61,544
Bookings from new awards (“Sales”)	5,237	4,364	9,601
Cancellations and reductions on existing contracts	(9,048)	(5,946)	(14,994)
Amounts recognized in revenue upon installation	(6,728)	(3,752)	(10,480)
Backlog at March 31, 2015	29,187	16,484	45,671
Bookings from new awards (“Sales”)	5,136	1,110	6,246
Cancellations and reductions on existing contracts	(5,773)	(1,300)	(7,073)
Amounts recognized in revenue upon installation	(10,997)	(3,670)	(14,667)
Backlog at June 30, 2015	17,553	12,624	30,177
Bookings from new awards (“Sales”)	5,843	3,320	9,163
Cancellations and reductions on existing contracts	(5,176)	(1,335)	(6,511)
Amounts recognized in revenue upon installation	(6,717)	(3,658)	(10,375)
Backlog at September 30, 2015	$11,503	$10,951	$22,454

We have experienced a high level of contract cancellations during 2015, which we attribute to (i) the fact that our financial conditions, as previously disclosed, limited our access to solar panels such that we were not able to install solar energy systems in a time frame to satisfy certain customers and (ii) our history of operating losses and resulting declining stock price affecting customer decisions. We have determined that for optimum internal operations, and customer satisfaction, that a backlog equivalent to a few months of sales is optimal. Further, we have determined that our sales efforts should be broadened to additional states to minimize the impact of weather on our seasonal results, and to better balance the construction capacity of our internal and third-party installers.

We did not emphasize originating new sales during the first half of 2015 as making material additions to the size of our existing backlog during a period where we were experiencing extended times for installing signed contracts was not considered an effective strategy. These delays were, in part, a result of financial limitations on our ability to acquire access to solar panels. Also, during this period, we were pursuing tactics to transform our sales and marketing functions for improved sales efficiency in future periods; our strategy has been to emphasize new sales once these transformations were complete and our financial position improved, thereby allowing us greater access to solar panels through vendors and anticipated greater customer receptivity because of an improved financial position. During this period, the size of our outside field sales organization was significantly reduced in the residential segment as a result of the new sales and marketing approach and, in the Sunetric segment, because of actions by the local utility that limited sales opportunities. Further, our programs to pay third parties for customer leads have been materially curtailed.

We continue to expand the size of our e-sales call-center based sales organization to increase our future sales awards, both for our current states of operation and new states where we may operate in future periods. Our customers currently finance their acquisition of solar energy systems using their own cash, a loan they receive from a financial provider, or a lease provided by either us or a third party lease financier. We believe that to be successful in increasing our sales and resultant revenue, we need to:

•	Expand the size of our call center sales organization.
•	Expand the size of our east coast residential and Sunetric field sales organizations.
•	Expand our digital marketing program, as well as increase spending to generate customer leads while achieving our desired cost of acquisition.
•	Make available to our customers additional third-party providers to finance customer acquisitions of our solar energy systems.
•	Expand the size of our residential east coast and Sunetric construction organization.
•	Expand our network of authorized third party installers, including potential new states of operations.
•	Commence sales into new states of operations.

In order to pursue the above tactics we will need to obtain additional financing. We compete with larger, better-financed firms for customers, employees, and the services of third party financiers and installers and, accordingly, there can be no assurance that we will be successful in meeting our goals for increasing sales and revenue.

As we execute the tactics above designed to increase future revenue, we will incur up-front costs for sales and marketing and, accordingly, we expect that during the remainder of 2015, our selling and operating expenses will increase in dollar amount and as a percentage of revenue.

Recent Developments

During 2015, in conjunction with our plans to position the Company for future profitable operations, we have:

•	Raised $16.5 million of additional capital through September 30, 2015, before offering expenses.
•	Eliminated our subordinated debt by converting all outstanding amounts into Class A common stock.
•	Extinguished a portion of the common stock warrant liability to reduce future volatility.
•	Reduced and realigned our workforce and closed offices in California to reduce fixed operating cost infrastructure.
•	Modified our commission plans and marketing spend plans to be cost efficient.

•	Entered into arrangements with third party installers under programs that will reduce our investment in working capital for transactions.
•	Entered into an arrangement with a financier to acquire leases to be originated in future periods to reduce the working capital required for leasing transactions.

Critical Accounting Policies and Estimates

There were no material changes to our critical accounting policies or estimates during the nine months ended September 30, 2015 from those disclosed in our annual report on Form 10-K for the year ended December 31, 2014.

Results of Operations

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Net revenue. Net revenue decreased $8.5 million, or 45%, to $10.4 million during the three months ended September 30, 2015 from $18.9 million during the three months ended September 30, 2014. Net revenue for our residential segment decreased $7.5 million, or 52.0%, to $6.9 million during the three months ended September 30, 2015 from $14.4 million during the three months ended September 30, 2014. On a comparative basis, installation revenue in California declined by $4.4 million, east coast Solarized Programs declined by $1.9 million and the retail segment, which is discontinued, declined by $0.7 million. As previously reported for the fourth quarter of 2014, we were not successful in growing our sales in California, due to the competitive landscape and high costs per acquisition of customers. The residential segment decreased megawatts installed by 2.0 megawatts, or 55.7%, to 1.5 megawatts during the three months ended September 30, 2015 from 3.5 megawatts during the three months ended September 30, 2014. The Sunetric segment increased megawatts installed by 0.22 megawatts, or 32.2%, to 0.9 megawatts during the three months ended September 30, 2015 from 0.68 megawatts during the three months ended September 30, 2014.

Gross profit. Gross profit decreased $1.6 million, or 51.2%, to $1.6 million or 14.9% of net revenue during the three months ended September 30, 2015 from $3.2 million or 16.9% of net revenue during the three months ended September 30, 2014. Gross profit for our residential segment decreased $2.0 million, or 69.6%, to $0.8 million or 12.5% of net revenue during the three months ended September 30, 2015 from $2.8 million or 19.7% of net revenue during the three months ended September 30, 2014. The decrease in the residential segment’s gross profit margin percentage was due to the proportionate greater absorption of fixed costs associated with the decline in revenue of $7.5 million from the prior year quarter. Gross profit for our Sunetric segment was $0.7 million or 19.6% of net revenue during the three months ended September 30, 2015 as compared to $0.2 million or 4.0% of net revenue for the three months ended September 30, 2014.

Selling and operating expenses. Selling and operating expenses decreased $3.6 million, or 51.1%, to $3.4 million or 32.9% of net revenue during the three months ended September 30, 2015 from $7.0 million or 37.1% of net revenue during the three months ended September 30, 2014. Selling and operating expenses for our residential segment decreased $3.2 million, or 56.4%, to $2.4 million or 35.6% of net revenue during the three months ended September 30, 2015 from $5.6 million or 39.2% of net revenue during the three months ended September 30, 2014. The decrease in the residential segment’s selling and operating expenses was attributable to the reduction of headcount, creating a new commission payout structure, and management’s decision to reduce the costs of customer leads. Selling and operating expenses for our Sunetric segment were $0.6 million or 16.1% of net revenue during the three months ended September 30, 2015 from $0.7 million or 17.2% of net revenue for three months ended September 30, 2014.

General and administrative expenses. General and administrative expenses decreased $1.0 million, or 43.9%, to $1.2 million or 11.8% of net revenue during the three months ended September 30, 2015 from $2.2 million or 11.6% of net revenue during the three months ended September 30, 2014. General and administrative expenses for our other segment decreased $0.8 million, or 44.3%, to $1.1 million or 0.0% of net revenue during the three months ended September 30, 2015 from $1.9 million or 260.08% of net revenue during the three months ended September 30, 2014. The decrease in the other segment’s general and administrative expenses was primarily due to exiting our Retail business and our reduction of headcount.

Litigation expenses. Litigation expenses during the three months ended September 30, 2015 consist of $1.1 million associated with the legal costs of responding to the U.S. Securities and Exchange Commission subpoena, as more fully described in Note 5. Commitments and Contingencies.

Acquisition-related and other costs. Acquisition-related and other costs were $0.0 million during the three months ended September 30, 2015 and $0.1 million during the three months ended September 30, 2014.

Restructuring costs. Restructuring costs were $0.1 million during the three months ended September 30, 2015 and $0.4 million during the three months ended September 30, 2014. Restructuring costs are related to the costs of closing multiple office locations.

Depreciation and Amortization. Depreciation and Amortization were $0.1 million during the three months ended September 30, 2015 and $1.0 million during the three months ended September 30, 2014.

Interest expense. Interest expense decreased $0.2 million to $0.1 million during the three months ended September 30, 2015 from $0.3 million during the three months ended September 30, 2014. The decrease reflects a lower weighted average utilization of our line of credit due to the receipt of proceeds from the 2015 Offerings.

Change in valuation of warrants, net. We recorded noncash income of $0.6 million during the three months ended September 30, 2015 compared to $6.8 million during the three months ended September 30, 2014, a decrease of $6.2 million. The change in valuation of warrants is due to decreasing stock prices causing a reduction in the carrying value of the common stock warrant liabilities.

Income tax benefit. Income tax benefit was $0.0 million during the three months ended September 30, 2015 and $0.3 million during the three months ended September 30, 2014. The 2014 income tax benefit represents the portion of the change in the tax valuation allowance related to the net deferred tax liabilities established as part of the purchase consideration transferred allocation for Sunetric.

Loss from continuing operations. Our loss from continuing operations during the three months ended September 30, 2015 was $3.9 million, or $(0.32) per share, as compared to a loss from continuing operations of $2.5 million, or $(0.98) per share, during the three months ended September 30, 2014.

Loss from discontinued operations. Our loss from discontinued operations during the three months ended September 30, 2015 was $0.4 million, or $(0.03) per share, as compared to a loss from discontinued operations of $2.2 million, or $(0.88) per share, during the three months ended September 30, 2014.

Net loss. Our net loss during the three months ended September 30, 2015 was $4.3 million, or $(0.35) per share, as compared to a net loss of $4.8 million, or $(1.86) per share, during the three months ended September 30, 2014.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Net revenue. Net revenue decreased $16.5 million, or 31.6%, to $35.8 million during the nine months ended September 30, 2015 from $52.3 million during the nine months ended September 30, 2014. Net revenue for our residential segment decreased $18.7 million, or 42.0%, to $24.9 million during the nine months ended September 30, 2015 from $43.6 million during the nine months ended September 30, 2014, primarily due to exiting the Colorado and Missouri markets. The residential segment decreased megawatts installed by 5.5 megawatts, or 48.6%, to 5.8 megawatts during the nine months ended September 30, 2015 from 11.3 megawatts during the nine months ended September 30, 2014. The Sunetric segment increased megawatts installed by 1.3 megawatts, or 100.4%, to 2.7 megawatts during the nine months ended September 30, 2015 1.4 megawatts for the period May 14, 2014, the acquisition date, through September 30, 2014.

Gross profit. Gross profit decreased $5.6 million, or 53.3%, to $4.9 million or 13.7% of net revenue during the nine months ended September 30, 2015 from $10.5 million or 20.1% of net revenue during the nine months ended September 30, 2014. Gross profit for our residential segment decreased $5.7 million, or 63.8%, to $3.3 million or 13.1% of net revenue during the nine months ended September 30, 2015 from $9.0 million or 20.7% of net revenue during the nine months ended September 30, 2014. As previously mentioned, the decrease in the residential segment’s gross profit percentage was due to the proportionate greater absorption of fixed costs associated with the decline in revenue of $7.5 million from the prior year quarter. Gross profit for our Sunetric segment was $1.6 million or 15.1% of net revenue during the nine months ended September 30, 2015 as compared to $1.0 million or 13.9% of net revenue for the period from May 14, 2014, the acquisition date, through September 30, 2014.

Selling and operating expenses. Selling and operating expenses decreased $9.4 million, or 47.6%, to $10.4 million or 29.1% of net revenue during the nine months ended September 30, 2015 from $19.8 million or 38.0% of net revenue during the nine months ended September 30, 2014. Selling and operating expenses for our residential segment decreased $8.4 million, or 53.1%, to $7.4 million or 29.7% of net revenue during the nine months ended September 30, 2015 from $15.8 million or 36.1% of net revenue during the nine months ended September 30, 2014. The decrease in the residential segment’s selling and operating expenses was attributable to the reduction of headcount, creating a new commission payout structure, and management’s decision to reduce the costs of customer leads. Selling and operating expenses for our Sunetric segment were $1.6 million or 15.6% of net revenue during the nine months ended September 30, 2015 compared to $1.2 million or 17.1% of net revenue for the period May 14, 2014, the acquisition date, through September 30, 2014.

General and administrative expenses. General and administrative expenses decreased $2.5 million, or 37.6%, to $4.1 million or 11.5% of net revenue during the nine months ended September 30, 2015 from $6.6 million or 12.6% of net revenue during the nine months ended September 30, 2014. General and administrative expenses for our Sunetric segment were $0.1 million or 0.6% of net revenue during the nine months ended September 30, 2015 as compared to $0.0 million or 0.3% of net revenue for the period May 14, 2014, the acquisition date, through September 30, 2014. General and administrative expenses for our other segment decreased $2.7 million, or 42.7%, to $3.6 million or 0% of net revenue during the nine months ended September 30, 2015 from $6.3 million or 339.5% of net revenue during the nine months ended September 30, 2014. The decrease in the other segment’s general and administrative expenses was primarily due to exiting our Retail business and our reduction of headcount across the Company.

Acquisition-related and other costs. Acquisition-related and other costs were $0.0 million during the nine months ended September 30, 2015 and $0.9 million during the nine months ended September 30, 2014 and were comprised of acquisition and integration costs related to Sunetric and Syndicated Solar Inc., respectively.

Restructuring costs. Restructuring costs were $0.4 million during the nine months ended September 30, 2015 and $0.4 during the nine months ended September 30, 2014. Restructure costs are related to the costs of obtaining a fairness opinion and related legal services in connection with the conversion of subordinated debt to equity as well as costs related to the closings of multiple offices.

Litigation expenses. Litigation expenses during the nine months ended September 30, 2015 consist of $1.6 million pursuant to our recording a charge associated with the settlement of the July 2014 PIPE and the legal costs of responding to the U.S. Securities and Exchange Commission subpoena regarding the same transaction, as more fully described in Note 5. Commitments and Contingencies.

Depreciation and amortization. Depreciation and amortization were $0.4 for the nine months ended September 30, 2015 and were $2.2 million during the nine months ended September 30, 2014 and reflects the amortization of intangible assets associated with the purchase of Sunetric.

Other income. Other income was $0.1 million for the nine months ended September 30, 2015; a reversal of previously accrued interest expense arising from the settlement of a sales tax audit.

Interest expense. Interest expense decreased $0.4 million to $0.4 million during the nine months ended September 30, 2015 from $0.8 million during the nine months ended September 30, 2014. The decrease reflects a lower weighted average utilization of our line of credit due to the receipt of proceeds from the 2015 Offerings.

Change in valuation of warrants, net. We recorded noncash income of $6.9 million during the nine months ended September 30, 2015 compared to $8.2 million during the nine months ended September 30, 2014, a decrease of $1.4 million. The change in valuation of warrants is due to decreasing stock prices causing a reduction in the carrying value of the common stock warrant liabilities.

Income tax benefit. Income tax benefit was $0.0 million during the nine months ended September 30, 2015 and $1.5 million during the nine months ended September 30, 2014. The 2014 income tax benefit represents the portion of the change in the tax valuation allowance related to the net deferred tax liabilities established as part of the purchase consideration transferred allocation for Sunetric.

Loss from continuing operations. As a result of the above factors, our loss from continuing operations during the nine months ended September 30, 2015 was $5.9 million, or $(0.87) per share, as compared to a loss from continuing operations of $12.9 million, or $(5.52) per share, during the nine months ended September 30, 2014.

Loss from discontinued operations. Our loss from discontinued operations during the nine months ended September 30, 2015 was $0.7 million, or $(0.11) per share, as compared to a loss from discontinued operations of $28.1 million, or $(12.05) per share, during the nine months ended September 30, 2014.

Net loss. Our net loss during the nine months ended September 30, 2015 was $6.6 million, or $(0.97) per share, as compared to a net loss of $40.9 million, or $(17.57) per share, during the nine months ended September 30, 2014.

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

Liquidity and Capital Resources

Our capital needs arise from working capital required to fund operations, including procurement of materials such as photovoltaic panels and inverters, operating and back office infrastructure, maintenance, expansion and improvement, and future growth. These operating requirements depend on numerous factors, including the ability to attract new solar energy system installation customers, market acceptance of our product offerings, the cost of ongoing upgrades to our product offerings necessary to remain competitive in the marketplace, the level of expenditures for sales and marketing, the level of investment in support systems and facilities and other factors. The timing and amount of these operating requirements are variable and may fluctuate from time to time, as well as varying based on seasonality. We did not have any material commitments for capital expenditures as of September 30, 2015, and we do not presently have any plans for future material capital expenditures.

As amended, the amount of available credit under the revolving line of credit is $5.0 million, subject to the Borrowing Base (as defined in the SVB Loan) of 75% of Eligible Accounts (as defined in the SVB Loan).

As of September 30, 2015, the borrowers under the SVB Loan were not in compliance with the minimum EBITDA financial covenant for the compliance period ended September 30, 2015. On November 6, 2015, Silicon Valley Bank waived this default in connection with amending the SVB Loan. The amendment removed the minimum EBITDA financial covenant and replaced it with a minimum liquidity requirement of $2.5 million comprised of the aggregate of our cash held at Silicon Valley Bank and availability under the SVB Loan.

We are required to satisfy the minimum liquidity covenant at all times beginning on November 30, 2015. We would not currently satisfy the minimum liquidity covenant and do not expect to satisfy it as of November 30, 2015 unless we are able to obtain additional capital on or before that date. There can be no assurance that we will be able to satisfy this covenant in future fiscal periods. We will need to demonstrate sufficient liquidity to renew the SVB Loan which matures March 15, 2016. There can be no assurance that we will be successful in doing so. If we fail to meet this covenant in the future and Silicon Valley Bank does not waive such failure, Silicon Valley Bank will be able to call an event of default under the SVB Loan and require us to repay all outstanding indebtedness thereunder or to exercise other rights under the SVB Loan.

We have evaluated the following conditions or events: (i) the U.S Securities and Exchange Commission subpoena initially disclosed as a Risk Factor in the second quarter report on Form 10-Q and subsequently updated in this quarter’s Form 10-Q which identified, among other matters, that we would be subject to material legal expenses, (ii) we incurred material legal fees this quarter and our insurance carrier has denied reimbursement, (iii) we require additional funds to implement our plans to grow our sales and construction capabilities, and (iv) our lender has waived the covenant default as discussed above but has required that we meet a liquidity test at all times beginning November 30, 2015, which will require us raise additional capital by that date. To increase liquidity, we could sell assets, materially reduce operating costs and seek extended terms for our obligations; however, such actions, should they be successful, would adversely impact future operating results. In evaluating these conditions and events in the aggregate, we determined that in order to continue our plan to increase sales and construction capabilities, meet our obligations for the next twelve months and also to comply with the liquidity covenant of the amended SVB Loan, it is necessary that we raise additional capital. We have engaged an investment-banking firm to assist us with raising additional capital, expected to occur during the fourth quarter 2015. Although we believe we have demonstrated a track record of raising capital, no assurances can be given that we will be successful in raising such capital or in sufficient amounts. If additional capital was not raised, we would be required to curtail plans to expand our sales and construction capabilities and instead materially reduce operating expenses, dispose of assets, as well as seek extended terms on our obligations, the effect of which would adversely impact future operating results. No assurances can be given that we would be successful in reducing our operating expenses, disposing of assets or seeking extended terms on our obligations.

The Company had total cash and available borrowings as follows:

For the quarter ended (in thousands)	October 30, 2015	September 30, 2015	December 31, 2014
Cash plus availability under current borrowing base	$886	$1,090	$3,001
Cash plus availability under maximum allowed borrowing base	$3,736	$3,519	$3,097

The decline in the size of the borrowing base arose from (i) the Company not focusing on sales generation during the first half of 2015 as discussed under Backlog and (ii) the current level of solar energy system installations not being sufficient to increase the size of the borrowing base. If the Company is successful with its goal of increasing sales and installations of solar energy systems, it is expected that the size of the future borrowing base will increase.

We have prepared our business plan for 2015, taking into account (i) the proceeds from the 2015 Offerings, (ii) anticipated timing of vendor payments for existing accounts payable and for new solar panels, (iii) anticipated timing of sales and installations of solar energy systems, (iv) anticipated timing of collection of accounts receivable, and (v) our operating cost structure following the implementation of cost improvement actions. Our objectives in preparing this plan included (i) further reducing our fixed operating cost infrastructure commencing during the first quarter of 2015 in order to reduce the required level of future revenue for profitable operations (ii) obtaining more favorable vendor terms and costs of materials and (iii) reducing our present operating losses and with the intention of returning to profitable operations in the future. Elements of this plan include, among others, (i) realizing operating costs savings from reductions in staff, commencing in the first quarter of 2015, (ii) the positive impact of the strategic decision to exit the large commercial segment which operated at both a substantial cash and operating loss, (iii) moving towards an optimized field and e-sales force, (iv) optimizing our construction capability for solar energy system installations through authorized third-party integrators to realize the revenue from installation of the backlog and minimize the impact on gross margin of idle construction crew time, (v) changing the mix of marketing expenditures to achieve a lower cost of acquisition than that employed in prior periods, and (vi) continued internal efforts to convert our accounts receivable to cash more quickly.

We expect that we will have a cash outflow from operating activities for the balance of the year as we will utilize cash to fund an anticipated increased level of rooftop installations for customers, thereby generating revenue, expand our e-sales and field sales organizations as well as increased marketing spend for lead generation, and also to continue to reduce our present accounts payable.

Cash Flows

The following table summarizes our primary sources (uses) of cash during the periods presented:

	Nine Months Ended September 30,
(in thousands)	2015	2014
Net cash provided by (used in):
Operating activities – continuing operations	$(15,234)	$(12,966)
Operating activities – discontinued operations	1,075	(18,333)

Operating activities	(14,159)	(31,299)

Investing activities	31	11,903

Financing activities	13,422	8,716

Net increase (decrease) in cash	$(706)	$(10,680)

Continuing Operations

Operating activities. Our operating activities used net cash of $15.2 million and $13.0 million during the nine months ended September 30, 2015 and 2014, respectively. Our net cash used in operating activities during the nine months ended September 30, 2015 was due to our net loss of $6.3 million, increased by noncash items of $5.8 million and a net increase in working capital assets and liabilities of $3.1 million. The change in noncash items was primarily related to a gain recognized on the change in valuation of warrants, while the increase in working capital assets and liabilities was primarily related to the pay down of aged accounts payable. Our net cash used in operating activities during the nine months ended September 30, 2014 was primarily due to our net loss increased by noncash items of $1.0 million and a decrease in working capital assets and liabilities of $0.6 million.

Investing activities. During the nine months ended September 30, 2015, we received proceeds of $0.2 million for the sale of equipment that was offset by the acquisition of property and equipment. During the nine months ended September 30, 2014, our investing activities provided net cash of $11.9 million consisting of $12.0 million from acquired businesses, offset by the acquisition of property and equipment.

Financing activities.  Our financing activities provided net cash of $13.4 million and $8.7 million during the nine months ended September 30, 2015 and 2014, respectively. Our net cash provided by financing activities during the nine months ended September 30, 2015 reflected the net proceeds on the issuance of Class A common stock and warrants of $15.1 million offset by net repayments against our revolving line of credit of $1.6 million. Our net cash provided by financing activities during the nine months ended September 30, 2014 reflected the net proceeds on the issuance of Class A common stock and warrants, and the exercise of warrants of $6.8 million and additional net borrowing on the line of credit of $4.8 million offset by the repayment of $1.0 million on a related party term note and the repayment of $2.0 million on the SVB Loan. We did not utilize the line of credit during the first quarter of 2014 and therefore had fewer borrowings and repayments during the nine months ended September 30, 2014.

Discontinued Operations

Operating activities. Our operating activities provided net cash of $1.1 million and used $18.3 million during the nine months ended September 30, 2015 and 2014, respectively. Our net cash provided by operating activities during the nine months ended September 30, 2015 was primarily due to our net loss, increased by a reduction in accounts receivable and costs in excess of billings of $5.2 million, and offset by an increase of $3.4 million in liabilities. Our net cash used in operating activities during the nine months ended September 30, 2014 was primarily due to our net loss decreased by the impairment charge of $18.8 million and increased by the net change in working capital assets and liabilities of $8.9 million, attributable to an increase of $4.5 million in accounts receivable and a net decrease in liabilities of $3.0 million.

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

Risk Factors

We caution that there are risks and uncertainties that could cause our actual results to be materially different from those indicated by forward-looking statements that, from time-to-time, we make in filings with the U.S. Securities and Exchange Commission, news releases, reports, proxy statements, registration statements and other written communications as well as oral forward-looking statements made by our representatives. These risks and uncertainties include, but are not limited to, those risks set forth in Part II, Item 1A of this report and listed in our Annual Report on Form 10-K for the year ended December 31, 2014. Except for the historical information contained herein, the matters discussed in this analysis are forward-looking statements that involve risk and uncertainties, including, but not limited to, general economic and business conditions, competition, pricing, brand reputation, consumer trends, and other factors which are often beyond our control. We do not undertake any obligation to update forward-looking statements except as required by law.

Investing in our securities involves significant risks. You should carefully read the risk factors set forth in Part II, Item 1A of this report and in the section entitled “RISK FACTORS” in our Annual Report on Form 10-K for the year ended December 31, 2014, which is on file with the U.S. Securities and Exchange Commission. Before making an investment decision, you should carefully consider these risks. The risks and uncertainties we have described are not the only ones facing our Company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business operations. We do not undertake any obligation to update forward-looking statements except as required by law.

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

At September 30, 2015, the estimated fair value of derivative instruments was $0.5 million. We estimate the fair values of these instruments using the Monte Carlo option pricing model which takes into account a variety of factors, including historical stock price volatility, risk-free interest rates, remaining maturity and the closing price of our Class A common stock. We believe that the assumption that has the greatest impact on the determination of fair value is the closing price of our Class A common stock. The recognition of gain and loss is primarily due to changes in our stock prices resulting in adjustments to the carrying value of the common stock warrant liability. Accordingly, as our stock price goes up, the liability is increased and we record expense, and conversely, when our stock price goes down, the liability is decreased and we record income.

At times, we are exposed to market risk from adverse changes in interest rates with respect to the short-term floating interest rate on borrowings under the SVB Loan. As of September 30, 2015, we had $2.7 million in borrowings outstanding under the SVB Loan. Any borrowings outstanding accrue interest at the greater of (i) the greater of (a) the bank’s prime rate or (b) 4.00%, plus 4.00%, and (ii) 8.00%.  As of September 30, 2015, if the bank’s prime rate were to increase or decrease by one percentage point, our interest expense would increase or decrease by approximately $0.1 million per year.

We purchase most of our product inventory from vendors inside the United States in transactions that are primarily U.S. dollar denominated transactions. Since the percentage of our international purchases denominated in currencies other than the U.S. dollar is small, currency risks related to these transactions are immaterial to us. However, a decline in the relative value of the U.S. dollar to other foreign currencies could lead to increased purchasing costs. In order to mitigate this exposure, we make virtually all of our purchases in U.S. dollars.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our chief executive officer, who also serves as our acting principal financial officer, and our principal accounting officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and Rule 15d-15(e) under the Exchange Act. Based upon their evaluation as of September 30, 2015, they have concluded that our disclosure controls and procedures are not effective.

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

On July 9, 2014, the Company completed a private offering of approximately $7.0 million of Class A common stock and warrants at a price per share of $48.00 ($2.40 pre-reverse split). Subsequently, the Company’s stock price declined to $1.18 as of September 30, 2015 and four of the investors that participated in the offering (out of approximately 20 total investors that participated in the offering) have asserted claims against the Company in three separate lawsuits alleging certain misrepresentations and omissions in the offering. Effective July 15, 2015 the Company settled with the four investors. The Company recorded a charge to operations of $0.5 million as of June 30, 2015, in recognition of the loss contingency for the July 2014 PIPE offering. That charge was equal to the retention under the Company’s 2014-15 Officers and Directors liability insurance policy as the Company expects the insurance policy will cover any future claims in excess of the retention limit.

On June 29, 2015, the Company received a subpoena from the U.S. Securities and Exchange Commission requesting the production of documents, records and information related to an investigation into the Company’s July 2014 PIPE offering. The Company believes that it has complied fully with all applicable laws, rules and regulations, and has been cooperating fully with the government’s investigation. The Company has established a special committee of the board of directors to review the facts and circumstances surrounding the July 2014 PIPE Offering and engaged outside counsel to assist it with its review. As a result, the Company has incurred litigation expenses of $1.1 million which are shown on the Condensed Consolidated Statements of Operations for quarter ended September 30, 2015. These legal expenses contributed to the Company not meeting the EBITDA covenant under its loan facility. The Company and its legal advisors believe its expenses in responding to the U.S. Securities and Exchange Commission subpoena, which were incurred after June 30, 2015, should be fully paid by its insurance carrier as they are directly related to the July 2014 PIPE Offering and the Company reached its retention limit for that event during the second quarter of 2015. However, the insurance carrier has denied coverage for these expenses on the grounds that the U.S. Securities and Exchange Commission subpoena does not constitute a “claim” covered by the policy. The Company vigorously disputes the position of its insurance carrier and will continue to pursue coverage of its legal expenses in this matter. However, as any recovery the Company would receive in the future is a gain contingency, no assurances can be made that its insurance carrier will, ultimately pay for or reimburse these expenses, or any portion of these expenses.

Item 1A.	Risk Factors

Except for the updated risk factor appearing below, there have been no material changes from the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

We need to increase our sales, installations and revenue in order to achieve our goal of initially operating at break-even, and profitability thereafter. We have developed plans to increase sales, installations and resulting revenue and require additional financial resources to implement these plans.

Our net revenue decreased $8.5 million, or 45%, to $10.4 million during the three months ended September 30, 2015 from $18.9 million during the three months ended September 30, 2014. Our current levels of sales, installations and revenue are not sufficient for profitable operations. We have developed plans to increase sales, installations and revenue and need additional financial resources to implement these plans. If we are unsuccessful in executing these plans, or in raising additional capital to finance these plans, we will be unable to increase sales, installations and resulting revenue and will not achieve our goal of operating at break-even, and profitability thereafter.

We require significant additional funds in order to be in compliance with the liquidity covenant of our revolving line-of-credit, meet our financial obligations for the ensuing 12-month period and to maintain and grow our current operations, and may be unable to obtain such funds.

Our operations do not generate sufficient revenue to enable us to operate profitably or expand our business. We have plans to seek additional capital in the fourth quarter of 2015 through debt or equity financing. Our revolving line-of-credit has a liquidity covenant that to be met will require us to raise capital by November 30, 2015. If we are unsuccessful in seeking additional capital, we will be required to seek liquidity from the sale of assets, material reductions in operating costs, and extending terms for our obligations. These actions would adversely impact our future financial results. There can be no assurance that we would be successful in seeking additional capital, selling assets and obtaining extended terms for our obligations.

The U.S. Securities and Exchange Commission’s ongoing investigation into our July 2014 PIPE offering has adversely affected our reputation, financial resources and operations and is expected to continue to have a negative impact on us.

On June 29, 2015, we received a subpoena from the U.S. Securities and Exchange Commission requesting the production of documents, records and information related to an investigation into our July 2014 PIPE offering. We are cooperating with the U.S. Securities and Exchange Commission and have established a special committee of the board of directors to review the facts and circumstances surrounding the July 2014 PIPE offering and engaged outside counsel to assist us with our review and response.

As a result of the investigation, we have incurred, and will continue to incur, significant legal expenses. As of September 30, 2015, we have incurred related litigation expenses of $1.1 million in connection with the investigation, which are shown on the Condensed Consolidated Statements of Operations. These legal expenses directly contributed to the Company not meeting the EBITDA covenant under the SVB Loan as of September 30, 2015. We and our legal advisors believe the expenses incurred in connection with the U.S. Securities and Exchange Commission subpoena, which were incurred after June 30, 2015, should be fully paid by our insurance carrier as they are directly related to the July 2014 PIPE offering and we reached our retention limit for that event during the second quarter of 2015. However, the insurance carrier has denied coverage for these expenses on the grounds that the U.S. Securities and Exchange Commission subpoena does not constitute a “claim” covered by the policy. We vigorously dispute the position of our insurance carrier and will continue to pursue coverage of our legal expenses in this matter. If we are unsuccessful in obtaining coverage of our legal expenses, or cannot do so in a timely manner, it will further materially and adversely affect our financial condition.

In addition to the direct investigation expense, the investigation distracts the time and attention of our officers and directors, diverts resources away from our operations and has damaged, and will continue to adversely impact, our reputation and relationships with shareholders, suppliers, customers and others.

Item 5.	Other Information

On November 6, 2015, our wholly-owned subsidiaries Real Goods Energy Tech, Inc., Real Goods Trading Corporation, Alteris Renewables, Inc., Real Goods Syndicated, Inc., Mercury Energy, Inc., Real Goods Solar, Inc.—Mercury Solar, Elemental Energy, LLC and Sunetric Management LLC entered into the Tenth Modification Agreement with Silicon Valley Bank pursuant to which the parties thereto agreed to certain amendments to the SVB Loan.

The Tenth Modification Agreement removed the EBITDA-based financial covenant in the SVB Loan and replaced it with a liquidity covenant. Before the Tenth Modification Agreement the borrowers under the SVB Loan were obligated to achieve EBITDA (loss no worse than), measured quarterly, on a trailing three month basis, on a consolidated basis, of the following amounts for each period ending as of the date indicated below:

Quarterly Period Ending (measured on a trailing three month basis)	EBITDA (loss no worse than)
March 31, 2015	$(7,500,000)
June 30, 2015	$(3,000,000)
September 30, 2015	$(2,000,000)
December 31, 2015	$(1,500,000)
March 31, 2016	$(2,100,000)

Under the liquidity covenant replacing the above EBITDA-based covenant, the borrowers are required to maintain, commencing on November 30, 2015 and thereafter, at all times, certified monthly by Borrower, the sum of (i) unrestricted cash at Silicon Valley Bank plus (ii) the unused Availability Amount (as defined in the SVB Loan) in an amount equal to or greater than $2,500,000.

In the Tenth Modification Agreement, Silicon Valley Bank also waived the borrowers’ failure to comply with the minimum EBITDA financial covenant contained in Section 6.9(a) of the SVB Loan for the compliance period ended September 30, 2015.

In connection with the Tenth Modification Agreement, the borrowers are obligated to pay to Silicon Valley Bank a $75,000 non-refundable fee payable on or before the earlier to occur of (i) receipt by borrowers of net proceeds from the issuance of additional equity securities of borrowers; and (ii) December 31, 2015. Borrowers are also obligated to reimburse Silicon Valley Bank for all legal fees and expenses incurred in connection with the SVB Amendment.

Item 6.	Exhibits

Exhibit No.	Description

10.1	Form of Exchange Agreement, dated June 25, 2015, between Real Goods Solar, Inc. and certain holders of Series A Warrants and Series C Warrants (Incorporated by reference to Exhibit 10.3 to Real Goods Solar’s Quarterly Report on Form 10-Q filed August 10, 2015 (Commission File No. 001-34044))

31.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of the Principal Accounting Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1**	Certification of the Chief Executive Officer and Acting Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf, by the undersigned, thereunto duly authorized.

Real Goods Solar, Inc.
(Registrant)

Date: November 9, 2015	By:	/s/ Dennis Lacey
Dennis Lacey
Chief Executive Officer (principal executive officer and acting principal financial officer)

Date: November 9, 2015	By:	/s/ Alan Fine
Alan Fine
Treasurer and Principal Accounting Officer

EXHIBIT INDEX

Item 6.	Exhibits

Exhibit No.	Description

10.1	Form of Exchange Agreement, dated June 25, 2015, between Real Goods Solar, Inc. and certain holders of Series A Warrants and Series C Warrants (Incorporated by reference to Exhibit 10.3 to Real Goods Solar’s Quarterly Report on Form 10-Q filed August 10, 2015 (Commission File No. 001-34044))

31.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of the Principal Accounting Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1**	Certification of the Chief Executive Officer and Acting Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith
**	Furnished herewith