Form 10-K
period 2015-12-31
Real Goods Solar, Inc.
filed 2016-04-01
CIK 1425565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

LOUISVILLE, COLORADO 80027

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    YES  ☐    NO  ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $23,392,693 as of June 30, 2015, based upon the closing price on the NASDAQ Capital Market on that date. The registrant does not have non-voting common equity.

As of March 18, 2016, 12,561,943 shares of the registrant’s Class A common stock and no shares of the registrant’s Class B common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or portions thereof) are incorporated by reference into the Parts of this Form 10-K noted:

Part III incorporates by reference from the definitive proxy statement for the registrant’s 2016 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form.

REAL GOODS SOLAR, INC.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2015

Item 1.	Business

Overview

RGS Energy and its subsidiaries (“RGS”, “we”, “us”, or “the Company”) provide solar energy systems to homeowners, and commercial building owners in the United States. We believe that solar energy adoption is still in the early stages and will continue to increase as utility rates rise and customers become more knowledgeable about the savings clean and sustainable solar energy can deliver. RGS and its predecessors have installed over 25,000 solar energy systems across the continental United States and Hawaii since 1978.

We endeavor to make the move to solar energy simple for our customers by managing and executing the process with our teams. We design and offer a suitable solar energy solution, then procure, permit, install, and interconnect the system to the utility grid. We provide a comprehensive workmanship warranty on each fully operational system.

RGS was incorporated in Colorado in 2008 as a successor to Gaiam Energy Tech, Inc. founded in 1999.

Business Strategy

Our goals are to (i) provide solar solutions that save residential and commercial customers’ money and (ii) operate our Company at a profit. Our strategies to achieve these goals are:

•	Install systems in geographic areas that allow us to provide electricity savings to customers. Currently we install in New York, New Jersey, Massachusetts, Rhode Island, Connecticut, New Hampshire, Vermont, Colorado, Hawaii, and California. These states typically have higher utility rates, additional local incentives and rebates, high customer return on investment, and/or favorable utility and government policies.

•	Geographic expansion. Annually, we perform an expansion assessment of the remaining states updating utility rates, local incentives and rebates to determine customer receptivity of our product based on potential customer return on investment.

•	Expand our call center. During the past two years we have built a call center in our headquarters in Louisville, Colorado to conduct sales via the phone and internet. This allows us to cost-effectively reach potential customers and easily enter new markets. Call center personnel have access to engineering, operations, customer support and other services personnel in Louisville allowing them to quickly address any questions that arise during the sales process.

•	Selectively utilize field sales staff. Many prospective customers request a face-to-face meeting, so we utilize field sales staff in locations where it is cost-effective to do so, particularly in the North Eastern United States and Hawaii.

•	Continue to drive growth through referrals networks. We pay customers for referring additional customers. We will continue to expand these programs through the call center, post install in-home parties, user-friendly software, and digital marketing.

•	Increase our installation capacity. Installation capacity needs to match sales demand around the country to install solar systems with the shortest cycle time possible. Our installations are performed by both in-house crews and our authorized integrator network.

•	Offer attractive financing options for customers. We refer our customers to a variety of options for financing solar energy systems including home improvement loans, equipment leases and power purchase agreements. In 2014 we began offering our own lease financing so that we could develop a portfolio of these assets and reduce our financing costs. Although we have ceased this offering until additional capital is raised.

Our Competitive Strengths

We believe our clients select us because:

•	We have been in the solar industry for over 35 years.

•	Flexible menu of product offerings. Our customers can utilize cash, loan, and leasing/power purchase agreements.
3

•	Location. We are located in states where utility costs are high or incentives for solar energy systems are available, therefore offering an attractive alternative to conventional power sources.

Description of our Services

We offer turnkey solar energy systems, including design, engineering, financing, procurement, permitting, installing, grid interconnection, monitoring, and maintenance. We install residential and commercial systems generally between 3 kilowatts (“kW”), and 1 megawatts (“MW”) in size, depending on the amount of electricity used by the customer and the size of their building. The average solar energy system is approximately 6 kW. We maintain a service department to manage and assist with service and repairs as well as provide operations and maintenance service contracts for larger projects. We design and build solar energy systems to meet each customer’s individual needs and circumstances. We assess a customer’s annual power requirements and average electricity rates to size the solar system and engineer its interconnection to the grid. We assess the customer’s roof size, configuration, and composition to determine the optimum location for the solar photovoltaic (“PV”) modules. We factor in information about the customer’s electrical service territory, rate structures, budget, preferred financing method and aesthetic preferences. We also identify the relevant federal, state and local regulations, including building codes, which are important to the cost, operation and return on investment of the customer’s solar energy system, as well as relevant tax rates, benefits of net metering, and various other factors. We assess this data using estimated solar production tools and analytical calculations which enable us to size and configure a cost-effective solar system for the customer.

We prepare final construction plans to obtain a building permit, which is necessary for grid interconnection and state incentive rebate processing. We also provide customers with a return on investment analysis which reflect the rebates and performance-based incentives that are available to each customer. Once all necessary approvals from financing partners and utilities, and incentive, rebate and jurisdictional authorities have been received, our in-house construction teams or authorized integrators begin the installation by placing racking on the customer’s roof (or by building a ground mount in certain situations), followed by installation of the PV modules, inverter(s) and the balance of systems components and safety equipment. We do not manufacture PV modules or inverters, but rather purchase these manufactured components for incorporation into our constructed solar energy systems.

After the PV modules and inverter(s) are installed on the customer’s home or business, we obtain a final inspection of the installation by the local building department, prepare and submit all rebate applications to the appropriate rebating jurisdiction, and, at the same time, apply to the local utility company to finalize interconnection of the customer’s solar energy system to the utility grid.

Solar Energy Systems

The most visible component of solar energy systems are the PV modules which transform the sunlight into direct electrical current (“DC”), which then travels to the inverter. The inverter converts the DC electricity into useable alternating current (“AC”) that matches the current of the household electrical service and the utility grid. The electricity created can go onto the grid or be used by the customer to power household items such as lights and appliances. The other major components are the metal racking which holds the solar modules in place on the roof or ground, the monitoring which tracks the solar production of the system, and balance of system which includes clamps and electrical parts. We do not manufacture any of the components. We purchase all components from the manufacturer or their distributors.

Warranty Terms

We and our suppliers offer warranties of up to 10 years for parts and labor, including property damage arising from workmanship, excluding roof penetrations which are generally warrantied for a period of 5 years. All major components installed in a PV system array are covered under transferable manufacturers’ warranties, which generally range from 10 to 25 years. Customer claims are processed through our customer service department. We will provide reasonable assistance to our customers in contacting the manufacturer concerning warranty service and undertake reasonable effort to recoup our labor costs from the manufacturer.

Financing

We offer customers a choice to finance their solar systems with their cash, third party loans, Company and third party leases or power purchase agreements. We are constantly vetting new financing products and only refer the ones that fit the customer’s needs and desires. Our menu of finance offerings allow us to provide solar energy systems to our customers at prices that we believe are economically attractive to their individual situation.

Sales and Marketing

We market and sell our products and services through a national sales organization that includes a direct outside sales force on the east coast and Hawaii, call centers, channel partners and a customer referral program. We have trained our sales organization to efficiently engage prospective customers from initial interest to customized proposals to signed contracts. We intend to continue growing our sales teams and will continue to educate consumers about the benefits of our solar products in order to lower our customer acquisition costs and further expand the market opportunity.

•	Inside sales – Our inside sales groups provide the opportunity to initially engage with potential customers prior to our outside sales or e-sales teams’ customer engagement. Inside sales groups identify the customer’s initial interest in solar energy and compile data necessary to assess potential cost savings for either of the following sales teams.

•	Direct outside sale – Our outside sales force works in the east coast markets and Hawaii where we serve to generate new business and complete sales orders through networking, local events and establishing local business alliances. The outside sales team visits potential customers in their homes or businesses, explaining the advantages of solar energy, answering customer questions and facilitating new sales orders.

•	E-sales – The e-sales teams provide an online, real time and complete customer experience. We use software or satellite imagery to review the customer’s rooftop for suitability, understand the customer’s interest and project potential cost savings from installation of the system. We utilize electronic contracts and digital signatures.

•	Customer referrals – Our customer referral program is designed to be an effective and efficient method of reaching new customers. Our program provides cash incentives to current customers to refer friends, relatives and co-workers.

•	Alliances and Channel Partnerships – We endeavor to generate referrals from programs with small local businesses and large regional partnerships to reach a larger target audience.

•	Online Digital Marketing – Consumers are seeking online education, purchase options, and business reviews before determining the best provider. Over the past year we have seen significant growth in online business traffic/demand. In an effort to align our business with marketplace and our E-sales teams with the consumer, we will continue to expand our online market presence.

Customers

Our residential customers are homeowners interested in reducing electrical utility costs and switching to clean, renewable energy. Our residential solar energy systems are generally rooftop installations generally up to 15kW in size.

Our commercial customers come from a variety of industries including retail, manufacturing, service and municipal services. Our commercial solar energy systems may be roof mounted or ground mounted and are generally up to 500kW in size. These customers do not include any large commercial customers included in discontinued operations. See Note 12. Discontinued Operations.

Suppliers

Our solar energy systems utilize PV modules and inverters purchased from several manufacturers and distributors. We negotiate pricing based on quantity purchased and payment terms. We purchase major components as needed and do not have long-term or volume commitments with suppliers.

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

The other source of competition comes from other solar providers such as, SolarCity Corporation, Vivint Solar Inc., NRG Home Solar, Sunrun Inc., Verengo, Inc., Sungevity, Inc., and many others.

Regulations

An interconnection agreement is generally required from the applicable local electricity utility to interconnect a solar energy system with the utility grid. In almost all cases, interconnection agreements are standard form agreements that have been pre-approved by the local public utility commission or other regulatory body with jurisdiction over interconnection. As such, no additional regulatory approvals are required once interconnection agreements are signed. We prepare and submit these agreements on behalf of our customers to ensure compliance with interconnection rules.

Our operations are subject to stringent and complex federal, state and local laws and regulations governing the occupational health and safety of our employees and wage regulations. For example, we are subject to the requirements of the federal Occupational Safety and Health Act, as amended, or OSHA, and comparable state laws that protect and regulate employee health and safety. We expend resources to comply with OSHA requirements and industry best practices. Federal and/or state prevailing wage requirements, which generally apply to any “public works” construction project that receives public funds, may apply to installations of our solar energy systems on government facilities. The prevailing wage is the basic hourly rate paid on public works projects to a majority of workers engaged in a particular craft, classification or type of work within a particular area. Prevailing wage requirements are established and enforced by regulatory agencies. Our in-house personnel monitor and coordinate our continuing compliance with these regulations when required.

Some jurisdictions place limits on the size or number of solar energy systems that can be interconnected to the utility grid. This can limit our ability to sell and install solar energy systems in some markets. The regulatory environment is constantly changing.

Government Incentives and Policies

U.S. federal, state and local governments have established various policies, incentives and financial mechanisms to reduce the cost of solar energy and to accelerate the adoption of solar energy. These incentives include tax credits, cash grants, production-based incentives, tax abatements and rebates. These incentives help catalyze private sector investments in solar energy, energy efficiency and energy storage measures, including the installation and operation of residential and commercial solar energy systems.

Following the extension of the Solar Investment Tax Credit in December 2015, the Internal Revenue Code allows a United States taxpayer to claim a tax credit of 30% of qualified expenditures for a solar energy system that is placed in service on or before December 31, 2019. This credit is scheduled to decline to 26% effective January 1, 2020, 22% in 2021, and then to 10% for commercial projects and 0% for residential projects in 2022.

Many U.S. states and local jurisdictions have established property tax incentives for renewable energy systems, which include exemptions, exclusions, abatements and credits. Many state governments, investor-owned utilities, municipal utilities and co-operative utilities offer rebates or other cash incentives for the installation and operation of a solar energy system or energy-related products.

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

Some states have established limits on net metering, imposed monthly or other fees on solar energy systems, or reduced the credit available for electricity generated by solar energy systems that are connected to the utility grid. For example, Hawaii, Nevada and Mississippi have recently announced net metering policies that establish wholesale rates, not retail rates, for crediting electricity produced by solar energy systems. This has adversely impacted the attractiveness of solar to residential customers in these markets. The California Public Utilities Commission recently issued a new ruling that maintains the net energy metering credit at full retail value, but adds new charges and requirements for customers installing a solar energy system. On the other hand, other states continue to expand their net metering programs. New York, for example, has suspended its cap on solar photovoltaic systems covered by the state’s net metering program.

Some states like Massachusetts offer Solar Renewable Energy Credits (“SRECs”) that provide cash payments based on the electricity produced by solar energy systems as an incentive for customers to invest in these systems. These programs are generally capped and must be reauthorized or extended when the cap is reached in order for the incentives to be continued. The Massachusetts Department of Energy Resources recently announced that the total capacity available under its current SREC program (SREC-II) for projects over 25 kW had been exceeded, and we expect the total capacity for smaller systems to be reached within a few months.

Seasonality

We have historically experienced seasonality in our business, with the first quarter representing our slowest sales quarter of the year. Additionally, the fourth quarter can be impacted by unfavorable weather, especially in the North East United States.

Employees

As of March 18, 2016, we had approximately 176 full-time and 3 part-time employees. None of our employees are represented by a labor union or subject to a collective bargaining agreement.

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

Risk Factors Related to our Business and Industry

We require significant additional funds in order to meet our financial obligations for the ensuing 12-month period and to maintain and grow our current operations, and we may be unable to obtain such necessary funds.

Our operations do not generate sufficient revenue to enable us to operate profitably or expand our business and adequate financing may not be available if and when we need it or may not be available on terms acceptable to us. If our cash flow from operations and the proceeds from our offering of units of promissory notes convertible into our Class A common stock and warrants in April 2016, the “2016 offering”, are insufficient to meet our obligations, we could be required to sell additional equity securities or refinance our obligations and may be unable to do so. In such circumstances, we will be required to seek liquidity from the sale of assets, material reductions in operating costs, and extended terms for our obligations. These actions would require the consent of our senior lender and the holder(s) of our convertible notes, and would adversely impact our future financial results. There can be no assurance that we would be successful in seeking additional capital, selling assets and obtaining extended terms for our obligations.

We have a history of operating losses, and it is uncertain when, or if, we may be able to achieve or sustain future profitability. If we do not become profitable on an ongoing basis, we may be unable to continue our operations.

We have incurred net losses and have an accumulated deficit of $156.2 million as of December 31, 2015. If we cannot improve our operating results and ultimately generate net income, we may be unable to continue our operations in the future.

We need to increase our sales, installations and revenue in order to achieve our goal of initially operating at break-even, and profitability thereafter. We have developed plans to increase sales, installations and resulting revenue and require additional financial resources to implement these plans.

Our current levels of sales, installations and revenue are insufficient for profitable operations. We have developed plans to increase sales, installations and revenue and need additional financial resources to implement these plans. If we are unsuccessful in executing these plans, or in raising additional capital to finance these plans, we will be unable to increase sales, installations and resulting revenue and will not achieve our goal of operating at break-even, and profitability thereafter.

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

Our indebtedness imposes various customary covenants on us and our subsidiaries. The restrictions that are imposed under these debt instruments include, among other obligations, limitations on our and our subsidiaries’ ability to:

•	sell assets;

•	change our business, management or ownership;

•	engage in any merger, acquisition or consolidation transactions;

•	incur additional debt or sell additional securities;

•	make dividends or distributions and repurchase stock;

•	make investments;

•	enter into certain transactions with affiliates; and

•	make payments on or amend any subordinated obligations

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

The market for solar energy systems is heavily influenced by foreign, federal, state and local government regulations and policies concerning the electric utility industry, as well as policies adopted by electric utilities. These regulations and policies often relate to electricity pricing and technical interconnection of customer-owned electricity generation. For example, the vast majority of states have a regulatory policy known as net energy metering, or net metering, which allows our customers to interconnect their on-site solar energy systems to the utility grid and offset their utility electricity purchases by receiving a bill credit at the utility’s retail rate for energy generated by their solar energy system that is exported to the grid and not consumed on-site. In this way, the customer pays for the net energy used or receives a credit at the retail rate if more electricity is produced than consumed. In some states, net-metering is being replaced with lower credits for the excess electricity sent onto the grid from solar energy systems, and utilities are imposing minimum or fixed monthly charges on owners of solar energy systems. For example, in October, 2015, the Hawaiian Electric Companies, the primary utility in Hawaii, announced that it was replacing its net metering program with a new “grid supply” program that credits excess electricity sent onto the grid by a solar energy system at a fixed rate of between 15 cents per kilowatt-hour and 27 cents per kilowatt hour, rather than at the higher retail rates available under the prior net-metering program and also imposes a minimum monthly bill of $25 dollars for owners of solar energy systems that remain connected to the utility grid. Many jurisdictions also impose caps which limit the aggregate amount of power that may be sold by solar power generators into the electric grid. Some utilities also restrict the amount of consumer-owned electricity generation that can be placed on a circuit and the may require special studies or equipment before such generation can be connected to the utility grid. These regulations and policies have been modified in the past and may be modified in the future in ways that can restrict the interconnection of solar energy systems, deter purchases of solar energy systems by customers. In addition, electricity generated by solar energy systems competes most favorably in markets with tiered rate structures or peak hour pricing that increase the price of electricity when more is consumed. Modifications to these rate structures by utilities, such as reducing peak hour or tiered pricing or adopting flat rate pricing, could require solar energy systems to achieve lower prices in order to compete with the price of utility generated electricity.

The reduction, elimination or expiration of government subsidies and economic incentives for solar energy systems could reduce the demand for our products and services.

U.S. federal, state and local government bodies and utilities provide incentives to end users, distributors, system integrators and manufacturers of solar energy systems to promote solar electricity in the form of rebates, tax credits and other financial incentives such as system performance payments and payments for renewable energy credits associated with renewable energy generation. These incentives enable us to lower the price we charge our customers for solar energy systems. However, these incentives may expire on a particular date, end when the allocated funding is exhausted, or be reduced or terminated as solar energy adoption rates increase. These reductions or terminations often occur without warning. In addition, applicable authorities may adjust or decrease incentives from time to time or include provisions for minimum domestic content requirements or other requirements to qualify for these incentives. The reduction, elimination or expiration of such incentives or delays or interruptions in the implementation of favorable federal or state laws could substantially increase the cost of our systems to our customers, resulting in a significant reduction in demand for our solar energy systems, which would negatively impact our business. For example, the Massachusetts Department of Energy Resources recently announced that the total capacity available under its current SREC program (SREC-II) for projects over 25 kW had been exceeded, and we expect the total capacity for smaller systems to be reached within a few months. Massachusetts accounted for a significant amount of our sales in 2015, and if a new SREC program is not approved our sales in Massachusetts are likely to decline significantly.

We prepare and submit paperwork on behalf of our customers and financing partners to obtain payment for solar energy systems that we sell and applicable incentives. The failure to complete this paperwork accurately or submit it on a timely basis may reduce our revenue and profit on projects and expose us to liquidated damages and other penalties.

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

For projects where we recognize revenue on a percentage-of-completion basis our revenue from these installations is determined by the performance of our contractual obligations. The time it takes to execute our contractual obligations may impact the amount of revenue recognized in a particular period. Timelines can be adversely impacted by weather, governmental agencies, utilities and customer requirements. In addition, certain customer contracts may include payment milestones due at specified points during a project. Although we generally have payment terms that provide for positive cash flow, delays in project execution or customer payments can adversely affect our business and cash flows.

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

The solar energy industry is subject to technological change. If we rely on products and technologies that cease to be attractive to customers, or if we are unable to respond appropriately to changing technologies and changes in product function and quality, we may not be successful in capturing or retaining significant market share. In addition, any new technologies utilized in our solar energy systems may not perform as expected or as desired, in which event our adoption of such products or technologies may harm our business.

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

We may incur fines and other penalties if we do not conduct our business in accordance with licenses required for our operations and if any such license is suspended or lost, we may be unable to sell or install solar installation systems in the jurisdiction in question and our sales and revenue from that jurisdiction would be adversely affected.

As a construction company we are required to hold general or specialty contractors’ licenses in some of the jurisdictions in which we operate, although in other jurisdiction we utilize the licenses of subcontractors. Some jurisdictions also require licenses to sell home improvement products or services, or to issue consumer credit. If we violate the rules of these licensing authorities we may incur fines or other penalties or have our licenses suspended or cancelled. Some licenses require personnel with specific qualifications. If we lose those personnel, we may lose our ability to conduct business in that jurisdiction until we can hire a qualified replacement. The qualifying employee for our Hawaii contractor’s license recently resigned as our qualifying employee. If we do not hire a new qualifying employee within 90 days of the submission of his resignation to the Hawaii contractors’ licensing authority board, we will not be able to sign new contracts and may have to suspend construction activities or utilize subcontractors until we can hire a qualified replacement. If we are unable to hire a qualified replacement, or cannot do so in a timely manner, our revenue from the Sunetric segment will be adversely affected.

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

The U.S. Securities and Exchange Commission’s ongoing investigation into the PIPE offering has adversely affected our reputation, financial resources and operations and is expected to continue to have a negative impact on us.

On June 29, 2015, we received a subpoena from the U.S. Securities and Exchange Commission requesting the production of documents, records and information related to an investigation into our July 2014 private placement (the “PIPE offering”). We are cooperating with the U.S. Securities and Exchange Commission and have established a special committee of the board of directors to review the facts and circumstances surrounding the PIPE offering and engaged outside counsel to assist us with our review and response

As a result of the investigation, we have incurred significant legal expenses. As of December 31, 2015, we have incurred related expenses of approximately $2.0 million in connection with the investigation, which are shown on Consolidated Statements of Operations. We and our legal advisors believe the expenses incurred in connection with the U.S. Securities and Exchange Commission subpoena, which were incurred after June 30, 2015, should be fully paid by our insurance carrier as they are directly related to the July 2014 PIPE offering and we reached our retention limit for that event during the second quarter of 2015. Our insurance carrier has denied coverage for these expenses on the grounds that the U.S. Securities and Exchange Commission subpoena does not constitute a “claim” covered by the policy, but has nevertheless agreed to advance funds to pay amounts the Company contends constitute defense costs, while reserving all rights, including the right to recoup all amounts advanced. We vigorously dispute the position of our insurance carrier in this matter. If our insurance carrier prevails in recouping the amounts advanced or ceases to advance funds for these expenses in a timely manner, it will further materially and adversely affect our financial condition.

In addition to the direct investigation expense, the investigation distracts the time and attention of our officers and directors, diverts resources away from our operations and has damaged, and will continue to adversely impact, our reputation and relationships with shareholders, suppliers, customers and others.

We rely heavily on a limited number of suppliers, installers and other vendors, to some of which we owe significant past due balances, and if these companies become unwilling to deliver critical components and services, it would adversely affect our ability to operate and our financial results.

We rely on a limited number of third-party suppliers to provide the components used in our solar energy systems. We also rely on key vendors to provide internal and external services which are critical to our operations, including installation of solar energy systems, accounting and customer relationship management software, facilities and communications. The failure of our suppliers and vendors to supply us with products and services in a timely manner or on commercially reasonable terms could result in lost orders, delay our project schedules, limit our ability to operate and harm our financial results. There have been times in our history when we have had significant outstanding balances and have been in arrears with many of our suppliers and vendors. When these circumstances existed, many of these suppliers and vendors were no longer willing to provide products or services to us, and placed us on “credit hold”, or were requiring payment in advance. In January 2016 our largest distributor, Solar Solutions and Distribution, LLC, purchased our line of credit from Silicon Valley Bank in part so that they could obtain repayment of outstanding balances and obtain a security interest in our assets for the amounts owed to them. If any of our suppliers or vendors were to fail to supply our needs on a timely basis or to cease providing us key components or services we use, we would be required to secure alternative sources of supply. We may have difficulty securing alternative sources of supply. If this were to occur, our business would be harmed.

Although currently there is no shortage of supplies for solar energy systems, from time to time in the past, shortages have occurred and have impacted companies such as us. Shortages in the supply of silicon, inverters or supply chain issues could adversely affect the availability and cost of the solar photovoltaic modules used in our solar energy systems.

Shortages of silicon, inverters or supply chain issues could adversely affect the availability and cost of our solar energy systems. Manufacturers of PV modules depend upon the availability and pricing of silicon, one of the primary materials used in PV modules. The worldwide market for silicon from time to time experiences a shortage of supply, which can cause the prices for PV modules to increase and supplies to become difficult to obtain. While we have been able to obtain sufficient supplies of solar photovoltaic modules to satisfy our needs to date, this may not be the case in the future. Future increases in the price of silicon or other materials and components could result in an increase in costs to us, price increases to our customers or reduced margins.

A significant percentage of PV modules used in the United States are imported from China or utilize solar cells made in Taiwan. In 2014 the U.S. Department of Commerce imposed tariffs on these products. Although most of the solar photovoltaic modules we used in 2015 were sourced from North American manufacturers, we have experienced price increases and occasional problems with availability as a result of these tariffs. Other international trade conditions such as work slowdowns and labor strikes at port facilities or major weather events can also adversely impact the availability and price of solar photovoltaic modules.

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

We believe that our ability to compete depends in part on a number of factors outside of our control, including the following:

•	the availability of solar financing solutions;
•	the price at which competitors offer comparable products;
•	marketing efforts undertaken by our competitors;
•	the extent of our competitors’ responsiveness to customer needs; and
•	access to materials, labor and installation services.

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

Solar energy systems generate electricity, which is inherently dangerous. Installation of these systems also involves the risk of falling from rooftops, personal injuries occurring at the job site and other risks typical of construction projects. Although we take many steps to assure the safe installation and operation of our solar energy systems, and maintain insurance against such liabilities, we may nevertheless be exposed to significant losses arising from personal injuries or property damage arising from our projects.

Availability and cost of financing for solar energy systems could reduce demand for our services and products.

Many of our customers depend on loan or lease financing to fund the purchase price of our solar energy systems. The interest rate for this financing varies with market conditions. Third-party financing sources also charge significant fees for their financing products. If our financing sources increase their fees or interest rates, our customers’ cost of purchasing our solar energy systems will increase and we may experience decreased demand for our products and services, resulting in reduced revenue. In the alternative, if we elect to absorb any financing price increase by lowering the price of our products and services to keep the total cost to our customers constant, our revenue will decrease and we will experience lower profit margins. In 2014 we introduced our own financing option in selective markets. However, we continue to rely on third parties to finance most of our sales of solar energy systems.

Our failure to meet customer expectations in the performance of our services, and the risks and liabilities associated with placing our employees and technicians in our customers’ homes and businesses, could give rise to claims against us.

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

Our Class A common stock is currently listed for trading on The NASDAQ Capital Market. We must continue to satisfy NASDAQ’s continued listing requirements or risk delisting of our securities. Delisting would have an adverse effect on the price of our Class A common stock and likely also on our business. As previously disclosed, on December 23, 2015, we received notice from NASDAQ that we were not in compliance with the NASDAQ minimum bid-price rule. We have 180 calendar days, or until June 20, 2016, to regain compliance. If we have not regained compliance by that date, and if certain conditions are met, we may be eligible for an additional 180 day compliance period. There can be no assurance that we will be able to regain compliance with the NASDAQ continued listing requirements, or that our Class A common stock will not be delisted from The NASDAQ Capital Market in the future. If our Class A common stock is delisted from NASDAQ, it may trade on the over-the-counter market, which may be a less liquid market. In such case, our shareholders’ ability to trade, or obtain quotations of the market value of, shares of our Class A common stock would be severely limited because of lower trading volumes and transaction delays. These factors could contribute to lower prices and larger spreads in the bid and ask prices for our securities.

We expect to hold a special meeting of our shareholders to consider and seek approval of a reverse stock split which if approved we expect will cause our stock price to meet the NASDAQ minimum bid price continued listing requirement. There can be no assurance our shareholders will approve the reverse stock split.

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

Ownership of our securities may be diluted by future issuances of securities or the conversion or exercise of outstanding or to be issued options, warrants, convertible notes, convertible stock or other securities. The 2016 Offering will be dilutive for current shareholders.

In addition, as of March 18, 2016, there were an aggregate of approximately 1.5 million shares of Class A common stock that may be issued upon exercise or conversion of other outstanding options to purchase our Class A common stock under our 2008 Long Term Incentive Plan and warrants or other agreements.

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

Because our Class A common stock is publicly traded, we are subject to certain rules and regulations of federal, state and financial market exchange entities charged with the protection of investors and the oversight of companies whose securities are publicly traded. These entities, including the Public Company Accounting Oversight Board, the U.S. Securities and Exchange Commission and NASDAQ, periodically issue new requirements and regulations and legislative bodies also review and revise applicable laws such as the Sarbanes-Oxley Act of 2002 and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. As interpretation and implementation of these laws and rules and promulgation of new regulations continues, we will continue to be required to commit significant financial and managerial resources and incur additional expenses.

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

Risk Factors Related to our Relationship with Riverside

Riverside has influence over us and its interests may conflict with or differ from interests of other shareholders.

Riverside holds 13.4% of the currently outstanding shares of our Class A common stock as of March 18, 2016. Riverside’s ownership may decrease depending on the amount of shares of Class A common stock we issue in the future. Further, pursuant to the terms of the Shareholders Agreement entered into in connection with the closing of the merger with Alteris Renewables, Inc. (“Alteris”), Riverside currently has the right to designate one individual for appointment or nomination to our board of directors. Because of Riverside’s voting rights and its ability to designate individuals for appointment or nomination to our board of directors, Riverside will be able to exert influence over our company and matters requiring approval by our shareholders, including the election of directors, increasing our authorized capital stock, financing activities, a merger or sale of our assets and the number of shares authorized for issuance under our 2008 Long-Term Incentive Plan.

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

Our principal executive offices are located in Louisville, Colorado. The following table sets forth certain information relating to our primary facilities:

Primary Locations	Size (sq. ft.)	Use	Lease Expiration	Business Segment
Louisville, CO	29,189	Corporate Headquarters	Dec-16	Other/Residential
Bloomfield, CT	2,500	Office and warehouse	Aug-16	Residential
Montpelier, VT	1,500	Office	Month-Month	Residential
Franklin, CT	1,200	Office	Jul-17	Residential
Westborough, MA	1,600	Office	Apr-16	Residential
Kailua, HI	10,000	Office and warehouse	Dec-16	Sunetric
Kailu-Kona, HI	3,360	Warehouse	Month-Month	Sunetric

Existing facilities have lease renewal options ranging from 1 month to 3 years.

Item 3.	Legal Proceedings

From time to time, we are involved in legal proceedings that we consider to be in the normal course of business.

On July 9, 2014, the Company completed a private offering of approximately $7.0 million of its Class A common stock and warrants to purchase Class A common stock at a price per share unit of $48.00 ($2.40 pre-reverse split) (the “July 2014 PIPE Offering”). Subsequently, the Company’s stock price declined to $0.63 as of December 31, 2015 and five of the investors that participated in the offering (out of approximately 20 total investors that participated in the offering) asserted claims against the Company alleging certain misrepresentations and omissions in the offering. We subsequently reached settlements with all five investors. The Company recorded a charge to operations of $0.5 million as of June 30, 2015, in recognition of the loss contingency for the July 2014 PIPE Offering. That charge was equal to the retention under the Company’s 2014-15 Officers and Directors liability insurance policy as the Company expects the insurance policy will cover any future claims in excess of the retention limit.

On June 29, 2015, the Company received a subpoena from the U.S. Securities and Exchange Commission requesting the production of documents, records and information related to an investigation into the Company’s July 2014 PIPE offering. The Company believes that it has complied fully with all applicable laws, rules and regulations, and has been cooperating fully with the government’s investigation. The Company has established a special committee of the board of directors to review the facts and circumstances surrounding the PIPE offering and engaged outside counsel to assist it with its review. As a result, the Company has incurred litigation expenses of $2.0 million which are shown on the Consolidated Statements of Operations for year ended December 31, 2015. The Company and its legal advisors believe its expenses in responding to the U.S. Securities and Exchange Commission subpoena, which were incurred after June 30, 2015, should be fully paid by its insurance carrier as they are directly related to the July 2014 PIPE Offering and the Company reached its retention limit for that event during the second quarter of 2015. Our insurance carrier has denied coverage for these expenses on the grounds that the U.S. Securities and Exchange Commission subpoena does not constitute a “claim” covered by the policy, but has in March 2016 nevertheless agreed to advance funds to pay amounts we contend constitute defense costs, while reserving all rights, including the right to recoup all amounts advanced. We vigorously dispute the position of our insurance carrier in this matter. If our insurance carrier prevails in recouping the amounts advanced or ceases to advance funds for these expenses in a timely manner, it will further materially and adversely affect our financial condition.

Item 4.	Mine Safety Disclosures

Not applicable.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Price History

On March 18, 2016 we had approximately 89 shareholders of record and 12,561,943 shares of $.0001 par value Class A common stock and no shares of $.0001 par value Class B shares outstanding.

The following table sets forth the high and low close prices for our Class A common stock for the periods indicated:

	High	Low
Fiscal 2015:
Fourth Quarter	$1.54	$0.42
Third Quarter	$2.12	$0.80
Second Quarter	$5.20	$2.23
First Quarter	$14.00	$5.00
Fiscal 2014:
Fourth Quarter	$30.40	$9.60
Third Quarter	$58.00	$28.00
Second Quarter	$82.00	$41.60
First Quarter	$104.60	$63.80

Dividend Policy

We have not declared or paid any cash dividends on our Class A common stock, and we do not anticipate doing so in the foreseeable future. We currently intend to retain future earnings, if any, to operate our business and support our future growth strategies. Any future determination to pay dividends on our Class A common stock will be at the discretion of our Board of Directors and will depend on our financial condition, results of operations, contractual restrictions, restrictions imposed by applicable law, capital requirements and other factors that our Board of Directors deems relevant. Our revolving line of credit with Solar Solutions Distribution, LLC. prohibits the payment of dividends.

Sale of Unregistered Securities

All sales of unregistered equity securities during 2015 have been previously reported in a Form 10-Q or Form 8-K.

Equity Compensation Plan Information

The following table summarizes equity compensation plan information for our Class A common stock as of December 31, 2015:

Plan Category	Number of securities to be issued upon exercise of outstanding options, and rights	Weighted average exercise price of outstanding options, and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	146,979	$25.24	1,659,066
Equity compensation plans not approved by security holders	4,500	23.00
Total	151,479	$25.24	1,659,066

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Discontinued Operations

During 2014, we committed to a plan to sell certain contracts and rights comprising our large commercial installations business, otherwise known as our former Commercial segment. At the same time, we determined not to enter into further large commercial installation contracts in the mainland United States. Most contracts in process at December 31, 2014 were substantially completed during 2015 and we expect any remaining work to be completed in 2016. We now report this business as a discontinued operation, separate from our continuing operations. The following management discussion and analysis of financial condition and results of operations is for our continuing operations, unless indicated otherwise.

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

We, including our predecessors, have more than 35 years of experience in residential solar energy and trace our roots to 1978, when Real Goods Trading Corporation sold the first solar photovoltaic panels in the United States. We have designed and installed over 25,000 residential and commercial solar systems since our founding.

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

Mergers and Acquisitions

Mercury Energy, Inc.

We acquired 100% of the voting equity interests of Mercury Energy, Inc. on January 14, 2014 through a merger pursuant to an Agreement and Plan of Merger. The total consideration transferred was approximately $29.1 million and was comprised of 0.4 million shares of our Class A common stock, based on our Class A common stock closing market price of $76.60 per share on January 13, 2014, subject to an escrow arrangement and adjusted for a post-closing working capital adjustment.

Elemental Energy, LLC d/b/a Sunetric.

We acquired 100% of the voting equity interests of Elemental Energy LLC, d/b/a, Sunetric, on May 14, 2014 pursuant to the terms of a Membership Interest Purchase Agreement. The total consideration transferred was approximately $9.4 million and was comprised of 0.2 million shares of our Class A common stock, based on our Class A common stock closing market price of $55.00 per share on May 13, 2014, adjusted for a post-closing working capital adjustment; and $0.5 million of estimated probable contingent consideration. The provisional purchase consideration transferred was subject to a working capital true-up adjustment based on the determined final closing balances. The contingent consideration provided the sellers with the potential to earn up to $3.0 million in additional earn-out payments, to be paid in unregistered shares of our Class A common stock, upon the achievement of certain revenue and income earn-out targets for 2014 and 2015. The majority of these targets were not achieved and the contingent consideration has been adjusted accordingly. See Note 3. Mergers and Acquisitions.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or “GAAP”. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified the following to be critical accounting policies whose application have a material impact on our reported results of operations, and which involve a higher degree of complexity, as they require us to make judgments and estimates about matters that are inherently uncertain.

Revenue Recognition

For sales of solar energy systems and components of less than 100 kW, “residential and small commercial customers”, we recognize revenue in accordance with ASC 605-25, Revenue Recognition—Multiple-Element Arrangements, and ASC 605-10-S99, Revenue Recognition—Overall—SEC Materials. Revenue is recognized when (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the sales price is fixed or determinable, and (4) collection of the related receivable is reasonably assured. Components are principally comprised of photovoltaic panels, inverters, and solar energy system mounting hardware. The Company recognizes revenue when it installs a solar energy system, provided all other revenue recognition criteria have been met. Costs incurred on residential installations before the solar energy systems are completed are deferred and included in other current assets as work in progress in the consolidated balance sheet.

For those systems of 100 kW or greater, “commercial customers,” we recognize revenue according to ASC 605-35, Revenue Recognition—Construction-Type and Production Type Contracts. Revenue is recognized on a percentage-of-completion basis, based on the ratio of total costs incurred to date to total projected costs. Provisions are made for the full amount of any anticipated losses on a contract-by-contract basis.

The assets “Costs in excess of billings” and “Deferred costs on uncompleted contracts” represent costs incurred plus estimated earnings in excess of amounts billed on percentage-of-completion method contracts and costs incurred but deferred until recognition of the related contract revenue on completed-method contracts, respectively. The liability “Billings in excess of costs on uncompleted contracts” represents billings in excess of related costs and earned profit on percentage-of-completion method contracts. We invoice commercial customers according to milestones defined in their respective contracts. The prerequisite for billing is the completion of an application and certificate of payment form as per the contract, which is done after each month end.

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

Inventory

Inventory consists primarily of solar energy system components (such as PV modules and inverters) located at our warehouses and is stated at the lower of cost (first-in, first-out method) or market. We identify the inventory items to be written down for obsolescence based on the item’s current sales status and condition. We write down discontinued or slow moving inventories based on an estimate of the markdown to retail price needed to sell through our current stock level of the inventories on a quarterly basis.

Warranties

We warrant solar energy systems sold to customers for ten years against defects in material or installation workmanship. The manufacturers’ warranties on the solar energy system components, which are typically passed through to the customers, typically have product warranty periods of 10 years and a limited performance warranty period of 25 years. We generally provide for the estimated cost of warranties at the time the related revenue is recognized. We assess the accrued warranty reserve regularly and adjusts the amounts as necessary based on actual experience and changes in future estimates.

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

Purchase Accounting

We account for business combinations under ASC 805, Business Combinations. The cost of an acquisition, including any contingent consideration, is measured as the aggregate of the fair values at the date of exchange of the assets given, liabilities assumed, and equity instruments issued. Identifiable assets, liabilities, and contingent liabilities acquired or assumed are measured separately at their fair value as of the acquisition date. The excess of the cost of the acquisition over our interest in the fair value of the identifiable net assets acquired is recorded as goodwill. Further, acquisition tax benefits we obtain from acquired companies are recognized in operating income as changes in our tax valuation allowance for our previously existing deferred tax assets.

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

Share-Based Compensation

We recognize compensation expense for share-based awards based on the estimated fair value of the award on the date of grant. We measure compensation cost at the grant date fair value of the award and recognize compensation expense based on the probable attainment of a specified performance condition for performance based awards or over a service period for time based awards. We use the Black-Scholes option valuation model to estimate the fair value for purposes of accounting and disclosures. In estimating this fair value, certain assumptions are used (see Note 12. Share-Based Compensation), including the expected life of the option, risk-free interest rate, dividend yield, volatility and forfeiture rate. The use of different estimates for any one of these assumptions could have a material impact on the amount of reported compensation expense.

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

Results of Operations

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Net revenue. Net revenue decreased $25.2 million, or 35.7%, to $45.5 million during 2015, from $70.8 million during 2014. The decrease in revenue reflects a decrease in solar systems constructed to 9.7 MW in 2015 from 17.0 MW in 2014. Net revenue for our residential segment decreased $25.6 million, or 45.9%, to $30.2 million during 2015, from $55.8 million during 2014, primarily due to our closing of California and Missouri offices. Net revenue for our Sunetric segment increased by $2.6 million, or 20.3% to $15.3 million during 2015, from $12.7 million during 2014. This represents the installment of 3.8 megawatts in 2015 in comparison to 2.7 megawatts in 2014.

Gross profit. Gross profit decreased $6.3 million, or 49.6%, to $6.4 million during 2015, from $12.8 million during 2014. Gross profit percentage decreased to 14.1% during 2015 from 18.0% during 2014. The decrease in the residential segment’s gross profit percentage was due to the proportionate greater absorption of fixed costs associated with the decline in revenue from the prior year.

Selling and operating expenses. Selling and operating expenses decreased $13.5 million, or 49.2%, to $13.9 million during 2015 from $27.4 million during 2014. The decrease in selling and operating expenses is attributable to taking actions to reduce operating expenses in proportion to declining revenue including: (i) a decrease in indirect payroll and burden of approximately $5.9 million, (ii) decreased marketing expenditures of $2.8 million and (iii) decreased commissions of $2.2 million due to a change in commission structure.

General and administrative expenses. General and administrative expenses decreased, consistent with the approach for selling and operating expenses to reduce expenses in proportion to the declines in revenue, approximately $2.4 million, or 29.8%, to $5.8 million during 2015, from $8.3 million during 2014. The decrease in general and administrative expense is mainly attributable to: (i) a decrease in indirect payroll and burden of approximately $1.4 million, and (ii) decreases in occupancy and office related expenses. As a percentage of net revenue, general and administrative expenses increased to 13.4% during 2015 from 12.0% during 2014.

Acquisition costs. There were no acquisition costs during 2015 as compared to $0.8 million in 2014 related to the acquisition of Sunetric.

Restructuring costs. Restructuring costs were approximately $0.2 million during 2015 for costs incurred by management’s decision to seek cost efficiencies and severance paid to departing executives. During 2014 there were approximately $0.6 million of restructuring costs.

Litigation. Litigation expenses during the year ended December 31, 2015 consist of $2.0 million associated with the legal costs of responding to the U.S. Securities and Exchange Commission subpoena and settlements with investors in our July 2014 PIPE Offering, as more fully described in Note 8. Commitments and Contingencies.

Goodwill and other asset impairments. Goodwill and other asset impairments were $0.0 million during 2015, compared to $11.8 million in 2014 which consisted of $10.4 million of goodwill related to Sunetric and approximately $1.3 million of real property and inventories related to the catalog segment.

Other income. Other income increased $0.3 million to $0.4 million during 2015 from $0.1 million during 2014 due primarily to the gain on sale of fully depreciated assets.

Interest expense. Interest expense decreased approximately $0.7 million to $0.5 million during 2015 from $1.2 million during 2014 due converting related party debt to equity in the second quarter of 2015.

Change in valuation of warrants. We recorded noncash gains of $7.1 million during 2015 and $14.2 million during 2014 primarily due to decreasing stock prices resulting in adjustments to the fair value of the common stock warrant liability.

Income Tax Expense/Benefit. Income tax benefit was approximately $0.0 million for 2015, compared to $1.2 million in 2014 which was primarily by tax benefits realized from the acquisition of Sunetric.

Net loss from continuing operations. As a result of the above factors, our net loss from continuing operations during the year ended December 31, 2015 was $9.8 million, or $(1.20) per share, as compared to a net loss from continuing operations of $26.2 million, or $(10.95) per share, during the year ended December 31, 2014.

Net loss from discontinued operations. Our net loss from discontinued operations during the year ended December 31, 2015 was $1.0 million, or $(0.12) per share, as compared to a net loss from discontinued operations of $30.9 million, or $(12.92) per share, during the year ended December 31, 2014.

Net loss. As a result of the above factors, our net loss was $10.8 million, or $(1.32) per share, during 2015 compared to $57.1 million, or $(23.87) per share, during 2014.

Liquidity and Capital Resources

Trends in liquidity and cash flow

Our trend in cash flow for the prior two years is as follows:

	2015	2014
Net cash provided by (used in):
Operating activities - continuing operations	$(14,188)	$(16,284)
Operating activities - discontinued operations	1,230	(14,433)
Operating activities	(12,958)	(30,717)
Investing activities	155	11,979
Financing activities	11,450	8,236
Net increase (decrease) in cash	$(1,353)	$(10,502)

Our recurring negative cash flow from operations:

•	Has been funded by raising new capital.
•	Arose from increases in litigation, selling and operating expenses as well as increases in general and administrative expenses relating investment in sales and marketing to grow revenue.

We have experienced recurring operating losses and negative cash flow from operations in recent years. As a result of these losses:

•	We were in technical default of certain covenants contained in our credit facility with Silicon Valley Bank (“SVB”) both as of September 30, 2015 and as of December 31, 2015. As discussed in Note 6, we obtained a modification and waiver of the technical default. In December, 2015 we entered into a letter of intent with Solar Solutions and Distribution, LLC (“Solar Solutions”) in which Solar Solutions agreed to purchase this credit facility from SVB and revise the terms of this facility. As discussed in Note 15. Subsequent Events, Solar Solutions completed the purchase of the loan facility on January 19, 2016 and we entered into a loan waiver and modification agreement with Solar Solutions bringing us into compliance with the revised terms of the loan facility.
•	We did not pay vendors on a timely basis and, accordingly, experienced difficulties obtaining credit terms from our equipment suppliers.

We implemented measures to reduce our cash outflow from operations from the prior year. These measures included (i) exiting the large commercial segment which was operating at both an operating and cash flow loss, (ii) reducing staffing levels, (iii) raising prices for our products and (iv) efforts to enhance accounts receivable collections and optimize inventory levels.

We have prepared our business plan for 2016, taking into account (i) the proceeds from offerings described below, (ii) the availability under our primary lending facility with Solar Solutions, (iii) anticipated timing of vendor payments for existing accounts payable and for new solar panels, (iv) anticipated timing of sales and installations of solar energy systems, (v) anticipated timing of collection of accounts receivable, and (vi) our operating cost structure following the implementation of cost improvement actions. Our objectives in preparing this plan included (i) making necessary reductions, that have already been enacted, to our fixed operating cost infrastructure in order to reduce the required level of future revenue for profitable operations (ii) improving our gross margin by having a lower of cost of equipment arising from more favorable vendor terms and costs of materials, which have already been negotiated, and (iii) an anticipated reduction in our present operating losses and with the intention of returning to profitable operations in the future. Elements of this plan include, among others, (i) realizing operating costs savings from reductions in staff, (ii) the positive impact of the strategic decision to exit the large commercial segment which operated at both a substantial cash and operating loss, (iii) moving towards an optimized field and e-sales force, (iv) optimizing our construction capability for solar energy system installations through authorized third-party integrators to realize the revenue from installation of the backlog and minimize the impact on gross margin of idle construction crew time, (v) changing the mix of marketing expenditures to achieve a lower cost of acquisition than that employed in prior periods, and (vi) continued internal efforts to convert our accounts receivable to cash more quickly.

We expect that we will have a cash outflow from operating activities for the ensuing year as we will utilize cash to fund an anticipated increased level of rooftop installations for customers, thereby generating revenue, expand our e-sales and field sales organizations as well as increased marketing spend for lead generation, and also to continue to reduce our present accounts payable.

We believe that as a result of (i) additional capital of $9.25 million, of which we anticipates the release of at least one-half from restricted cash during the ensuing 12-month period (ii) replacing SVB with Solar Solutions for our credit facility on improved terms for the ensuing 12 months, and (iii) the actions we have already implemented to reduce our fixed operating cost infrastructure, we have sufficient financial resources to operate for the ensuing 12 months. In the event that as a result of presently unforeseen circumstances our plan would not be sufficient to operate, we would enact further cost reductions and or raise additional capital.

NASDAQ Non-Compliance

On December 23, 2015, we received notice from NASDAQ that we were not in compliance with the NASDAQ minimum bid-price of $1 per share. We have 180 calendar days, or until June 20, 2016, to regain compliance. If we have not regained compliance by that date, and if certain conditions are met, we may be eligible for an additional 180 day compliance period. If our Class A common stock is delisted from NASDAQ, it may trade on the over-the-counter market, which may be a less liquid market. In such case, our shareholders’ ability to trade, or obtain quotations of the market value of, shares of our Class A common stock would be severely limited because of lower trading volumes and transaction delays. These factors could contribute to lower prices and larger spreads in the bid and ask prices for our securities.

We expect to hold a special meeting of our shareholders to consider and seek approval of a reverse stock split which if approved we expect will  cause our stock price to meet the NASDAQ minimum bid price continued listing requirement. There can be no assurance our shareholders will approve the reverse stock split.

Public Offerings

On February 26 and February 27, 2015, we closed an offering of units (the “February 2015 Offering”). Each unit consisted of: (i) one share of Class A common stock; (ii) a Series A warrant to purchase share of Class A common stock equal to 50% of the sum of the number of shares of Class A common stock purchased as part of the units plus, if applicable, the number of shares of Class A common stock issuable upon exercise in full of the Series E warrants (without regard to any limitations on exercise) described below; (iii) a Series B warrant to purchase shares of Class A common stock for a “stated amount” (as described in the offering document); (iv) a Series C warrant to purchase up to 50% of that number of shares of Class A common stock actually issued upon exercise of the Series B warrant; and (v) a Series D warrant to purchase additional shares of Class A common stock in an amount determined on a future reset date after the issuance of the Series D warrant. In addition, in the event that an investor would beneficially own in excel of 4.99% of the number of shares of Class A common stock outstanding immediately before the offering, such investor would receive a Series E warrant to purchase the balance of the shares of Class A common stock. As more fully described under the heading “Series A and Series C Warrant Exchange for Common Stock” in Note 9. Shareholders Equity, during the second quarter, we exchanged shares of Class A common stock for Series A and Series C warrants. As of December 31, 2015, we realized net proceeds of $10.6 million from the February 2015 Offering.

On June 30, 2015, we closed an offering of $5 million of units, each consisting of one share of Class A common stock and one Series F warrant to purchase 30% of one share of Class A common stock (the “June 2015 Offering”). We sold the units at an initial purchase price of $3.65 per unit with a one-time reset adjustment of (i) the number of shares of Class A common stock, and (ii) the exercise price of the Series F warrants to purchase Class A common stock. On July 9, 2015, as a result of the reset adjustment, the purchase price of Class A common stock in the June 2015 Offering was reset at $1.2432 per share and the exercise price of the Warrants was adjusted to $1.2432 per share and an additional 2,652,020 shares of Class A common stock were delivered to June 2015 Offering investors from the escrow established with our transfer agent.

Conversion of Debt to Equity

On June 24, 2015, we entered into a Conversion Agreement (the “Conversion Agreement”) with Riverside Fund III, L.P. (the “Riverside Lender”), an entity affiliated with Riverside, to convert notes payable with a principal balance of $3.15 million plus accrued interest of approximately $1.1 million into 1,288,156 shares of Class A common stock (the “Riverside Shares" using a conversion ratio equal to $3.29 per share; the closing price of the Class A common stock on June 23, 2015 (the “Conversion”). The shares of Class A common stock issued to Riverside were in full satisfaction of the outstanding principal and accrued interest. We subsequently filed a registration statement on Form S-3 to register the Riverside Shares for resale. Riverside is currently our largest shareholder and holds approximately 13.7% of our issued and outstanding shares of Class A common stock as of December 31, 2015.

Convertible Note Offering

On April 1, 2016, we completed a private placement (the "2016 Offering") of $10.0 million in principal amount of Senior Secured Convertible Notes due on April 1, 2019 (the "Notes") with unaffiliated institutional investors. The 2016 Offering will result in gross proceeds of $10.0 million, before placement agent fees and other expenses associated with the transaction. We received $0.75 million of the proceeds from the sale of the Notes at closing of the 2016 Offering in unrestricted cash. The remaining $9.25 million of the proceeds is held in five separate collateral accounts each subject to a Deposit Account Control Agreement between the Bank of Hawaii, the Company, and the applicable investor. The Notes provide for distribution of the proceeds held pursuant to the Deposit Account Control Agreement on certain dates as detailed in Note 9. Shareholders' Equity.

The amount released pursuant to the Notes and Deposit Account Control Agreement on each of these dates will be reduced to an amount equal to the lesser of the value of the shares of Class A common stock (i) covered by an effective resale registration statement, (ii) the Note holders are eligible to resell under Rule 144, or (iii) eligible for issuance under the Nasdaq continued listing rules without shareholder approval, until we have obtained such shareholder approval, if applicable, based on the conversion formula in the Notes.

All amounts outstanding under the Notes mature and are due and payable on or before April 1, 2019. Prior to maturity, the Notes bear interest at 8% per annum (or 18% per annum during an event of default) with interest payable monthly in arrears on the Installment Dates (as defined below) and on conversion dates.

The Notes are convertible at any time, at the option of the holder, into shares of Class A common stock at the lower of a fixed and floating conversion price. The initial fixed conversion price is $0.8033 per share, subject to adjustment for stock splits, stock dividends, and the like. The floating conversion price is equal to the lowest of (i) 85% of the arithmetic average of the five lowest volume-weighted average prices of the Class A common stock during the 20 consecutive trading day period ending on the trading day immediately preceding the delivery of the applicable conversion notice by such holder of Notes, (ii) 85% of the volume-weighted average price of the Class A common stock on the trading day immediately preceding the delivery of the applicable conversion notice by such holder of Notes, and (iii) 85% of the volume-weighted average price of the Class A common stock on the trading day of the delivery of the applicable conversion notice by such holder of Notes. In no event may the conversion price be less than $0.25 per share. If the conversion price to be used for calculating the shares of Common Stock issuable would have been less than $0.25 per share but for such limitation, the Company is obligated to issue shares of Common Stock at a conversion price of $0.25 and pay cash to the Note holders in an amount calculated pursuant to formulas set forth in the Notes.

On the last business day of each month (the "Installment Dates"), commencing on the date July 29, 2016, we will pay the holder of the Notes an amount equal to (1) $312,500 (1/32nd of the original principal amount of such holder's Note) or the principal outstanding on the Installment Date, if less, plus (2) the accrued and unpaid interest with respect to such principal, plus (3) the accrued and unpaid late charges (if any) with respect to such principal and interest. Each monthly payment may be made in cash, in shares of Class A common stock, or in a combination of cash and shares of Class A common stock. Our ability to make such payments with shares of Class A common stock will be subject to satisfaction of various equity conditions during a 20 trading day-period before the applicable date of determination (the "Measurement Period"), including the existence of an effective registration statement covering the resale of the shares issued in payment (or, in the alternative, the eligibility of the shares issuable pursuant to the Notes for resale without restriction under Rule 144 and without the need for registration), continued listing on the Nasdaq Capital Market, and a certain minimum trading volume and trading price in the stock to be issued. Generally such shares will be valued at the lower of (1) the then applicable conversion price, (2) a price that is 85% of the arithmetic average of the five lowest volume-weighted average prices of Class A common stock during the 20 trading day period ending the trading day immediately before the date of determination, and (3) a price that is 85% of the volume-weighted average price of the Class A common stock on the trading day immediately preceding the applicable date of determination.

A Note holder require us to defer all or a portion of the payment otherwise due on an Installment Date until a subsequent Installment Date.  Any deferred amount will continue to accrue interest.  Further, a Note holder may elect to accelerate all or a portion of any amounts scheduled to be paid on future Installment Dates after the applicable Installment Date and request that such accelerated amount be paid in shares of Class A common stock on the applicable Installment Date.

Once every six months and subject to certain conditions, we have the right to require all Note holders, but not less than all, to convert all or any portion of a Note equal to at least $1.0 million (or such lesser amount outstanding under a Note) into shares of Class A common stock.

A Note holder may not convert a Note and we may not issue shares of Class A common stock upon conversion of a Note, including as repayment of principal and interest on an Installment Date, if, after giving effect to the conversion, a holder together with is “attribution parties,” would beneficially own in excess of 9.99% of the outstanding shares of Class A common stock.  At each holder’s option, the cap may be increased or decrease to any other percentage not in excess of 9.99%, except that any increase will not be effective until the 61st day after notice to us.  We may not issue any shares of Class A common stock under the Notes if the issuance would exceed the aggregate number of shares of Class A common stock we may issue in the private placement under applicable Nasdaq Rules unless we first obtains shareholder approval of such issuance.

The Notes contain customary events of default, the occurrence of which trigger certain acceleration and redemption rights.  Upon the occurrence of an event of default under the Notes, a holder of a Note may require the Company to redeem all or a portion of its Note at a premium over the amount outstanding under the Notes calculated pursuant to a formula set forth in the Notes.  The Note holders may also elect to convert the Notes after the occurrence of an event of default at a conversion price that is favorable to the Note holders.

We granted a security interest in the collateral accounts described above to the Note holders to secure our obligations under the Notes.  Upon the occurrence of an “equity condition failure” or on any date after September 30, 2016 on which a “public information failure” (as defined in the Notes) exists or is reasonably expected to occur, a Note holder is entitled to cause any amount remaining in such Note holder’s collateral account to be released to such Note holder.

In connection with the 2016 Offering, we entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the purchaser of the Notes under which we are required, on or before the 45th day after the closing of the 2016 Offering, to file an initial registration statement with the U.S. Securities and Exchange Commission covering the resale of the shares of Class A common stock issuable pursuant to the Notes and to use our reasonable best efforts to have that initial registration statement declared effective as soon as practicable (but in no event later than the earlier of (1) the 75th day after the closing of the 2016 Offering (or the 90th day after the closing of the 2016 Offering if the registration statement is subject to review by the SEC), and (2) the business day following the date we are notified by the U.S. Securities and Exchange Commission that the registration statement will not be reviewed or subject to further review). We will be subject to certain monetary penalties, as set forth in the Registration Rights Agreement, if we fail to meet certain filing deadlines, effectiveness deadlines, maintenance requirements, and/or current public information requirements under the Registration Rights Agreement.

Discussion of statement of cash flows

Continuing Operations

Operating activities. Our operating activities used net cash of $14.2 million and $16.3 million during 2015 and 2014, respectively. Our net cash used in operating activities during 2015 was primarily attributable to our net loss of $9.5 million, before non-cash expenses of $2.0 million, a decrease in accounts payable and accrued liabilities of $5.5 million, a decrease in current liabilities of $1.8 million, offset by a decrease in current assets of $9.6 million. Our net cash used by operating activities during 2014 was primarily attributable to our net loss of $26.2 million, a decrease in current assets of $3.9 million, an increase in current liabilities of $5.1 million, offset by an increase of non-current assets of $1.5 million.

Investing activities. Our investing activities provided net cash of $0.2 million during 2015 and provided net cash of $12.0 million in 2014. Our net cash provided by investing activities during 2014 was primarily attributable to the acquisition of Sunetric and Mercury.

Financing activities. Our financing activities provided net cash of $11.4 million and $8.2 million during 2015 and 2014, respectively. Our net cash provided by financing activities during 2015 was primarily the result of net proceeds from the issuance of the Class A common stock and warrants of $15.0 million and offset by our pay down of our revolving line of credit. Our net cash provided by financing activities during 2014 was primarily the result of net proceeds from the issuance of the Class A common stock and warrants of $6.3 million.

Discontinued Operations

Operating activities. Our operating activities provided net cash of $1.2 million and used net cash of $14.4 million during the year ended December 31, 2015 and 2014, respectively. Our net cash provided by operating activities during 2015 was primarily due to our collection of outstanding receivables.

Our net cash used by operating activities during 2014 was primarily due to our net loss, as adjusted by noncash items, of $18.8 million related to the impairment of goodwill and intangibles, increased by cost in excess of billings, and an increase in accounts payable and accrued expenses.

Contractual Obligations

We have commitments under operating leases (see Note 8. Commitments and contingencies), but do not have any significant outstanding commitments under long-term debt obligations or purchase obligations. The following table shows our commitments to make future payments under our operating leases:

(in thousands)	Total	< 1 year	1-3 years	3-5 years	> 5 yrs
Operating lease obligations	$1,099	$792	$304	$3	$—

Future realization of the benefit of certain tax net operating loss carry-forwards would require payment of such realized benefits to Gaiam Inc. (“Gaiam” a former related party), the amount and timing of which is presently undeterminable. All deferred tax benefits potentially available to the Company have been fully reserved in the accompanying consolidated balance sheet.

As a condition of entering into some of our construction contracts, we had surety bonds outstanding of $4.8 million at December 31, 2015.

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

31

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Real Goods Solar, Inc.

We have audited the accompanying consolidated balance sheet of Real Goods Solar, Inc. and subsidiaries as of December 31, 2015, and the related consolidated statements of operations, changes in shareholders’ equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Real Goods Solar, Inc. and subsidiaries as of December 31, 2015, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Hein & Associates LLP

Denver, Colorado

April 1, 2016

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Real Goods Solar, Inc.

Louisville, Colorado

We have audited the accompanying consolidated balance sheet of Real Goods Solar, Inc. and subsidiaries (the “Company”) as of December 31, 2014, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the year ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Real Goods Solar, Inc. and subsidiaries as of December 31, 2014, and the results of their operations and their cash flows for the year ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ EKS&H LLLP

Denver, Colorado

April 1, 2016

REAL GOODS SOLAR, INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)	2015	2014
ASSETS
Current assets:
Cash	$594	$1,947
Accounts receivable, net	4,374	8,293
Costs in excess of billings	930	2,789
Inventory, net	2,051	4,639
Deferred costs on uncompleted contracts	935	2,011
Other current assets	662	1,084
Current assets of discontinued operations	2,853	8,427
Total current assets	12,399	29,190
Property and equipment, net	1,015	1,504
Goodwill	1,338	1,338
Net investment in sales-type leases and other assets	1,405	1,131
Noncurrent assets of discontinued operations	878	1,082
Total assets	$17,035	$34,245
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Line of credit	$774	$4,350
Accounts payable	9,121	13,398
Accrued liabilities	1,278	2,978
Billings in excess of costs on uncompleted contracts	858	1,984
Related party debt	—	3,150
Deferred revenue and other current liabilities	918	2,752
Current liabilities of discontinued operations	4,510	7,984
Total current liabilities	17,459	36,596
Other liabilities	22	132
Common stock warrant liability	342	2,491
Discontinued operations, non-current liabilities	225	327
Total liabilities	18,048	39,546
Commitments and contingencies (Note 9)
Shareholders’ deficit:
Preferred stock, par value $.0001 per share; 50,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, par value $.0001 per share; 150,000,000 shares authorized; 12,301,173 and 2,601,284 shares issued and outstanding at December 31, 2015 and 2014, respectively	8	5
Class B common stock, par value $.0001 per share; 50,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	156,433	140,124
Business acquisition consideration	—	1,244
Accumulated deficit	(157,454)	(146,674)
Total shareholders’ deficit	(1,013)	(5,301)
Total liabilities and shareholders’ deficit	$17,035	$34,245

See accompanying notes to consolidated financial statements.

REAL GOODS SOLAR, INC.

Consolidated Statements of Operations

	For the years ended
(in thousands, except per share data)	2015	2014
Net revenue	$45,527	$70,775
Cost of goods sold	39,091	58,018
Gross profit	6,436	12,757
Expenses:
Selling and operations	13,924	27,405
General and administrative	5,818	8,284
Share based compensation	784	1,294
Acquisition costs	—	789
Restructuring costs	247	606
Litigation	2,004	—
Depreciation and amortization	484	3,176
Goodwill and other impairments	—	11,765
Total expenses	23,261	53,319
Loss from continuing operations	(16,825)	(40,562)
Other income	386	131
Interest expense	(487)	(1,170)
Change in fair value of common stock warrant liabilities and gain/(loss) on extinguishment	7,127	14,160
Loss before income taxes	(9,799)	(27,441)
Income tax (expense) benefit	(9)	1,240
Loss from continuing operations, net of tax	(9,808)	(26,201)
Loss from discontinued operations, net of tax	(972)	(30,910)
Net Loss	$(10,780)	$(57,111)
Net loss per share:
From continuing operations	$(1.20)	$(10.95)
From discontinued operations	(0.12)	(12.92)
Net loss per share - basic and diluted	$(1.32)	$(23.87)
Weighted average shares outstanding:
Basic	8,154	2,392
Diluted	8,154	2,392

See accompanying notes to consolidated financial statements.

REAL GOODS SOLAR, INC.

Consolidated Statement of Changes in Shareholders’ Equity (Deficit)

	Class A Common Stock		Additional	Bus Comb Cons to be	Accumulated	Total Shareholders’ Equity
(in thousands, except share data)	Shares	Amount	Paid - in Capital	Transferred	Deficit	(Deficit)
Balance, January 1, 2014	1,820,792	$4	$92,808	$—	$(89,563)	$3,249
Issuance of common stock and other equity changes related to compensation	51,793		3,394			3,394
Issuance of common stock related to the acquisition of Mercury Solar	380,206	1	29,123			29,124
Issuance of common stock related to the acquisition of Elemental, LLC	171,270		9,419			9,419
Consideration to be transferred to Elemental, LLC				1,244		1,244
Adjustment to issuance of common stock related to settlement of Syndicated	16,257		(171)			(171)
Adjustment to warrant liability for warrants exercised			621			621
Issuance of common stock related to the exercise of warrants	8,363		418			418
Issuance of common stock related to equity offering, net of offering costs	145,965	—	6,331			6,331
Establishment of liability related to common stock warrant issuance			(1,957)			(1,957)
Exercise of stock options	6,638	—	138			138
Net Loss					(57,111)	(57,111)
Balance, December 31, 2014	2,601,284	$5	$140,124	$1,244	$(146,674)	$(5,301)
Issuance of common stock and other equity changes related to compensation	14,933		784			784
Proceeds from February 2015 Offering and warrant exercises, net of costs	3,021,581	3	10,614			10,617
Proceeds from June 2015 Offering, net of costs	4,021,884		4,408			4,408
Establishment of liability related to common stock warrant issuance	—		(12,246)			(12,246)
Adjustment to common stock warrant liability for warrants exercised/extinguished	1,328,004		7,267			7,267
Related party debt conversion	1,288,156		4,238			4,238
Business combination consideration	22,631		1,244	(1,244)		—
Fractional shares issued in connection with reverse split	2,700					—
Net Loss					(10,780)	(10,780)
Balance, December 31, 2015	12,301,173	$8	$156,433	$—	$(157,454)	$(1,013)

See accompanying notes to consolidated financial statements.

REAL GOODS SOLAR, INC.

Consolidated statements of cash flows

(in thousands)	2015	2014
Operating activities:
Net loss	$(10,780)	$(57,111)
Loss from discontinued operations	(972)	(30,910)
Loss from continuing operations	(9,808)	(26,201)
Adjustments to reconcile net loss to net cash used in operating activities - continuing operations:
Depreciation	484	515
Amortization	—	2,661
Share-based compensation expense	784	1,294
Deferred income tax expense (benefit)	—	(1,404)
Change in fair value of common stock warrant liability and gain/(loss) on extinguishment	(7,127)	(14,160)
Goodwill and other asset impairments	—	11,765
Other	—	117
Loss (gain) on sale of assets	(160)	242
Deferred interest on related party debt	—	367
Bad debt expense	799	1,093
Warranty reserve	—	(398)
Deferred debt discount	—	245
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	3,264	2,416
Costs in excess of billings on uncompleted contracts	1,995	(1,272)
Inventory, net	2,588	3,092
Deferred costs on uncompleted contracts	1,076	(693)
Other current assets	420	398
Other non-current assets	(274)	(1,474)
Accounts payable	(4,721)	3,681
Accrued liabilities	(738)	(669)
Billings in excess of costs on uncompleted contracts	(1,126)	432
Deferred revenue and other current liabilities	(1,834)	2,733
Other liabilities	(110)	(1,064)
Net cash used in operating activities - continuing operations	(14,188)	(16,284)
Net cash (used in) provided by operating activities - discontinued operations	1,230	(14,433)
Net cash used in operating activities	(12,958)	(30,717)
Investing activities:
Purchases of property and equipment	(26)	(945)
Proceeds from sale of property and equipment	181	784
Cash from acquired businesses	—	12,140
Net cash provided by (used in) investing activities	155	11,979
Financing activities:
Proceeds from exercise of options	—	137
Proceeds from exercise of warrants and issuance of common stock	15,025	418
Principal payments on related party debt	—	(1,000)
Net proceeds from issuance of common stock	—	6,331
Principal borrowings on revolving line of credit	46,071	38,821
Principal payments on revolving line of credit	(49,646)	(34,471)
Payments on term loan	—	(2,000)
Net cash provided by financing activities	11,450	8,236
Net decrease increase in cash	(1,353)	(10,502)
Cash at beginning of year	1,947	12,449
Cash at end of year	$594	$1,947
Supplemental cash flow information:
Income taxes paid	$21	$—
Interest paid	$249	$709
Non-cash items
Issuance of warrants to purchase 14,317 shares in conjunction with bank debt extensions in 2014	$—	$245
Issuance of 551,476 shares of Class A common stock in conjunction with the acquisition of businesses	$—	$38,542
Change in common stock warrant liability in conjunction with exercise/extinguishment of warrants	$7,267	$621
Issuance of 22,631 and 3,743 shares of Class A common stock in conjunction with purchase transaction related consideration	$1,244	$144
Common stock warrant liability recorded in conjunction with equity funding	$12,246	$1,957
Issuance of Class A common stock to related party for conversion of subordinated debt and accrued interest	$4,238	$—

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

Discontinued Operations

During 2014, the Company committed to a plan to sell certain contracts and rights comprising its large commercial installations business, otherwise known as its former Commercial segment. At the same time, the Company determined not to enter into further large commercial installation contracts in the mainland United States. The Company expects that contracts in process at December 31, 2015 will be mostly complete during 2016 with minimal activity in the subsequent year. This business is reported as a discontinued operation, separate from continuing operations. The following footnotes are for continuing operations, unless indicated otherwise. See Note 15. Discontinued Operations.

Liquidity Update

At December 31, 2015, the Company had cash and available borrowings aggregating $0.6 million.

The Company has experienced recurring operating losses and negative cash flow from operations in recent years. As a result of these losses:

•	The Company was in technical default of certain covenants contained in its credit facility with Silicon Valley Bank ("SVB") both as of December 31, 2015 and as of December 31, 2014. As discussed in Note 6. Revolving Line of Credit, Solar Solutions and Distribution, LLC, a Colorado-based renewable energy solutions company ("Solar Solutions") acquired SVB's loan to the Company on January 19, 2016 and obtained a waiver of the technical defaults at that time. On that date the loan was further modified providing the Company with improved terms, such as an expanded definition of the loan's borrowing base.

•	The Company did not pay vendors on a timely basis and, accordingly, experienced difficulties obtaining credit terms from its equipment suppliers.

The Company, starting with the fourth quarter of 2014, implemented measures to reduce its cash outflow from operations. These measures included (i) exiting the large commercial segment which was operating at both an operating and cash flow loss, (ii) reducing staffing levels, (iii) raising prices for its products and (iv) efforts to enhance accounts receivable collections and optimize inventory levels. Although the Company was successful in reducing its cash used in operations (both continuing and discontinued operations), technical defaults with SVB described above and limited vendor terms that limited the Company’s ability to convert its backlog in an expeditious manner, resulted in customer cancellations of contracts. As a result of these circumstances, the Company arranged for additional financial capital as discussed below.

During 2015, the Company, in two capital raising transactions, raised net proceeds of $15.0 million. As discussed in Note 15. Subsequent Events, on April 1, 2016 the Company issued $10.0 million of convertible notes raising net proceeds of $9.4 million.

The Company has prepared its business plan for 2016 and believes it has sufficient financial resources to operate for the ensuing 12-month period from March 31, 2016. The Company objectives in preparing this plan included (i) expanding the size of the Company’s sales and construction organizations to generate gross margin that is in excess of its reduced fixed operating cost infrastructure and (ii) thereby reducing the Company’s present operating losses and returning the Company to profitable operations in the future. Elements of this plan include, among others, (i) realizing operating costs savings from reductions in staff, of which substantially all had been achieved by the end of 2015, (ii) the positive impact of the strategic decision to exit the large commercial segment which operated at both a substantial cash and operating loss, (iii) hiring and training additional field and e-sales force personnel to grow sales, (iv) optimizing the Company’s construction capability through authorized third-party integrators to realize the revenue from installation of the Company’s backlog and minimize the impact on gross margin of idle construction crew time, (v) changing the mix of marketing expenditures to achieve a lower cost of acquisition than that employed in prior periods, (vi) realizing the benefits of new vendor terms negotiated by the Company during the last half of 2015 that will reduce the cost of equipment acquired by the Company, (vii) increasing the sales and installations with small commercial customers, and (vi) continued internal efforts to accelerate the conversion of the Company’s accounts receivable to cash.

The Company believes that as a result of (i) additional capital of $9.25 million, of which the Company anticipates the release of at least one-half of this from restricted cash during the ensuing 12-month period (ii) replacing SVB with Solar Solutions for its credit facility on improved terms for the ensuing 12 months, and (iii) the actions it has already implemented to reduce its fixed operating cost infrastructure, the Company has sufficient financial resources to operate for the ensuing 12 months. In the event that as a result of presently unforeseen circumstances the Company’s plan would not be sufficient to operate, the Company would attempt to enact further cost reductions and or raise additional capital.

NASDAQ Non-Compliance

On December 23, 2015, the Company received notice from NASDAQ that it was not in compliance with the NASDAQ minimum bid-price of $1 per share. The Company has180 calendar days, or until June 20, 2016, to regain compliance. If it has not regained compliance by that date, and if certain conditions are met, it may be eligible for an additional 180 day compliance period. The Company expects to hold a special meeting of its shareholders to consider and seek approval of a reverse stock split which if approved the Company expects will cause its stock price to meet the NASDAQ minimum bid price continued listing requirement. There can be no assurance the Company’s shareholders will approve the reverse stock split.

2. Significant Accounting Policies

No changes were made to the Company’s significant accounting policies during the year ended December 31, 2015.

Use of Estimates

The preparation of the consolidated financial statements in accordance with GAAP requires the Company to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company bases its estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Significant estimates are used to value to warranty liability, fair value of outstanding warrants, and allowance for doubtful accounts (discussed below). Actual results could differ materially from those estimates.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. The reclassifications did not impact prior period results of operations, cash flows, total assets, total liabilities or total equity.

Cash

Cash represents demand deposit accounts with financial institutions that are denominated in U.S. dollars.

Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company makes estimates of the collectability of its accounts receivable by analyzing historical bad debts, specific customer creditworthiness and current economic trends. The allowance for doubtful accounts was $1.2 million and $0.8 million at December 31, 2015 and 2014, respectively.

Inventory

Inventory consists primarily of solar energy system components (such as solar panels and inverters) located at Company warehouses and is stated at the lower of cost (first-in, first-out method) or market. The Company identifies the inventory items to be written down for obsolescence based on the item’s current sales status and condition. The Company writes down discontinued or slow moving inventories based on an estimate of the markdown to retail price needed to sell through its current stock level of the inventories on a quarterly basis. The Company has a reserve for obsolete or slow moving inventory of $0.3 million and $0.2 million at December 31, 2015 and 2014, respectively.

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

Revenue Recognition

For sales of solar energy systems and components of less than 100 kilowatts (kW), “residential and small commercial customers” the Company recognizes revenue, in accordance with ASC 605-25, Revenue Recognition—Multiple-Element Arrangements, and ASC 605-10-S99, Revenue Recognition—Overall—SEC Materials. Revenue is recognized when (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the sales price is fixed or determinable and (4) collection of the related receivable is reasonably assured. Components comprise of photovoltaic panels and solar energy system mounting hardware. The Company recognizes revenue when it installs a solar energy system, provided all other revenue recognition criteria have been met. Costs incurred on residential installations before the solar energy systems are completed are deferred and included in other current assets as work in progress in the consolidated balance sheet.

For those systems of 100kW or greater, “commercial customers” the Company recognizes revenue according to ASC 605-35, Revenue Recognition—Construction-Type and Production Type Contracts. Revenue is recognized on a percentage-of-completion basis, based on the ratio of costs incurred to date to total projected costs. Provisions are made for the full amount of any anticipated losses on a contract-by-contract basis.

The assets “Costs in excess of billings on uncompleted contracts” and “Deferred costs on uncompleted contracts” represent costs incurred plus estimated earnings in excess of amounts billed on percentage-of-completion method contracts and costs incurred but deferred until recognition of the related contract revenue on completed-method contracts, respectively. The liability “Billings in excess of costs on uncompleted contracts” represents billings in excess of related costs and earned profit on percentage-of-completion method contracts. The Company invoices large installation customers according to milestones defined in their respective contracts. The prerequisite for billing is the completion of an application and certificate of payment form as per the contract, which is done after each month end. Unbilled receivables were included in discontinued operations at December 31, 2015 and 2014.

Deferred revenue consists of solar energy system installation fees billed to customers for projects which are not completed as of the balance sheet date.

Share-Based Compensation

RGS recognizes compensation expense for share-based awards based on the estimated fair value of the award on the date of grant. The Company measures compensation cost at the grant date fair value of the award and recognizes compensation expense based on the probable attainment of a specified performance condition or over a service period. The Company uses the Black-Scholes option valuation model to estimate the fair value for purposes of accounting and disclosures. In estimating this fair value, certain assumptions are used (see Note 11. Share-Based Compensation), including the expected life of the option, risk-free interest rate, dividend yield, volatility and forfeiture rate. The use of different estimates for any one of these assumptions could have a material impact on the amount of reported compensation expense.

Income Taxes

The Company recognizes income taxes under the asset and liability method. Deferred income taxes are recognized based on temporary differences between financial reporting and income tax basis of assets and liabilities, using current enacted income tax rates and regulations. These differences will result in taxable income or deductions in future years when the reported amount of the asset or liability is recovered or settled, respectively. Considerable judgment is required in determining when these events may occur and whether recovery of an asset is more likely than not. The Company’s effective tax rate remains fairly consistent. RGS has significant net operating loss carry-forwards and will re-evaluate at the end of each reporting period whether it expects it is more likely than not that the deferred tax assets will be fully recoverable through the reversal of taxable temporary differences in future years as a result of normal business activities. The Company has agreed under our tax sharing agreement with Gaiam to make payments to Gaiam as RGS utilizes certain of its net operating losses in the future. See Note 12. Income Taxes.

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

Warranties

The Company warrants solar energy systems sold to customers for one year against defects in material or installation workmanship. The manufacturers’ warranties on the solar energy system components, which is typically passed through to the customers, has a typical product warranty period of 10 years and a limited performance warranty period of 25 years. The Company generally provides for the estimated cost of warranties at the time the related revenue is recognized. The Company assesses the accrued warranty regularly and adjusts the amounts as necessary based on actual experience and changes in future estimates. Accrued warranty is recorded as a component of accrued and other current liabilities on the consolidated balance sheets and was not significant as of December 31, 2015 and 2014.

Net Loss per Share

RGS computes net loss per share by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. Diluted net loss per share reflects the potential dilution that could occur if options or warrants to issue shares of the Company’s Class A common stock were exercised. Weighted average common share equivalents of 1,606,660 and 545,800 shares have been omitted from net loss per share for 2015 and 2014, respectively, as they are anti-dilutive.

The following table sets forth the computation of basic and diluted net income (loss) per share:

	For the Years Ended December 31,
(In thousands, except per share data)	2015	2014
Numerator for basic and diluted net loss per share	$(10,780)	$(57,111)
Denominator:
Weighted average shares for basic net loss per share	8,154	2,392
Effect of dilutive securities:
Weighted average of common stock, stock options and warrants	—	—
Denominators for diluted net loss per share	8,154	2,392
Net loss per share—basic and diluted	$(1.32)	$(23.87)

Concentration of Risk

The Company did not have any customer who accounted for more than 10% of our total accounts receivable as of December 31, 2015.

The Company has a potential concentration of supply risk in that during 2015 it purchased approximately 50% of the major components for its solar installations from three suppliers.

During 2015 the Company did not have any customer representing over 10% of sales.

Segment Information

Operating segments are defined as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the executive team. Based on the financial information presented to and reviewed by the chief operating decision maker in deciding how to allocate the resources and in assessing the performance of the Company, the Company has determined that it has three reporting segments: residential solar installations, retail and corporate operations (“other segment”), and Sunetric installations.

Common Stock Warrant Liability

The Company accounts for common stock warrants and put options in accordance with applicable accounting guidance provided in Financial Accounting Standards Board (“FASB”) ASC 480, Liabilities – Distinguishing Liabilities from Equity, as either liabilities or as equity instruments depending on the specific terms of the warrant agreement. The common stock warrants are accounted for as a liability due to a provision which allows for the warrant holder to require redemption, at the intrinsic value of the warrant, upon a change of control. We classify these derivative liabilities on the consolidated balance sheets as a long term liability, which is revalued at each balance sheet date subsequent to the initial issuance. The Company uses a Monte Carlo pricing model to value these derivative liabilities. The Monte Carlo pricing model, which is based, in part, upon unobservable inputs for which there is little or no market data, requires the Company to develop its own assumptions. In building the Monte Carlo pricing model, the Company assumed a 15% probability of a change in control and used 20 nodes (See Note 10. Fair Value Measurements). As a result, if factors change and different assumptions are used, the warrant liability and the change in estimated fair value could be materially different. Changes in the fair value of the warrants are reflected in the consolidated statement of operations as change in fair value of warrant liability, with an offsetting non-cash entry recorded as an adjustment to the warrant liability.

The following table reflects original assumptions for common stock warrant liability issued in the first quarter of 2015.

Date of issuance	Exercise Price	Closing Market Price	Risk-free Rate	Market Price Volatility	Remaining Term (years)	Expected dividend yield	Probability of change in control
February 26, 2015	$0.50	$0.45	1.62%	102.5%	5.50	0.0%	15.0%
March 17-31, 2015	variable	$0.45	0.03%	190.0%	0.21	0.0%	NA

The following table reflects assumptions for common stock warrants liability outstanding as of December 31, 2015:

Date of issuance	Exercise Price	Closing Market Price	Risk-free Rate	Market Price Volatility	Remaining Term (years)	Expected dividend yield	Probability of change in control
June 3, 2013	$11.20	$0.63	1.16%	122.7%	2.42	0.0%	15.0%
November 15, 2013	$68.20	$0.63	1.39%	134.6%	3.37	0.0%	15.0%
July 9, 2014	$63.80	$0.63	1.54%	128.0%	4.03	0.0%	15.0%
February 26, 2015	$10.00	$0.63	1.68%	123.7%	4.66	0.0%	15.0%
March 17-31, 2015	variable	$0.63	0.65%	156.4%	0.39	0.0%	NA

The table below summarizes the Company’s derivative warrant activity, adjusted to reflect the one-for-twenty reverse stock split on May 18, 2015 (in thousands except for per warrant data):

	2013 & 2014 Issuances	2015 Issuances	Total
Warrants outstanding at December 31, 2013	333,506	-	333,506
Issuances	80,000	-	80,000
Anti-dilution adjustments	1,593	-	1,593
Exercised/extinguished	(8,363)	-	(8,363)
Warrants outstanding at December 31, 2014	406,736	-	406,736
Issuances	-	3,009,353	3,009,353
Anti-dilution adjustments	256,449	1,231,742	1,488,191
Exchanged for common stock	-	(1,154,785)	(1,154,785)
Exercised/extinguished	(34,981)	(2,811,582)	(2,846,563)
Warrants outstanding at December 31, 2015	628,204	274,728	902,932

	2013 & 2014 Issuances	2015 Issuances	Total
Value of warrants at December 31, 2013	$15,071	$-	$15,071
Value of warrants issued	2,201	-	2,201
Adjustment for warrants exercised/extinguished	(621)	-	(621)
Changes in fair value, net	(14,160)	-	(14,160)
Value of warrants at December 31, 2014	2,491	-	2,491
Value of warrants issued	-	12,246	12,246
Adjustment for warrants exercised/extinguished	(9)	(7,259)	(7,268)
Changes in fair value, net	(2,289)	(4,838)	(7,127)
Value of warrants at December 31, 2015	$193	$149	$342

To reflect changes in the fair values of its outstanding warrants, the Company recorded its common stock warrant liability, net of noncash charges of $7.1 million decrease and $14.2 million decrease during the years ended December 31, 2015 and 2014 respectively. In the event warrants are exercised or expire without being exercised, the fair value is reduced by the number of warrants exercised or expired multiplied by the fair value of each warrant at the time of exercise or expiration, with a credit to additional paid-in capital.

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

Recently Issued Accounting Standards

ASU 2016-02

On February 25, 2016, the FASB issued Accounting Standards Update No. 2016-02 (“ASU 2016-02”), Leases, which requires lessees to record a lease liability and right-of-use asset on the consolidated balance sheet. While the new guidance for lessors is largely unchanged, sales-type leases must apply a modified retrospective approach for leases existing at the earliest reported comparative period. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods therein. Early adoption is permitted and the Company is assessing the impact of ASU 2016-02 on its consolidated financial statements.

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

ASU 2015-01

On February 18, 2015, the FASB issued Accounting Standards Update No. 2015-01 (“ASU 2015-01”), Income Statement-Extraordinary and Unusual Items (Subtopic 225-20). The standard eliminates the concept of extraordinary item. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, however early adoption is permitted. The Company is assessing the impact of ASU 2015-01 on its consolidated financial statements.

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

The effective date for the amendments in ASU 2014-09 are revised by ASU 2015-14. The Company is assessing the impact of ASU 2014-09 on its consolidated financial statements.

3. Business Combinations

Mercury

On January 14, 2014, the Company acquired 100% of the voting equity interests of Mercury Energy Inc. through a merger. The provisional purchase consideration transferred was comprised of approximately 0.4 million shares of the Company’s Class A common stock with an estimated fair value of $29.1 million based on the closing price of $76.60 per share for the Company’s Class A common stock on January 13, 2014. The provisional purchase consideration transferred was subject to a working capital true-up adjustment based on the determined final closing balances and other revisions. Excluded from the provisional purchase consideration transferred is estimated acquisition-related costs of $2.8 million, which was reported in loss from discontinued operations in the Company’s consolidated statements of operations as $1.6 million for the year ended December 31, 2014.

The table below summarizes the determination of fair value of the purchase consideration in the acquired business as of the acquisition date (in thousands):

	Class A Common Stock Issued	Closing Share Price	Valuation
Provisional consideration issued	417.4	$76.60	$31,973
Amendment to agreement	(37.2)		(2,849)
Adjusted consideration transferred	380.2		$29,124

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

Sunetric

On May 14, 2014, the Company acquired 100% of the equity interests of Elemental Energy LLC, dba, Sunetric, pursuant to the terms of a Membership Interest Purchase Agreement (“MIPA”) entered into on March 26, 2014 and amended on May 14, 2014. The provisional purchase consideration transferred totaled $11.6 million and consisted of (i) approximately 0.2 million unregistered shares of the Company’s Class A common stock with an estimated fair value of $11.1 million based on the closing price of $55.00 per share for the Company’s Class A common stock on May 13, 2014, and (ii) $0.5 million of estimated probable contingent consideration. The Company held back $1.82 million of the provisional purchase consideration, or 30,235 shares of Class A common stock, to secure potential future indemnification claims. The hold back consideration, less an amount equal to any unresolved indemnification claims, were to be released to sellers 50% on each of the six-month and 12-month anniversaries after the closing. The provisional purchase consideration transferred was subject to a post-closing working capital true-up adjustment based on the determined final closing balances. 90 days after the closing the parties determined that the actual closing working capital was $0.45 million lower than the estimated closing working capital. As a result, the first 50% release of hold back consideration in November 2014 was reduced from 15,118 to 7,508 shares and we recorded a reduction of $0.4 million in contingent consideration as of December 31, 2014.

Additional contingent consideration gave the sellers the potential to earn up to $3.0 million in additional earn-out payments, to be paid in unregistered shares of the Company’s Class A common stock, upon the achievement of certain revenue and income earn-out targets for 2014 and 2015. As of December 31, 2015, the sellers did not earn any of the 2014 earn-out consideration, reducing any future earn-out potential to $1.0 million consideration. The 2015 earn-out was partially forfeited as well. This determination resulted in the reduction of $0.5 million from the consideration to be transferred and is offset against the goodwill in 2014. Shares were reserved for issuance for the contingent consideration due.

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

The principal electric utility in Hawaii, the market Sunetric operates within, has taken further measures that the Company believes diminishes the value proposition of solar for both residential and commercial customers. Those actions, along with the precipitous decline in sales for the Sunetric segment, caused management to conduct a review of the intangible assets recorded for Sunetric in conjunction with its preparation of its financial statements as of December 31, 2014. The electric regulatory environment along with the recent decline in sales has caused the Company’s expectations for future growth and profitability to be lower than its previous estimates. As a result of its year-end 2014 impairment review, the Company recorded a write down of its intangible assets related to Sunetric of approximately $10.4 million. The impairment reflects $8.0 million of goodwill, $1.1 million of trademarks and $1.3 million of purchased backlog and non-compete agreements.

	Class A Common Stock Issued	Closing Share Price	Valuation
Provisional consideration issued	171.3	$55.00	$9,419
Indemnification consideration	30.3		1,664
Indemnification unrecognizable	(7.6)		(419)
Estimated contingent consideration			510
Consideration unrecognizable			(510)
Adjusted consideration transferred	194		$10,664

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

4. Goodwill and Other Asset Impairments

In accordance with the Financial Accounting Standards Board’s accounting standards codification, the Company established a purchase price for tangible assets net of liabilities for its catalog segment consisting primarily of its Hopland, California facility of $1 million based on (i) realizability of its personal assets and (ii) real property market place comparability (level two of the fair value hierarchy) during the third quarter of 2014. Accordingly, as of September 30, 2014, the Company recognized a valuation impairment charge of $1.3 million. Thereafter, on December 4, 2014, the Company sold the Hopland assets, net of liabilities, for $1.0 million. An additional loss on sale was recorded on the date of sale of $0.1 million and is recorded in general and administrative expenses on the consolidated statement operations.

The Company performed periodic tests of goodwill and other intangibles for its acquisitions of Syndicated Solar Inc., Mercury, and Sunetric. Based on the results of these tests the Company determined it was appropriate and recorded impairment of goodwill and intangibles of zero and $30.5 million during the years ended December 31, 2015 and 2014, respectively. The Company’s goodwill balances were $1.3 million at both December 31, 2015 and 2014.

5. Property and Equipment

Property and equipment, stated at lower of cost or estimated fair value, consists of the following as of December 31:

(in thousands)	2015	2014
Buildings and leasehold improvements	142	142
Furniture, fixtures and equipment	1,334	1,334
Website development	1,547	1,512
Vehicles and machinery	764	1,958
	3,787	4,946
Accumulated depreciation and amortization	(2,772)	(3,442)
Total property and equipment, net	$1,015	$1,504

6. Revolving Line of Credit

Under a loan agreement, as amended (the “Loan”), the Company has a revolving line of credit that provides for advances not to exceed a maximum amount based upon a borrowing base availability of 75% of eligible accounts receivable and 25% of eligible inventory as defined in the Loan. The maximum amount of the Loan is currently $5.0 million, and is reduced to $4.0 million on October 1, 2016 and to $3.0 million on January 1, 2017. Borrowings bear interest at the greater of (a) the greater of the prime rate or 4.00%, plus 3.00%, and (b) 7.00%. The amended maturity date for the Loan is currently March 31, 2017. The line of credit has a facility fee of 2.0% per year of the average daily unused portion of the available line of credit.

As of December 31, 2015 and December 31, 2014, the Company had a line of credit outstanding with SVB under the Loan of $0.8 million and $4.4 million, respectively, accruing interest at 8% per annum as of December 31, 2015.

The 2015 amendments to the Loan and subsequent amendments to the Loan during 2016 are described below.

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

Tenth Loan Modification

On November 6, 2015, the parties to the SVB Loan entered into the Tenth Loan Modification and Waiver Agreement (the “Tenth Modification Agreement”) pursuant to which SVB waived non-compliance as of September 30, 2015 with the EBITDA-based financial covenant in the SVB Loan and the parties agreed to certain amendments. The Tenth Modification Agreement (i) eliminated the EBITDA-based financial covenant as of November 6, 2015 and (ii) replaced it with a liquidity covenant to be met at all times after November 30, 2015 of $2.5 million in the aggregate of Company cash in SVB accounts and availability under the SVB Loan.

January 2016 Loan Modification

On January 19, 2016, we entered into a Waiver and Consent Agreement with SVB pursuant to which we (i) consented to the assignment of the Loan to Solar Solutions, and (ii) waived any claims against SVB. On January 19, 2016, Solar Solutions acquired the Loan from SVB. Also on January 19, 2016, we entered into a Loan Modification and Waiver Agreement (the “January 2016 Modification Agreement”) with Solar Solutions pursuant to which (i) Solar Solutions waived all existing defaults under the Loan including the breach of the liquidity covenant set forth in section 6.9 of the loan from November 30, 2015 onward requiring us to have unrestricted cash at SVB plus unused availability under the Loan equal to or greater than $2.5 million beginning November 30, 2015, (ii) the parties amended the terms of the Loan by deleting the financial covenants in Section 6.9 of the Loan, (iii) the parties agreed to amend and restate the Loan on or before January 22, 2016 to reflect the terms of the binding letter of intent dated December 17, 2015 (the “December 2015 LOI”), and such additional terms mutually agreed upon in connection with such amendment and restatement, (iv) until actually amended and restated, the parties agreed to treat the Loan as amended on the terms set forth in the December 2015 LOI, (v) the parties agreed to certain temporary changes in the Company’s banking arrangement with SVB under the Loan and to eventually transfer and set up a similar banking arrangement at Wells Fargo Bank and (vi) we waived any claims against Solar Solutions as of January 19, 2016. The December 2015 LOI provided that the parties would amend the Loan Agreement to (i) expand eligible accounts and add certain other assets included in the borrowing base used to determine the amount that can be borrowed under the Loan; (ii) reduce the minimum liquidity (unrestricted cash plus unused availability on the Loan) from $2,500,000 to $100,000; (iii) extend the term of the Loan until March 31, 2017; (iv) change the interest rate to the higher of (A) the Wall Street Journal prime rate plus 3% and (B) 7%; (v) join the Company and its subsidiary RGS Financing, Inc. as borrowers and pledgers of certain collateral under the Loan; and (vi) set the maximum amount of the Loan at $5 million until September 30, 2016, $4 million from October 1, 2016 to December 31, 2016 and $3 million from January 1, 2017 until the maturity date. The January 2016 Modification Agreement also provided that we will instruct the escrow agent in future financings to pay approximately $1.7 million of the financing proceeds to Solar Solutions as principal repayment.

February 2016 Loan Modification

On February 4, 2016, the Company entered into a Loan Modification and Waiver Agreement (the “February 2016 Modification Agreement”) with Solar Solutions pursuant to which (i) $1,675,134.05 was advanced to the Company under the Loan Agreement and then paid to Solar Solutions to pay all amounts due by the Company to Solar Solutions under the Exclusive Master Supply Agreement between the parties as of February 4, 2016; (ii) the Company waived any claims against Solar Solutions as of February 4, 2016, and (iii) Solar Solutions agreed to promptly fund the Company’s borrowing requests.

Amendment and Restatement

On March 30, 2016, the Company and Solar Solutions entered into an amended and restated loan agreement (the “Restated Loan Agreement”) incorporating the terms of the December 2015 LOI, the January 2016 Loan Modification Agreement and the February 2016 Loan Modification Agreement. In addition, under the Restated Loan Agreement, (i) the Company agreed to pay Solar Solutions additional direct costs and expenses related to the Restated Loan Agreement, (ii) the unused revolving line fee was increased from 0.5% to 2%; (iii) the Company agreed to pay a monthly administration fee of $4,000; (iv) the Company agreed to pay Solar Solutions’ fees and expenses associated with quarterly reviews of collateral, books and records and audits; (v) Solar Solutions agreed to establish a collateral account and maintain funds in that account equal to the unused portion of the revolving line; and (vi) the parties agreed to adjustments in the eligible accounts and eligible inventory included in the borrowing base for the loan.

7. Related Parties

Retail Store, Hopland, CA

On December 5, 2014, the Company sold its retail/catalog segment (Real Goods Trading Corp) to, among others, John Schaeffer, an active member of the Company’s Board of Directors and a former officer of the Company. The retail and catalog business was not profitable and was not projected to be cash flow positive in the near future. Terms of the sale include the transfer of real estate, inventory, retail, and distribution business located in Hopland, California, with a book value of $2.3 million, for $1.0 million. The purchase agreement provides that in the event the purchasers sell the retail/catalog business or the associated real property within 18 months following the closing date, the purchasers will pay to the Company 50% of the net profits realized. In the event the purchasers sell the retail/catalog business or the associated real property between 18 and 36 months following the closing date, the purchasers will pay to the Company 25% of the net profits realized.

Riverside

On June 24, 2015, the Company entered into a Conversion Agreement (the “Conversion Agreement”) with Riverside Fund III, L.P. (“Riverside Lender”), an entity affiliated with Riverside, to convert notes payable with a principal balance of $3.15 million plus accrued interest of $1.1 million into 1,288,156 shares of the Company’s Class A common stock using a conversion ratio equal to $3.29 per share; the closing price of the Class A common stock on June 23, 2015 (the “Conversion”). The Company subsequently issued shares of Class A common stock to Riverside in full satisfaction of the outstanding principal and accrued interest.

Pursuant to the Conversion Agreement, on August 10, 2015, the Company filed a registration statement on Form S-3 to register for resale the shares of Class A common stock issued in the Conversion and any shares of Class A common stock held by the Riverside Lender’s affiliates. On August 20, 2015, the U.S. Securities and Exchange Commission declared the registration statement effective.

Riverside is currently the Company’s largest shareholder and holds approximately 13.7% of the Company’s issued and outstanding shares of Class A common stock as of December 31, 2015. Pursuant to the terms of a Shareholders Agreement, Riverside has the right to designate a certain number of individuals for appointment or nomination to our Board of Directors, tied to its ownership of the Company’s Class A common stock.

8. Commitments and Contingencies

The Company leases office and warehouse space through operating leases. Some of the leases have renewal clauses, which range from one month to five years. On December 19, 2011, RGS entered into a five year facility lease with Gaiam, for office space in Louisville, Colorado. The lease commenced on January 1, 2012 and provides for monthly payment of approximately $41,537.

The Company leases vehicles through operating leases for certain field personnel. Leases range up to five years with varying termination dates through August 2020.

The following schedule represents the annual future minimum payments of all leases as of December 31, 2015:

(in thousands)	Future Minimum Lease Payments
2016	$792
2017	194
2018	96
2019	13
Thereafter	3
Total minimum lease payments	$1,098

The Company incurred office and warehouse rent expense of $1.0 million and $1.2 million for the years ended December 31, 2015 and 2014, respectively.

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

From time to time, we are involved in legal proceedings that we consider to be in the normal course of business. On July 9, 2014, the Company completed a private offering of approximately $7.0 million of its Class A common stock and warrants (the “July 2014 PIPE Offering”) at a price per unit of $48.00 ($2.40 pre-reverse split). Subsequently, the Company’s stock price has declined to $0.63 as of December 31, 2015 and five of the investors that participated in the offering (out of approximately 20 total investors that participated in the offering) have asserted claims against the Company in three separate lawsuits alleging certain misrepresentations and omissions in the offering. Effective July 15, 2015 the Company settled with the four investors. The Company recorded a charge to operations of $0.5 million as of June 30, 2015, in recognition of the loss contingency for the July 2014 PIPE offering. That charge was equal to the retention under the Company’s 2014-15 Officers and Directors liability insurance policy as the Company expects the insurance policy will cover any future claims in excess of the retention limit.

On June 29, 2015, the Company received a subpoena from the U.S. Securities and Exchange Commission requesting the production of documents, records and information related to an investigation into the Company’s July 2014 PIPE Offering. The Company believes that it has complied fully with all applicable laws, rules and regulations, and has been cooperating fully with the government’s investigation. The Company has established a special committee of the board of directors to review the facts and circumstances surrounding the July 2014 PIPE Offering and engaged outside counsel to assist it with its review. As a result, the Company has incurred related litigation expenses of $2.0 million which are shown on the Consolidated Statements of Operations for year ended December 31, 2015. The Company and its legal advisors believe its expenses in responding to the U.S. Securities and Exchange Commission subpoena, which were incurred after June 30, 2015, should be fully paid by its insurance carrier as they are directly related to the July 2014 PIPE Offering and the Company reached its retention limit for that event during the second quarter of 2015. The Company’s insurance carrier has denied coverage for these expenses on the grounds that the U.S. Securities and Exchange Commission subpoena does not constitute a “claim” covered by the policy, but has nevertheless agreed to advance funds to pay amounts we contend constitute defense costs, while reserving all rights, including the right to recoup all amounts advanced. The Company vigorously disputes the position of the insurance carrier in this matter. However, as any recovery the Company would receive in the future is a gain contingency, no assurances can be made that its insurance carrier will, ultimately pay for or reimburse these expenses, or any portion of these expenses.

At this time, the Company is unable to determine the potential impact, if any, that may result from this investigation. If the Company, its officers or its directors are deemed to have violated the securities laws, the U.S. Securities and Exchange Commission may seek various remedies against them.

9. Shareholders’ Equity

Mercury Acquisition

On January 14, 2014, the Company issued 380,206 shares of its Class A common stock with an estimated fair value of $29.1 million based on the closing market price of $76.60 per share for the Company’s Class A common stock on January 13, 2014 as provisional purchase consideration transferred for Mercury. Of this issuance, 23,363 shares were initially placed into escrow to fund potential indemnification claims and closing working capital true-up adjustments. Also in conjunction with this acquisition of Mercury, the Company placed into escrow another 37,200 shares of its Class A common stock as potential post-acquisition retention compensation to employees of Mercury. At December 31, 2015, 18,970 shares of the retention compensation remained in escrow. See Note 11. Share-Based Compensation and Note 3. Business Combinations.

Syndicated

On May 12, 2014, the Company issued 16,257 shares of its Class A common stock, with an estimated fair value of $0.7 million based on the closing market price of $45.80 per share for the Company’s Class A common stock on August 9, 2013, under an amendment to the net asset purchase agreement dated August 9, 2013 with Syndicated. Also under the terms of the amendment, the former owner of Syndicated, who became an employee of the Company for a certain period of time, was issued 3,743 shares of the Company’s Class A common stock during 2014 in return for assisting the Company with the collection of certain accounts receivable related to the Syndicated business. See Note 3. Business Combinations.

Sunetric Acquisition

On May 14, 2014, the Company issued 171,270 shares of its Class A common stock with an estimated fair value of $9.4 million based on the closing market price of $55.00 per share for the Company’s Class A common stock on May 13, 2014 as partial provisional purchase consideration transferred for Sunetric. As additional provisional purchase consideration transferred, the Company reserved another 30,233 shares of its Class A common stock with an estimated fair value of $1.7 million based on the closing market price of $55.00 for the Company’s Class A common stock on May 13, 2014 to fund potential indemnification claims and closing working capital true-up adjustments. At December 31, 2014, these reserved shares are reported, after adjustments, in business acquisition consideration to be transferred. Also in conjunction with the acquisition of Sunetric, on May 28, 2014, the Company issued 10,854 shares of its Class A common stock with an estimated fair value of $0.5 million based on the closing market price of $47.80 per share for the Company’s Class A common stock on May 27, 2014 in fulfillment of an assumed liability for employee retention bonus obligations through the closing date of the Sunetric acquisition. See Note 3. Business Combinations. In the second quarter of 2015 the Company realized the remaining $1.2 million in contingent consideration and reserved 22,631 shares for issuance.

July 2014 PIPE Offering

On July 9, 2014 RGS issued 0.15 million shares of its Class A common stock and received proceeds of $7.0 million. As part of the offering, RGS issued warrants to purchase 0.3 million shares of its Class A common stock at $63.80 per share, which expire July 9, 2020.

February 2015 Offering

On February 26 and February 27, 2015, the Company closed an offering of units (the “February 2015 Offering”). Each unit consisted of: (i) one share of Class A common stock; (ii) a Series A warrant to purchase shares of the Company’s Class A common stock equal to 50% of the sum of the number of shares of Class A common stock purchased as part of the units plus, if applicable, the number of shares of Class A common stock issuable upon exercise in full of the Series E warrants (without regard to any limitations on exercise) described below; (iii) a Series B warrant to purchase shares of the Company’s Class A common stock for a “stated amount” (as described in the offering document); (iv) a Series C warrant to purchase up to 50% of that number of shares of Class A common stock actually issued upon exercise of the Series B warrant; and (v) a Series D warrant to purchase additional shares of Class A common stock in an amount determined on a future reset date after the issuance of the Series D warrant. In addition, in the event that an investor would beneficially own in excess of 4.99% of the number of shares of Class A common stock outstanding immediately before the offering, such investor would receive a Series E warrant to purchase the balance of the shares of Cass A common stock. As more fully described below under “Series A and Series C Warrant Exchange for Common Stock”, during the second quarter of 2015, the Company exchanged shares of Class A common stock for Series A and Series C warrants.

As of December 31, 2015, the Company has realized net proceeds of $10.6 million from the February 2015 Offering.

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

Conversion of Debt to Equity

On June 24, 2015, the Company entered into the Conversion Agreement with the Riverside Lender to effect the Conversion. The Company issued to Riverside Lender, in full satisfaction of the outstanding principal and accrued interest under promissory notes, in the aggregate original principal amount of $3.15 million plus accrued interest of $1.1 million, 1,288,156 shares of the Company’s Class A common stock using a conversion ratio equal to $3.29 per share, the closing price on the Class A common stock on June 23, 2015.

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

Riverside is currently the Company’s largest shareholder and holds approximately 13.7% of the Company’s issued and outstanding shares of Common Stock as of December 31, 2015.

Series A and Series C Warrant Exchange for Common Stock

On June 25, 2015, the Company entered into separate Exchange Agreements (each, an “Exchange Agreement”) with two holders of the Company’s Series A Warrants and Series C Warrants (together, the “Warrants”) originally issued in the Company’s February 2015 Offering (each, a “Holder”), pursuant to which the Company agreed to exchange all the Warrants for shares of the Company’s Class A common stock. Under terms of the Exchange Agreement, at closing, the Company and Holders agreed to exchange all Warrants held by the Holders for shares of Class A common stock equal to 115% of the shares of Class A common stock issuable upon exercise of the Warrants (the “Exchange”). The Exchange Agreements prohibited the Company from delivering any shares to a Holder if after such delivery the Holder together with other “attribution parties” collectively would beneficially own in excess of 9.99% of the number of shares of Class A common stock outstanding immediately after giving effect to such exchange. The Company was contractually obligated to issue the shares of Class A common stock issuable in the exchange post-closing at such time and in such amount as requested by each Holder in accordance with the terms of the Exchange Agreement.

On June 30, 2015, the Company closed the transaction contemplated by the Exchange Agreements. On June 30, 2015 one Holder exchanged 73,382 Warrant shares for 84,390 shares of Class A common stock. Between July 1, 2015 and July 7, 2015, the other Holder exchanged 1,081,403 Warrant shares for 1,243,614 shares of Class A common stock. In connection with the Exchange Agreement, Company recorded an inducement loss of $0.1 million related to the 15% exchange premium and loss on early extinguishment of debt associated with the common stock warrant liability of $0.4 million. These losses are included in Change in valuation of warrants and gain/Loss on extinguishment on the Consolidated Statement of Operations for the year ended December 31, 2015.

June 2015 Offering

On June 30, 2015, the Company closed an offering of $5 million of units, each consisting of one share of Class A common stock and one Series F warrant to purchase 30% of one share of Class A common stock (the “June 2015 Offering”). The Company sold the units at an initial purchase price of $3.65 per unit with a one-time reset adjustment of (i) the number of shares of Class A common stock, and (ii) the exercise price of the Series F warrants to purchase Class A common stock. On July 9, 2015, as a result of the reset adjustment, the purchase price of Class A common stock in the June 2015 Offering was reset at $1.2432 per share and the exercise price of the Warrants was adjusted to $1.2432 per share and an additional 2,652,020 shares of Class A common stock were delivered to June 2015 Offering investors from the escrow established with the Company’s transfer agent.

2016 Convertible Note Offering

On April 1, 2016, the Company entered into a securities purchase agreement for a private placement of $10.0 million units consisting of $1 Senior Secured Convertible Notes due on March 31, 2019 (the "Notes") and one Series G warrant to purchase a fraction of one share of Class A common stock (the "2016 Offering"). On the same day the Company closed the transaction and issued notes and Series G warrants for an aggregate of 4,979,460 shares of Class A common stock. The Company has reserved up to 61,500,000 shares of Class A common stock to issue upon conversion of the Notes.

The Company received $0.75 million of the proceeds from the sale of the units at closing of the 2016 Offering in unrestricted cash. The remaining $9.25 million of the proceeds is held in five separate control accounts that are subject to Deposit Account Control Agreements between the Bank of Hawaii, the Company, and the applicable investor. The Notes provide for distribution of the proceeds held pursuant to the Deposit Account Control Agreement as follows:

Release Date	Release Amount
20 days after the earlier of the date (i) an initial registration statement registering for resale shares of Common Stock issuable upon conversion of the Notes and exercise of the Warrants issued in the 2016 Offering (the “Registration Effectiveness Date”), and (ii) the holders of the Notes are eligible to resell such shares under Securities Act Rule 144 without restrictions (“Freely Tradability Date”).	Up to the lesser of (i) $2.0 million (the "First Release Amount") or (ii) a cash amount equal to the principal amount of Notes the conversion of which yields the maximum number of shares of Common Stock issuable upon conversion of the Notes in compliance with Nasdaq Rules (the "Nasdaq Amount") and (iii) a cash amount equal to the principal amount of Notes the conversion of which yields the maximum number of shares of Common Stock registered for resale under an effective registration statement (the "Registered Principal Amount").

Two business days after the date on which the Company obtains shareholder approval of the issuance of shares of Common Stock upon conversion of the Notes and removal of the floor on the exercise price of the Warrants pursuant to Nasdaq Rule 5635 (the "Shareholder Approval Date").	Any unreleased portion of the First Release Amount not exceeding the Registered Principal Amount.

90 days after the earlier of (i) the Registration Effectiveness Date, or (ii) the Freely Tradability Date; but in no event before the date that is 30 days after the Shareholder Approval Date.	Up to the lesser of (i) $2.0 million (the “Second Release Amount”) and (ii) the Registered Principal Amount.

160, 190, 220 and 250 days after the later of (i) the Shareholder Approval Date and (ii) the earlier of (a) the Registration Effectiveness Date and (b) the Freely Tradability Date.	On each occurrence, up to the lesser of (i) $1.325 million and (ii) the Registered Principal Amount (each a “Subsequent Release Amount”).

Two business day after the Free Tradability Date (or if later, the applicable release date described above).	Any unreleased portion of the First Release Amount, the Second Release Amount, or any Subsequent Release Amount.

The amount released pursuant to the Note and Deposit Account Control Agreement on each of these dates will be reduced to an amount equal to the lesser of the value of the shares of Class A common stock (i) covered by an effective resale registration statement, (ii) the Note holders are eligible to resell under Rule 144, or (iii) eligible for issuance under the Nasdaq continued listing rules without shareholder approval, until the Company has obtained such shareholder approval, if applicable, based on the conversion formula in the Notes.

The Notes are convertible at any time, at the option of the holder, into shares of Class A common stock at the lower of a fixed and floating conversion price. The initial fixed conversion price is $0.8033 per share, subject to adjustment for stock splits, stock dividends, and the like. The floating conversion price is equal to the lowest of (i) 85% of the arithmetic average of the five lowest volume-weighted average prices of the Class A common stock during the 20 consecutive trading day period ending on the trading day immediately preceding the delivery of the applicable conversion notice by such holder of Notes, (ii) 85% of the volume-weighted average price of the Class A common stock on the trading day immediately preceding the delivery of the applicable conversion notice by such holder of Notes, and (iii) 85% of the volume-weighted average price of the Class A common stock on the trading day of the delivery of the applicable conversion notice by such holder of Notes. In no event may the conversion price be less than $0.25 per share. If the conversion price to be used for calculating the shares of Common Stock issuable would have been less than $0.25 per share but for such limitation, the Company is obligated to issue shares of Common Stock at a conversion price of $0.25 and pay cash to the Note holders in an amount calculated pursuant to formulas set forth in the Notes.

On the last business day of each month (the "Installment Dates"), commencing on July 29, 2016, the Company will pay the holders of the Notes a total amount equal to (1) $312,500 (1/32nd of the original principal amount of such holder's Note) or the principal outstanding on the Installment Date, if less, plus (2) the accrued and unpaid interest with respect to such principal, plus (3) the accrued and unpaid late charges (if any) with respect to such principal and interest. Prior to maturity, the Notes will bear interest at 8% per annum (or 15% per annum during an event of default) with interest payable monthly in arrears on the Installment Dates and on conversion dates. Each monthly payment may be made in cash, in shares of Class A common stock, or in a combination of cash and shares of Class A common stock. The Company's ability to make such payments with shares of Class A common stock will be subject to satisfaction of various equity conditions during a 20 trading day-period before the applicable date of determination (the "Measurement Period"), including the existence of an effective registration statement covering the resale of the shares issued in payment (or, in the alternative, the eligibility of the shares issuable pursuant to the Notes for resale without restriction under Rule 144 and without the need for registration), continued listing on the Nasdaq Capital Market, and a certain minimum trading volume and trading price in the stock to be issued. Such shares will be valued at the lower of (1) the then applicable conversion price, (2) a price that is 85% of the arithmetic average of the five lowest volume-weighted average prices of Class A common stock during the 20 trading day period ending the trading day immediately before the date of determination, and (3) a price that is 85% of the volume-weighted average price of the Class A common stock on the trading day immediately preceding the applicable date of determination. Any payments due to a Note holder may be off-set against any amount in such Note holder's collateral account described above.

Employee Option Exercises, Warrant Exercises and Common Stock Reserved for Future Issuances

At December 31, 2015, RGS had the following shares of Class A common stock reserved for future issuance:

Stock options under incentive plans	146,979
Stock options under plans not approved by security holders	4,500
Warrants outstanding	1,448,437
Total shares reserved for future issuance	1,599,916

Each holder of the Company’s Class A common stock is entitled to one vote for each share held on all matters submitted to a vote of shareholders. On December 31, 2011, Gaiam converted all of its holdings of the Company’s Class B common stock to Class A common stock and, as a result, RGS has had no shares of Class B common stock outstanding since December 31, 2011. Under the terms of the Company’s articles of incorporation and merger with Alteris, RGS is prohibited from issuing Class B common stock in the future. All holders of Class A common stock vote as a single class on all matters that are submitted to the shareholders for a vote. Accordingly, Riverside, as the holder of 13.7% of the Class A common stock and entitled to vote in any election of directors, may exert significant influence over the election of the directors. Shareholders with the minimum number of votes that would be necessary to authorize or take action at a meeting at which all of the shares entitled to vote were present and voted may consent to an action in writing and without a meeting under certain circumstances.

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

10. Fair Value Measurements

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

The following tables summarize the basis used to measure certain financial assets and liabilities at fair value on a recurring basis in the consolidated balance sheets:

Balance at December 31, 2015		Quoted Prices in Active Markets for Identical Items	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Common stock warrant liability	$342	$—	$—	$342

The following summarizes the valuation technique for assets and liabilities measured and recorded at fair value:

For the Company’s Level 3 measures, which represent common stock warrants, fair value is based on a Monte Carlo pricing model that is based, in part, upon unobservable inputs for which there is little or no market data, requiring the Company to develop its own assumptions. See Note 2. Significant Accounting Policies. The Company used a market approach to valuing these derivative liabilities.

The following table shows the reconciliation from the beginning to the ending balance for the Company’s common stock warrant liability measured at fair value on a recurring basis using significant unobservable inputs (i.e. Level 3) for the year ended December 31, 2015:

in thousands	Fair Value Measurements Using Significant Unobservable Inputs
Fair value of common stock warrant liability at December 31, 2014	$2,491
Issuance of common stock warrants	12,246
Exercise of common stock warrants	(7,268)
Change in fair value of common stock warrant liability, net	(7,127)
Fair value of common stock warrant liability at December 31, 2015	$342

11. Share-Based Compensation

The Company’s share-based compensation programs are long-term retention programs that are intended to attract, retain and provide incentives for talented employees, officers, and directors to align shareholder and employee interests. RGS primarily grants options under its 2008 Long-Term Incentive Plan, but also granted 15,000 non-shareholder approved options to its chief executive officer during 2012 of which 10,500 were forfeited in 2014 and the remainder are set to expire in 2016.

At December 31, 2015, the Company’s 2008 Long-Term Incentive Plan provided that an aggregate of 1,844,161 shares of its Class A common stock may be awarded under the plan. Both nonqualified stock options and incentive stock options may be issued under the provisions of the 2008 Long Term Incentive Plan. Employees, members of the Board of Directors, consultants, service providers and advisors are eligible to participate in the 2008 Long-Term Incentive Plan, which terminates upon the earlier of a board resolution terminating the 2008 Long-Term Incentive Plan or ten years after the effective date of the 2008 Long-Term Incentive Plan. All outstanding options are nonqualified and are generally granted with an exercise price equal to the closing market price of the Company’s stock on the date of the grant. Options vest based on service conditions, performance (attainment of a certain amount of pre-tax income for a given year), or some combination thereof. Grants typically expire seven years from the date of grant.

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

The following are the variables used in the Black-Scholes option pricing model to determine the estimated grant date fair value for options granted under the Company’s incentive plans for each of the years presented:

	2015	2014
Expected volatility	109% - 174%	98% - 102%
Weighted-average volatility	155%	101%
Expected dividends	—%	—%
Expected term (in years)	3.5 - 4.5	3.8 - 7.0
Risk-free rate	1.41% - 1.84%	1.57% - 2.44%

The table below presents a summary of our option activity as of December 31, 2015 and changes during the years then ended:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value
Outstanding at January 1, 2014	116,910	$30.20	5.0	$3,468,464
Granted	121,900	61.60
Exercised	(6,474)	20.80
Forfeited or expired	(89,384)	45.20
Outstanding at December 31, 2014	142,952	$48.80	5.0	$—
Exercisable at December 31, 2014	39,976	$42.40	2.8	$—
Granted	100,150	3.90
Exercised	—	—
Forfeited or expired	(96,123)	32.68
Outstanding at December 31, 2015	146,979	$25.24	5.0	$—
Exercisable at December 31, 2015	33,955	$32.41	5.1	$—

The weighted-average grant-date fair value of options granted during the years 2015 and 2014 was $3.20 and $45.20, respectively. The total fair value of shares vested was approximately $780,000 and $900,000 during the years ended December 31, 2015 and 2014, respectively. The Company’s share-based compensation cost charged against income for continuing operations was approximately $0.8 million and $1.3 million during the years 2015 and 2014, respectively. As of December 31, 2015, there was $0.6 million of unrecognized cost related to non-vested shared-based compensation arrangements granted under the plans. The Company expects that cost to be recognized over a weighted-average period of 2.5 years.

12. Income Taxes

The Company’s provision for income tax expense (benefit) is comprised of the following:

	Years ended December 31,
(in thousands)	2015	2014
Current:
Federal	$—	$—
State	9	164
	9	164
Deferred:
Federal	—	(1,404)
State	—	—
	—	(1,404)
Total	$9	$(1,240)

Variations from the federal statutory rate are as follows:

	Years ended December 31,
(in thousands)	2015	2014
Expected federal income tax expense (benefit) at statutory rate of 35%	$(3,769)	$(20,510)
Effect of permanent goodwill impairment	—	5,859
Effect of permanent acquisition-related differences	—	(1,404)
Effect of permanent other differences	(2,031)	(5,304)
Effect of valuation allowance	7,576	22,161
Other	(906)	(299)
State income tax expense (benefit), net of federal benefit	(861)	(1,743)
	$9	$(1,240)

Deferred income taxes reflect net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the net accumulated deferred income tax assets shown on a gross basis as of December 31, 2015 and 2014 are as follows:

(in thousands)	2015	2014
Deferred tax assets (liabilities)
Current:
Provision for doubtful accounts	$442	$447
Inventory-related expense	211	222
Accrued liabilities	1,170	1,326
Other	1,686	1,340
Total current deferred tax assets	3,509	3,335
Non-current
Depreciation and amortization	4,069	4,556
Net operating loss carry-forwards	46,055	38,167
Other	54	53
Total non-current deferred tax assets	50,178	42,776
Valuation allowance	(53,687)	(46,111)
Total net deferred tax assets	$—	$—

At December 31, 2015, RGS had $108.6 million of federal net operating loss carryforwards expiring, if not utilized, beginning in 2021. Additionally, the Company had $95.7 million of state net operating loss carryforwards expiring, it not utilized, beginning in 2020.

Utilization of the net operating loss carry-forwards may be subject to annual limitation under applicable federal and state ownership change limitations and, accordingly, net operating losses may expire before utilization. The Company has not completed a Section 382 analysis through December 2015 and therefore has not determined the impact of any ownership changes, as defined under Section 382 of the Internal Revenue Code has occurred in prior years. Therefore, the net operating loss carryforwards above do not reflect any possible limitations and potential loss attributes to such ownership changes. However, the Company believes that upon completion of a Section 382 analysis, as a result of prior period ownership changes, a significant portion of the net operating losses will be subject to limitation.

The Company does not have any tax positions for which it is reasonably possible the total amount of gross unrecognized benefits will increase or decrease within 12 months of the year ended December 31, 2015.

As a result of the net operating losses, substantially all of its federal, state and local income tax returns are subject to audit.

The Company’s valuation allowance increased by approximately $7.5 million for the year ended December 31, 2015 as a result of its operating loss for the year. The valuation allowance was determined in accordance with the provisions of ASC 740, Income Taxes, which requires an assessment of both negative and positive evidence when measuring the need for a valuation allowance. Based upon the available objective evidence and the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets will not be realized. At December 31, 2015, the Company has a valuation allowance against its deferred tax assets net of the expected taxable income from the reversal of its deferred tax liabilities.

The Company is required, under the terms of its tax sharing agreement with Gaiam, to distribute to Gaiam the tax effect of certain tax loss carryforwards as utilized by the Company in preparing its federal, state and local income tax returns. At December 31, 2015, utilizing an income tax rate of 35%, the Company estimates that the maximum amount of such distributions to Gaiam could aggregate $1.6 million.

13. Segment Information

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

Financial information for the Company’s segments and a reconciliation of the total of the reportable segments’ income (loss) from operations (measures of profit or loss) to the Company’s consolidated net loss are as follows:

(in thousands)	2015	2014
Net revenue:
Residential	$30,205	$55,844
Sunetric	15,322	12,742
Other	—	2,189
Consolidated net revenue	45,527	70,775
Income (loss) from operations:
Residential	(6,223)	(12,265)
Sunetric	(197)	(12,965)
Other	(10,405)	(15,332)
Consolidated loss from continuing operations	(16,825)	(40,562)
Reconciliation of consolidated loss from operations to consolidated net loss:
Other income (expense)	386	131
Interest expense	(487)	(1,170)
Change in valuation of warrants	7,127	14,160
Income tax expense/(benefit)	(9)	1,240
(Loss)/gain from discontinued operations, net of tax	(972)	(30,910)
Net loss	$(10,780)	$(57,111)

The following is a reconciliation of reportable segments’ assets to the Company’s consolidated total assets. The Other segment includes certain unallocated corporate amounts.

(in thousands)	2015	2014
Total assets – continuing operations:
Residential	$9,229	$16,322
Sunetric	3,041	7,430
Other	1,034	984
	$13,304	$24,736
Total assets – discontinued operations:
Commercial	3,731	9,509
	$17,035	$34,245

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

The following is a reconciliation of the major line items constituting pretax loss of discontinued operations to the after-tax loss of discontinued operations that are presented in the condensed consolidated statements of operations as indicated:

	Years ended December 31,
(in thousands)	2015	2014
Major line items constituting pretax loss of discontinued operations:
Net revenue	$939	$45,166
Cost of goods sold	1,061	45,856
Expenses:
Selling and operating (a)	644	7,324
General and administrative (b)	119	1,808
Acquisition related costs	—	1,640
Restructuring costs	31	148
Depreciation and amortization	56	534
Goodwill and other asset impairments	—	18,766
Pretax (loss)/gain of discontinued operations	$(972)	$(30,910)
Income tax benefit	—	—
(Loss)/gain on discontinued operations	$(972)	$(30,910)

(a)	Included in the selling and operating expense for December 31, 2014 is $1.2 million related to the write-off of a certain account receivable.
(b)	Included in the general and administrative costs for December 31, 2014 is $1.6 million of share based compensation expense.

The following is a reconciliation of the carrying amounts of major classes of assets and liabilities of the discontinued operations to the total assets and liabilities of the discontinued operations presented separately in the condensed consolidated balance sheets as indicated:

(in thousands)	December 31, 2015	December 31, 2014
Carrying amounts of major classes of assets included as part of discontinued operations:
Current assets:
Accounts receivable, net	$1,560	$6,223
Costs in excess of billings on uncompleted contracts	1,105	1,841
Inventory, net	112	242
Deferred costs on uncompleted contracts	—	42
Other current assets	76	79
Total major classes of current assets of the discontinued operations	2,853	8,427
Noncurrent assets:
Property and equipment, net	—	45
Other noncurrent assets	878	1,037
Total noncurrent assets of discontinued operations	878	1,082
Total assets of the discontinued operations in the balance sheet	$3,731	$9,509
Carrying amounts of major classes of liabilities included as part of discontinued operations:
Current liabilities:
Accounts payable	1,978	4,977
Accrued liabilities	2,394	2,608
Billings in excess of costs on uncompleted contracts	—	373
Deferred revenue and other current liabilities	138	26
Total current liabilities of discontinued operations	4,510	7,984
Noncurrent liabilities:
Other liabilities	225	327
Total major classes of noncurrent liabilities of the discontinued operations	225	327
Total liabilities of the discontinued operations in the balance sheet	$4,735	$8,311

15. Subsequent Events

See Note 6. Revolving Line of Credit for a discussion of the purchase of the Company’s Loan Agreement by Solar Solutions and the associated modifications to the Loan Agreement. See Note 9. Shareholders’ Equity for information regarding the Company’s 2016 private placement.

On March 16, 2016 the Company received a notice from Continental Casualty Company that its directors and officers liability insurance policy which expires on May 8, 2015 would not be renewed and that there would be no coverage available after that date, based upon the risk no longer meeting underwriter guidelines. The Company intends to seek replacement coverage from another carrier.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

As previously reported in our Current Report on Form 8-K filed April 15, 2015 and incorporated herein by reference, effective April 9, 2015, our board of directors dismissed EKS&H LLLP (“EKS&H”), who was previously engaged as our principal accountant to audit our financial statements for the fiscal year ended December 31, 2014, and effective April 13, 2015 we retained Hein & Associates LLP as the our new independent accountants engaged as the principal accountant to audit our financial statements for the fiscal year ending December 31, 2015.

Item 9A.	Controls and Procedures

Our chief executive officer and principal financial officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and Rule 15d-15(e) under the Exchange Act. Based upon their evaluation as of December 31, 2015, they have concluded that those disclosure controls and procedures are effective.

As of the last business day of our second fiscal quarter (June 30, 2015), our public float, as calculated in accordance with Rule 12b-2 under the Securities Exchange Act of 1934, as amended (“Rule 12b-2”), was less than $50 million. As such, we became a smaller reporting company (as defined in Rule 12b-2) on such date. At the end of the current fiscal year, we ceased to be an accelerated filer and became a smaller reporting company.

Changes in Internal Control over Financial Reporting

We completed our remediation plan with respect to our material weaknesses identified in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making the assessment, we used the criteria set forth in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control-Integrated Framework” (commonly referred to as the “2013 COSO” framework). Based on that assessment, our management concluded that, as of December 31, 2015, our internal control over financial reporting is effective based on those criteria.

Attestation Report of the Registered Public Accounting Firm

This Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Form 10-K.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

We incorporate herein the information required by this Item by reference to our Proxy Statement for our 2016 Annual Meeting of Shareholders, to be filed with the Commission pursuant to Regulation 14A.

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

We incorporate herein the information required by this Item by reference to our Proxy Statement for our 2016 Annual Meeting of Shareholders, to be filed with the Commission pursuant to Regulation 14A.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We incorporate herein the information required by this Item by reference to our Proxy Statement for our 2016 Annual Meeting of Shareholders, to be filed with the Commission pursuant to Regulation 14A.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

We incorporate herein the information required by this Item by reference to our Proxy Statement for our 2016 Annual Meeting of Shareholders, to be filed with the Commission pursuant to Regulation 14A.

Item 14.	Principal Accountant Fees and Services

We incorporate herein the information required by this Item by reference to our Proxy Statement for our 2016 Annual Meeting of Shareholders, to be filed with the Commission pursuant to Regulation 14A.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Documents filed as part of this report are as follows:

2.	Consolidated Financial Statements.

See listing of Consolidated Financial Statements included as part of this Form 10-K in Item 8 of Part II.

2.	Exhibits:

The following exhibits are incorporated by reference into or are filed or furnished with this report as indicated below:

Exhibit No.	Description

1.1	Placement Agency Agreement, dated February 23, 2015, between Real Goods Solar, Inc. and WestPark Capital, Inc. (Incorporated by reference to Exhibit 1.1 to Real Goods Solar’s Current Report on Form 8-K filed February 24, 2015 (Commission File No. 001-34044)).

1.2	Placement Agency Agreement, dated June 25, 2015, between Real Goods Solar, Inc. and WestPark Capital, Inc. (Incorporated by reference to Exhibit 1.1 to Real Goods Solar’s Current Report on Form 8-K filed June 26, 2015 (Commission File No. 001-34044)).

2.1+	Agreement and Plan of Merger, dated August 8, 2013, among Real Goods Solar, Inc., Real Goods Mercury, Inc. and Mercury Energy, Inc. (Incorporated by reference to Exhibit 2.1 to Real Goods Solar’s Current Report on Form 8-K filed August 9, 2013 (Commission File No. 001-34044)).

2.2+	Asset Purchase Agreement, dated August 9, 2013, among Real Goods Solar, Inc., Real Goods Syndicated, Inc. and Syndicated Solar, Inc. (Incorporated by reference to Exhibit 2.1 to Real Goods Solar’s Current Report on Form 8-K filed August 12, 2013 (Commission File No. 001-34044)).

2.3+	Membership Interest Purchase Agreement, dated March 26, 2014, among Real Goods Solar, Inc., Elemental Energy LLC, Sean Mullen, Beth-Ann Mullen, and Alexander Tiller (Incorporated by reference to Exhibit 2.2 to Real Goods Solar’s Quarterly Report on Form 10-Q filed May 15, 2014 (Commission File No. 001-34044)).

2.4+	First Amendment to Membership Purchase Agreement, dated May 14, 2014, by and among Real Goods Solar, Inc., Elemental Energy LLC, Sean Mullen, Beth-Ann Mullen, and Alexander Tiller (Incorporated by reference to Exhibit 2.2 to Real Goods Solar’s Current Report on Form 8-K filed May 16, 2014 (Commission File No. 001-34044)).

2.5+	Purchase and Sale Agreement, dated December 3, 2014, among Real Goods Solar, Inc., Real Goods Energy Tech, Inc., Real Goods Trading Corporation, John Schaeffer and Nancy Hensley, as Trustees of the John Schaeffer and Nancy Hensley Living Trust and RGTC, Inc. (Incorporated by reference to Exhibit 2.5 to Real Goods Solar’s Annual Report on Form 10-K filed March 31, 2015 (Commission File No. 001-34044)).

3.1	Articles of Incorporation of Real Goods Solar, Inc. (Incorporated by reference to Exhibit 3.1 to Real Goods Solar’s Amendment No. 1 to Registration Statement on Form S-1 filed March 28, 2008 (Commission File No. 333-149092)).

3.2	Bylaws of Real Goods Solar, Inc. (Incorporated by reference to Exhibit 3.2 to Real Goods Solar’s Amendment No. 1 to Registration Statement on Form S-1 filed March 28, 2008 (Commission File No. 333-149092)).

4.1	Form of Real Goods Solar Class A Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to Real Goods Solar’s Amendment No. 5 to Registration Statement on Form S-1 filed May 2, 2008 (Commission File No. 333-149092)).

4.2	Warrant issued to Silicon Valley Bank on March 26, 2013 pursuant to the Second Loan Modification Agreement (Incorporated by reference to Exhibit 10.21 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013 (Commission File No. 001-34044)).

4.3	Warrant issued to Silicon Valley Bank on March 27, 2013 pursuant to the Third Loan Modification Agreement (Incorporated by reference to Exhibit 10.22 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013 (Commission File No. 001-34044)).

4.4	Form of Warrant, dated June 3, 2013, issued to the investors under the Securities Purchase Agreement, dated May 24, 2013, among Real Goods Solar, Inc. and the investors identified therein (Incorporated by reference to Exhibit 4.1 to Real Goods Solar’s Current Report on Form 8-K filed June 3, 2013 (Commission File No. 001-34044)).

4.5	Form of Warrant, dated November 20, 2013 (Incorporated by reference to Exhibit 4.1 to Real Goods Solar’s Current Report on Form 8-K filed November 21, 2013 (Commission File No. 001-34044)).

Exhibit No.	Description

4.6	Form of Warrant, dated July 2, 2014, issued to the investors under the Securities Purchase Agreement, dated July 2, 2014, among Real Goods Solar, Inc. and the investors identified therein (Incorporated by reference to Exhibit 4.1 to Real Goods Solar’s Current Report on Form 8-K filed July 3, 2014 (Commission File No. 001-34044)).

4.7	Warrant issued to Silicon Valley Bank on June 6, 2014 pursuant to the Joinder and Sixth Loan Modification Agreement (Incorporated by reference to Exhibit 4.1 to Real Goods Solar’s Quarterly Report on Form 10-Q filed August 19, 2014 (Commission File No. 001-34044)).

4.8	Warrant issued to Silicon Valley Bank on November 19, 2014 pursuant to the Seventh Loan Modification and Waiver Agreement (Incorporated by reference to Exhibit 4.8 to Real Goods Solar’s Annual Report on Form 10-K filed March 31, 2015 (Commission File No. 001-34044)).

4.9	Combined Form of Warrant issued to investors on February 26 and 27, 2015 (Incorporated by reference to Exhibit 4.1 to Real Goods Solar’s Current Report on Form 8-K filed February 24, 2015 (Commission File No. 001-34044))

4.10	Form of Warrant to Purchase Common Stock issued to a placement agent on February 27, 2015 (Incorporated by reference to Exhibit 4.2 to Real Goods Solar’s Quarterly Report on Form 10-Q filed May 11, 2015 (Commission File No. 001-34044)).

4.11	Waiver and Amendment Agreement, dated March 31, 2015, among Real Goods Solar, Inc. and the investor party thereto (Incorporated by reference to Exhibit 4.3 to Real Goods Solar’s Quarterly Report on Form 10-Q filed May 11, 2015 (Commission File No. 001-34044)).

4.12	Form of Series F Warrant issued to investors on June 30 and July 1, 2015 (Incorporated by reference to Exhibit 4.1 to Real Goods Solar’s Current Report on Form 8-K filed June 26, 2015 (Commission File No. 001-34044)).

4.13	Form of Warrant to Purchase Common Stock issued to a placement agent on June 30, 2015 (Incorporated by reference to Exhibit 4.3 to Real Goods Solar’s Quarterly Report on Form 10-Q filed August 10, 2015 (Commission File No. 001-34044)).

10.1*	Form of Real Goods Solar, Inc. Employee Stock Option Agreement (Incorporated by reference to Exhibit 10.2 to Real Goods Solar’s Amendment No. 1 to Registration Statement on Form S-1 filed March 28, 2008 (Commission File No. 333-149092)).

10.2*	Amended and Restated Real Goods Solar, Inc. 2008 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed November 18, 2015 (Commission File No. 001-34044)).

10.3	Tax Sharing and Indemnification Agreement between Real Goods Solar, Inc. and Gaiam, Inc. (Incorporated by reference to Exhibit 10.7 to Real Goods Solar’s Amendment No. 3 to Registration Statement on Form S-1 filed April 17, 2008 (Commission File No. 333-149092)).

10.4	Loan and Security Agreement, dated as of December 19, 2011, among Real Goods Energy Tech, Inc., Real Goods Trading Corporation, Earth Friendly Energy Group Holdings, LLC, Alteris Renewables, Inc., Earth Friendly Energy Group, LLC, Solar Works, LLC, Alteris RPS, LLC, Alteris ISI, LLC, and Silicon Valley Bank (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed December 21, 2011 (Commission File No. 001-34044)).

10.5	Amended and Restated Registration Rights Agreement, dated as of December 19, 2011, between Real Goods Solar, Inc. and Riverside Renewable Energy Investments, LLC (Incorporated by reference to Exhibit 10.3 to Real Goods Solar’s Current Report on Form 8-K filed December 21, 2011 (Commission File No. 001-34044)).

10.6	Shareholders Agreement, dated as of December 19, 2011, between Real Goods Solar, Inc. and Riverside Renewable Energy Investments, LLC (Incorporated by reference to Exhibit 10.4 to Real Goods Solar’s Current Report on Form 8-K filed December 21, 2011 (Commission File No. 001-34044)).

10.7	Security Agreement, dated as of December 19, 2011, between Real Goods Solar, Inc. and Silicon Valley Bank (Incorporated by reference to Exhibit 10.2 to Real Goods Solar’s Current Report on Form 8-K filed December 21, 2011 (Commission File No. 001-34044)).

10.8	First Amendment to Tax Sharing Agreement, dated as of December 19, 2011, between Real Goods Solar, Inc. and Gaiam, Inc. (Incorporated by reference to Exhibit 10.17 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013 (Commission File No. 001-34044)).

10.9	Form of Promissory Note issued to Gaiam, Inc. on December 30, 2011 and to Riverside Renewable Energy Investments, LLC on May 4, 2012 and June 20, 2012 (Incorporated by reference to the fourth attachment to the Shareholders Agreement filed as Exhibit 10.6 to this Form 10-K).

Exhibit No.	Description

10.10*	Confidential Separation Agreement and Release of Claims, dated as of March 31, 2012, by and between Real Goods Solar, Inc. and Erik Zech (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Quarterly Report on Form 10-Q filed May 14, 2012 (Commission File No. 001-34044)).

10.11*	Consulting Agreement, dated as of March 31, 2012, by and between Real Goods Solar, Inc. and Erik Zech (Incorporated by reference to Exhibit 10.2 to Real Goods Solar’s Quarterly Report on Form 10-Q filed May 14, 2012 (Commission File No. 001-34044)).

10.12	First Loan Modification Agreement, dated as of August 28, 2012, among Real Goods Energy Tech, Inc., Real Goods Trading Corporation, Earth Friendly Energy Group Holdings, LLC, Alteris Renewables, Inc., Earth Friendly Energy Group, LLC, Solar Works, LLC, Alteris RPS, LLC, Alteris ISI, LLC and Silicon Valley Bank (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed August 29, 2012 (Commission File No. 001-34044)).

10.13	Loan Commitment, dated as of November 13, 2012, among Real Goods Solar, Inc., Riverside Renewable Energy Investments, LLC and Gaiam, Inc. (Incorporated by reference to Exhibit 10.13 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013 (Commission File No. 001-34044)).

10.14	Second Loan Modification and Reinstatement Agreement, dated as of November 13, 2012, among Silicon Valley Bank, Real Goods Energy Tech, Inc., Real Goods Trading Corporation, Earth Friendly Energy Group Holdings, LLC, Alteris Renewables, Inc., Earth Friendly Energy Group, LLC, Solar Works, LLC, Alteris RPS, LLC, and Alteris ISI, LLC (Incorporated by reference to Exhibit 10.14 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013 (Commission File No. 001-34044)).

10.15	Form of Promissory Note issued to Gaiam, Inc. on December 11, 2012 and to Riverside Renewable Energy Investment LLC on December 13, 2013 pursuant to the Loan Commitment, dated as of November 13, 2012 (Incorporated by reference to Exhibit 10.15 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013 (Commission File No. 001-34044)).

10.16*	Restated Employment Letter, dated as of December 21, 2012, between Kamyar Mofid and Real Goods Solar, Inc. (Incorporated by reference to Exhibit 10.16 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013 (Commission File No. 001-34044)).

10.17	Form of Amended and Restated Promissory Note in the principal amount of $1.7 million issued to Gaiam, Inc. on March 27, 2013 (Incorporated by reference to Exhibit 10.18 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013 (Commission File No. 001-34044)).

10.18	Form of Amended and Restated Promissory Note issued to Riverside Fund III L.P. on March 27, 2013 in the principal amounts of $3 million and $150 thousand, respectively (Incorporated by reference to Exhibit 10.19 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013 (Commission File No. 001-34044)).

10.19	Third Loan Modification Agreement, dated as of March 27, 2013, among Silicon Valley Bank, Real Goods Energy Tech, Inc., Real Goods Trading Corporation, and Alteris Renewables, Inc. (Incorporated by reference to Exhibit 10.20 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013 (Commission File No. 001-34044)).

10.20	Form of Amended and Restated Promissory Note issued to Gaiam, Inc. and Riverside Renewable Energy Investment LLC on March 27, 2013 pursuant to the Loan Commitment, dated as of November 13, 2012 (Incorporated by reference to Exhibit 10.23 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013 (Commission File No. 001-34044)).

10.21*	Employment Letter, dated as of January 30, 2013, between Anthony DiPaolo and Real Goods Solar, Inc. (Incorporated by reference to Exhibit 10.7 to Real Goods Solar’s Quarterly Report on Form 10-Q filed May 15, 2013 (Commission File No. 001-34044)).

10.22*	Employment Letter, dated May 10, 2013, between John Schaeffer and Real Goods Solar, Inc. (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Quarterly Report on Form 10-Q filed August 13, 2013 (Commission File No. 001-34044)).

10.23	Securities Purchase Agreement, dated May 24, 2013, among Real Goods Solar, Inc. and the investors thereunder (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed May 24, 2013 (Commission File No. 001-34044)).

Exhibit No.	Description

10.24	Form of Second Amended and Restated Promissory Note issued to Riverside Fund III, L.P. on May 21, 2013 in the principal amounts of $3.0 million and $150,000, respectively (Incorporated by reference to Exhibit 10.3 to Real Goods Solar’s Current Report on Form 8-K filed May 24, 2013 (Commission File No. 001-34044)).

10.25	Registration Rights Agreement, dated June 3, 2013, among Real Goods Solar, Inc. and the investors under the Securities Purchase Agreement, dated May 24, 2013, among Real Goods Solar, Inc. and such investors (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed June 3, 2013 (Commission File No. 001-34044)).

10.26	Pre-Voting Agreement, dated August 8, 2013, among Mercury Energy, Inc., Real Goods Solar, Inc., Timothy Greener, Peter Kaufmann and Richard D. White (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed August 9, 2013 (Commission File No. 001-34044)).

10.27	Joinder and Fourth Loan Modification Agreement, dated September 26, 2013, among Real Goods Energy Tech, Inc., Real Goods Trading Corporation, Alteris Renewables, Inc., Real Goods Syndicated, Inc. and Silicon Valley Bank (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed September 27, 2013 (Commission File No. 001-34044)).

10.28	Intellectual Property Security Agreement, dated September 26, 2013, among Real Goods Energy Tech, Inc., Real Goods Trading Corporation, Alteris Renewables, Inc., Real Goods Syndicated, Inc., Real Goods Solar, Inc. and Silicon Valley Bank (Incorporated by reference to Exhibit 10.2 to Real Goods Solar’s Current Report on Form 8-K filed September 27, 2013 (Commission File No. 001-34044)).

10.29	Fifth Loan Modification Agreement, dated as of November 5, 2013, among Real Goods Energy Tech, Inc., Real Goods Trading Corporation, Alteris Renewables, Inc., Real Goods Syndicated, Inc., and Silicon Valley Bank (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed November 5, 2013 (Commission File No. 001-34044)).

10.30	Agreement, dated November 5, 2013, among Gaiam, Inc., Riverside Renewable Energy Investments, LLC and Real Goods Solar, Inc. (Incorporated by reference to Exhibit 10.2 to Real Goods Solar’s Current Report on Form 8-K filed November 5, 2013 (Commission File No. 001-34044)).

10.31	Waiver Agreement, dated March 25, 2014, among Real Goods Energy Tech, Inc., Real Goods Trading Corporation, Alteris Renewables, Inc., Real Goods Syndicated, Inc. and Silicon Valley Bank (Incorporated by reference to Exhibit 10.2 to Real Goods Solar’s Quarterly Report on Form 10-Q filed May 15, 2014 (Commission File No. 001-34044)).

10.32	Securities Purchase Agreement, dated July 2, 2014, among Real Goods Solar, Inc. and the investors thereunder (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed July 3, 2014 (Commission File No. 001-34044)).

10.33	Form of Registration Rights Agreement, dated July 9, 2014, among Real Goods Solar, Inc. and the investors under the Securities Purchase Agreement, dated July 2, 2014, among Real Goods Solar, Inc. and such investors (Incorporated by reference to Exhibit 10.2 to Real Goods Solar’s Current Report on Form 8-K filed July 3, 2014 (Commission File No. 001-34044)).

10.34	Settlement and Release Agreement, dated May 12, 2014, by and among Real Goods Solar, Inc., Real Goods Syndicated, Inc., Syndicated Solar, Inc. (Delaware), Syndicated Solar, In. (California) and Justin Pentelute (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Quarterly Report on Form 10-Q filed August 19, 2014 (Commission File No. 001-34044)).

10.35	Joinder and Sixth Loan Modification Agreement, dated June 6, 2014, among Real Goods Energy Tech, Inc., Real Goods Trading Corporation, Alteris Renewables, Inc., Real Goods Syndicated, Inc., Mercury Energy, Inc., Real Goods Solar, Inc. - Mercury Solar, Elemental Energy, LLC, Sunetric Management LLC and Silicon Valley Bank (Incorporated by reference to Exhibit 10.2 to Real Goods Solar’s Quarterly Report on Form 10-Q filed August 19, 2014 (Commission File No. 001-34044)).

10.36	Intellectual Property Security Agreement, dated June 6, 2014, among Mercury Energy, Inc., Real Goods Solar, Inc. - Mercury Solar, Elemental Energy, LLC, Sunetric Management LLC and Silicon Valley Bank (Incorporated by reference to Exhibit 10.3 to Real Goods Solar’s Quarterly Report on Form 10-Q filed August 19, 2014 (Commission File No. 001-34044)).

10.37	Second Amended and Restated Unconditional Guaranty, dated June 6, 2014, between Real Goods Solar, Inc. and Silicon Valley Bank (Incorporated by reference to Exhibit 10.4 to Real Goods Solar’s Quarterly Report on Form 10-Q filed August 19, 2014 (Commission File No. 001-34044)).

Exhibit No.	Description

10.38	Second Amended and Restated Security Agreement, dated June 6, 2014, between Real Goods Solar, Inc. and Silicon Valley Bank (Incorporated by reference to Exhibit 10.5 to Real Goods Solar’s Quarterly Report on Form 10-Q filed August 19, 2014 (Commission File No. 001-34044)).

10.39*	Confidential Separation Agreement and Release, dated August 18, 2014, between Real Goods Solar, Inc. and Kamyar Mofid (Incorporated by reference to Exhibit 10.3 to Real Goods Solar’s Quarterly Report on Form 10-Q filed November 19, 2014 (Commission File No. 001-34044)).

10.40	Form of Third Amended and Restated Promissory Note issued to Riverside Fund III, L.P. on August 18, 2014 in the principal amounts of $3.0 million and $150,000, respectively (Incorporated by reference to Exhibit 10.4 to Real Goods Solar’s Quarterly Report on Form 10-Q filed November 19, 2014 (Commission File No. 001-34044)).

10.41	Waiver Agreement, dated August 19, 2014, among Real Goods Energy Tech, Inc., Real Goods Trading Corporation, Alteris Renewables, Inc., Real Goods Syndicated, Inc., Mercury Energy, Inc., Real Goods Solar, Inc. – Mercury Solar, Elemental Energy, LLC, Sunetric Management, LLC and Silicon Valley Bank (Incorporated by reference to Exhibit 10.5 to Real Goods Solar’s Quarterly Report on Form 10-Q filed November 19, 2014 (Commission File No. 001-34044)).

10.42	Seventh Loan Modification Agreement, dated November 19, 2014, among Real Goods Energy Tech, Inc., Real Goods Trading Corporation, Alteris Renewables, Inc., Real Goods Syndicated, Inc., Mercury Energy, Inc., Real Goods Solar, Inc. - Mercury Solar, Elemental Energy, LLC, Sunetric Management LLC and Silicon Valley Bank (Incorporated by reference to Exhibit 10.42 to Real Goods Solar’s Annual Report on Form 10-K filed March 31, 2015 (Commission File No. 001-34044)).

10.43	Eighth Loan Modification Agreement, dated January 30, 2015, among Real Goods Energy Tech, Inc., Real Goods Trading Corporation, Alteris Renewables, Inc., Real Goods Syndicated, Inc., Mercury Energy, Inc., Real Goods Solar, Inc.—Mercury Solar, Elemental Energy, LLC, Sunetric Management LLC and Silicon Valley Bank (Incorporated by reference to Exhibit 10.4 to Real Goods Solar’s Quarterly Report on Form 10-Q filed May 11, 2015 (Commission File No. 001-34044)).

10.44	Form of Securities Purchase Agreement, dated February 23, 2015, among Real Goods Solar, Inc. and the investors thereunder (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed February 24, 2015 (Commission File No. 001-34044)).

10.45	Form of Lock-Up Agreement, dated February 23, 2015, entered into among Real Goods Solar, Inc. and the investors under the Securities Purchase Agreement, dated February 23, 2015, among Real Goods Solar, Inc. and such investors (Incorporated by reference to Exhibit 10.2 to Real Goods Solar’s Current Report on Form 8-K filed February 24, 2015 (Commission File No. 001-34044)).

10.46	Form of Voting Agreement, dated February 23, 2015, entered into among Real Goods Solar, Inc. and the investors under the Securities Purchase Agreement, dated February 23, 2015, among Real Goods Solar, Inc. and such investors (Incorporated by reference to Exhibit 10.3 to Real Goods Solar’s Current Report on Form 8-K filed February 24, 2015 (Commission File No. 001-34044)).

10.47	Ninth Loan Modification Agreement, dated March 16, 2015, among Real Goods Energy Tech, Inc., Real Goods Trading Corporation, Alteris Renewables, Inc., Real Goods Syndicated, Inc., Mercury Energy, Inc., Real Goods Solar, Inc.—Mercury Solar, Elemental Energy, LLC and Sunetric Management LLC and Silicon Valley Bank (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed March 18, 2015 (Commission File No. 001-34044)).

10.48	Fourth Amended and Restated Promissory Note for $3,000,000, dated March 16, 2015, between Real Goods Solar, Inc. and Riverside Fund III, L.P. Bank (Incorporated by reference to Exhibit 10.2 to Real Goods Solar’s Current Report on Form 8-K filed March 18, 2015 (Commission File No. 001-34044)).

10.49	Fourth Amended and Restated Promissory Note for $150,000, dated March 16, 2015, between Real Goods Solar, Inc. and Riverside Fund III, L.P. (Incorporated by reference to Exhibit 10.3 to Real Goods Solar’s Current Report on Form 8-K filed March 18, 2015 (Commission File No. 001-34044)).

10.50	Security Agreement, dated March 16, 2015, among Real Goods Solar, Inc., Real Goods Energy Tech, Inc., Alteris Renewables, Inc., Mercury Energy, Inc., Real Goods Solar, Inc.—Mercury Solar, Elemental Energy, LLC, Sunetric Management LLC and Riverside Fund III, L.P. (Incorporated by reference to Exhibit 10.4 to Real Goods Solar’s Current Report on Form 8-K filed March 18, 2015 (Commission File No. 001-34044)).

10.51*	Employment Agreement, dated June 1, 2015, between Real Goods Solar, Inc. and Dennis Lacey (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed June 3, 2015 (Commission File No. 001-34044)).

Exhibit No.	Description

10.52*	Form of Employee Stock Option Agreement (Incorporated by reference to Exhibit 10.2 to Real Goods Solar’s Current Report on Form 8-K filed June 3, 2015 (Commission File No. 001-34044)).

10.53	Form of Conversion Agreement, dated June 24, 2015, between Real Goods Solar, Inc. and Riverside Fund III, L.P. (Incorporated by reference to Exhibit 10.2 to Real Goods Solar’s Quarterly Report on Form 10-Q filed August 10, 2015 (Commission File No. 001-34044)).

10.54	Form of Exchange Agreement, dated June 25, 2015, between Real Goods Solar, Inc. and certain holders of Series A Warrants and Series C Warrants (Incorporated by reference to Exhibit 10.3 to Real Goods Solar’s Quarterly Report on Form 10-Q filed August 10, 2015 (Commission File No. 001-34044)).

10.55	Form of Securities Purchase Agreement, dated June 26, 2015, among Real Goods Solar, Inc. and the investors party thereto (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed June 26, 2015 (Commission File No. 001-34044)).

10.56	Tenth Loan Modification Agreement, dated November 6, 2015, among Real Goods Energy Tech, Inc., Real Goods Trading Corporation, Alteris Renewables, Inc., Real Goods Syndicated, Inc., Mercury Energy, Inc., Real Goods Solar, Inc.—Mercury Solar, Elemental Energy, LLC and Sunetric Management LLC and Silicon Valley Bank (filed herewith).

10.57	Letter of Intent, dated December 17, 2015, between Real Goods Solar, Inc. and Solar Solutions and Distribution, LLC (filed herewith)

16.1	Letter of EKS&H LLLP dated April 15, 2015 (Incorporated by reference to Exhibit 16.1 to Real Goods Solar’s Current Report on Form 8-K filed April 15, 2015 (Commission File No. 001-34044)).

21.1	Subsidiaries of the Registrant (filed herewith)

23.1	Consent of Hein & Associates LLP (filed herewith)

23.2	Consent of EKS&H (filed herewith)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Indicates management contract or compensatory plan or arrangement.
+	This exhibit excludes schedules and exhibits pursuant to Item 601(b)(2) of Regulation S-K, which the registrant agrees to furnish supplementally to the Securities and Exchange Commission upon request by the Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

Real Goods Solar, Inc.

/s/ Dennis Lacey
By: Dennis Lacey
Chief Executive Officer (Principal Executive Officer)

April 1, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David L. Belluck	Chairman of the Board	April 1, 2016
David L. Belluck

/s/ Dennis Lacey	Chief Executive Officer and Director	April 1, 2016
Dennis Lacey	(Principal Executive Officer)

/s/ Pavel Bouska	Director	April 1, 2016
Pavel Bouska

/s/ Ian Bowles	Director	April 1, 2016
Ian Bowles

/s/ Alan Fine	General Manager Operations, Treasurer and	April 1, 2016
Alan Fine	Principal Financial Officer

/s/ Thomas Mannik	Controller	April 1, 2016
Thomas Mannik	(Principal Accounting Officer)

/s/ Steven B. Kaufman	Director	April 1, 2016
Steven B. Kaufman

/s/ John Schaeffer	Director	April 1, 2016
John Schaeffer

/s/ Robert L. Scott	Director	April 1, 2016
Robert L. Scott

Exhibit No.	Description

1.1	Placement Agency Agreement, dated February 23, 2015, between Real Goods Solar, Inc. and WestPark Capital, Inc. (Incorporated by reference to Exhibit 1.1 to Real Goods Solar’s Current Report on Form 8-K filed February 24, 2015 (Commission File No. 001-34044)).

1.2	Placement Agency Agreement, dated June 25, 2015, between Real Goods Solar, Inc. and WestPark Capital, Inc. (Incorporated by reference to Exhibit 1.1 to Real Goods Solar’s Current Report on Form 8-K filed June 26, 2015 (Commission File No. 001-34044)).

2.1+	Agreement and Plan of Merger, dated August 8, 2013, among Real Goods Solar, Inc., Real Goods Mercury, Inc. and Mercury Energy, Inc. (Incorporated by reference to Exhibit 2.1 to Real Goods Solar’s Current Report on Form 8-K filed August 9, 2013 (Commission File No. 001-34044)).

2.2+	Asset Purchase Agreement, dated August 9, 2013, among Real Goods Solar, Inc., Real Goods Syndicated, Inc. and Syndicated Solar, Inc. (Incorporated by reference to Exhibit 2.1 to Real Goods Solar’s Current Report on Form 8-K filed August 12, 2013 (Commission File No. 001-34044)).

2.3+	Membership Interest Purchase Agreement, dated March 26, 2014, among Real Goods Solar, Inc., Elemental Energy LLC, Sean Mullen, Beth-Ann Mullen, and Alexander Tiller (Incorporated by reference to Exhibit 2.2 to Real Goods Solar’s Quarterly Report on Form 10-Q filed May 15, 2014 (Commission File No. 001-34044)).

2.4+	First Amendment to Membership Purchase Agreement, dated May 14, 2014, by and among Real Goods Solar, Inc., Elemental Energy LLC, Sean Mullen, Beth-Ann Mullen, and Alexander Tiller (Incorporated by reference to Exhibit 2.2 to Real Goods Solar’s Current Report on Form 8-K filed May 16, 2014 (Commission File No. 001-34044)).

2.5+	Purchase and Sale Agreement, dated December 3, 2014, among Real Goods Solar, Inc., Real Goods Energy Tech, Inc., Real Goods Trading Corporation, John Schaeffer and Nancy Hensley, as Trustees of the John Schaeffer and Nancy Hensley Living Trust and RGTC, Inc. (Incorporated by reference to Exhibit 2.5 to Real Goods Solar’s Annual Report on Form 10-K filed March 31, 2015 (Commission File No. 001-34044)).

3.1	Articles of Incorporation of Real Goods Solar, Inc. (Incorporated by reference to Exhibit 3.1 to Real Goods Solar’s Amendment No. 1 to Registration Statement on Form S-1 filed March 28, 2008 (Commission File No. 333-149092)).

3.2	Bylaws of Real Goods Solar, Inc. (Incorporated by reference to Exhibit 3.2 to Real Goods Solar’s Amendment No. 1 to Registration Statement on Form S-1 filed March 28, 2008 (Commission File No. 333-149092)).

4.1	Form of Real Goods Solar Class A Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to Real Goods Solar’s Amendment No. 5 to Registration Statement on Form S-1 filed May 2, 2008 (Commission File No. 333-149092)).

4.2	Warrant issued to Silicon Valley Bank on March 26, 2013 pursuant to the Second Loan Modification Agreement (Incorporated by reference to Exhibit 10.21 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013 (Commission File No. 001-34044)).

4.3	Warrant issued to Silicon Valley Bank on March 27, 2013 pursuant to the Third Loan Modification Agreement (Incorporated by reference to Exhibit 10.22 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013 (Commission File No. 001-34044)).

4.4	Form of Warrant, dated June 3, 2013, issued to the investors under the Securities Purchase Agreement, dated May 24, 2013, among Real Goods Solar, Inc. and the investors identified therein (Incorporated by reference to Exhibit 4.1 to Real Goods Solar’s Current Report on Form 8-K filed June 3, 2013 (Commission File No. 001-34044)).

4.5	Form of Warrant, dated November 20, 2013 (Incorporated by reference to Exhibit 4.1 to Real Goods Solar’s Current Report on Form 8-K filed November 21, 2013 (Commission File No. 001-34044)).

4.6	Form of Warrant, dated July 2, 2014, issued to the investors under the Securities Purchase Agreement, dated July 2, 2014, among Real Goods Solar, Inc. and the investors identified therein (Incorporated by reference to Exhibit 4.1 to Real Goods Solar’s Current Report on Form 8-K filed July 3, 2014 (Commission File No. 001-34044)).

4.7	Warrant issued to Silicon Valley Bank on June 6, 2014 pursuant to the Joinder and Sixth Loan Modification Agreement (Incorporated by reference to Exhibit 4.1 to Real Goods Solar’s Quarterly Report on Form 10-Q filed August 19, 2014 (Commission File No. 001-34044)).

Exhibit No.	Description

4.8	Warrant issued to Silicon Valley Bank on November 19, 2014 pursuant to the Seventh Loan Modification and Waiver Agreement (Incorporated by reference to Exhibit 4.8 to Real Goods Solar’s Annual Report on Form 10-K filed March 31, 2015 (Commission File No. 001-34044)).

4.9	Combined Form of Warrant issued to investors on February 26 and 27, 2015 (Incorporated by reference to Exhibit 4.1 to Real Goods Solar’s Current Report on Form 8-K filed February 24, 2015 (Commission File No. 001-34044)).

4.10	Form of Warrant to Purchase Common Stock issued to a placement agent on February 27, 2015 (Incorporated by reference to Exhibit 4.2 to Real Goods Solar’s Quarterly Report on Form 10-Q filed May 11, 2015 (Commission File No. 001-34044)).

4.11	Waiver and Amendment Agreement, dated March 31, 2015, among Real Goods Solar, Inc. and the investor party thereto (Incorporated by reference to Exhibit 4.3 to Real Goods Solar’s Quarterly Report on Form 10-Q filed May 11, 2015 (Commission File No. 001-34044)).

4.12	Form of Series F Warrant issued to investors on June 30 and July 1, 2015 (Incorporated by reference to Exhibit 4.1 to Real Goods Solar’s Current Report on Form 8-K filed June 26, 2015 (Commission File No. 001-34044)).

4.13	Form of Warrant to Purchase Common Stock issued to a placement agent on June 30, 2015 (Incorporated by reference to Exhibit 4.3 to Real Goods Solar’s Quarterly Report on Form 10-Q filed August 10, 2015 (Commission File No. 001-34044)).

10.1*	Form of Real Goods Solar, Inc. Employee Stock Option Agreement (Incorporated by reference to Exhibit 10.2 to Real Goods Solar’s Amendment No. 1 to Registration Statement on Form S-1 filed March 28, 2008 (Commission File No. 333-149092)).

10.2*	Amended and Restated Real Goods Solar, Inc. 2008 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed November 11, 2015 (Commission File No. 001-34044)).

10.3	Tax Sharing and Indemnification Agreement between Real Goods Solar, Inc. and Gaiam, Inc. (Incorporated by reference to Exhibit 10.7 to Real Goods Solar’s Amendment No. 3 to Registration Statement on Form S-1 filed April 17, 2008 (Commission File No. 333-149092)).

10.4	Loan and Security Agreement, dated as of December 19, 2011, among Real Goods Energy Tech, Inc., Real Goods Trading Corporation, Earth Friendly Energy Group Holdings, LLC, Alteris Renewables, Inc., Earth Friendly Energy Group, LLC, Solar Works, LLC, Alteris RPS, LLC, Alteris ISI, LLC, and Silicon Valley Bank (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed December 21, 2011 (Commission File No. 001-34044)).

10.5	Amended and Restated Registration Rights Agreement, dated as of December 19, 2011, between Real Goods Solar, Inc. and Riverside Renewable Energy Investments, LLC (Incorporated by reference to Exhibit 10.3 to Real Goods Solar’s Current Report on Form 8-K filed December 21, 2011 (Commission File No. 001-34044)).

10.6	Shareholders Agreement, dated as of December 19, 2011, between Real Goods Solar, Inc. and Riverside Renewable Energy Investments, LLC (Incorporated by reference to Exhibit 10.4 to Real Goods Solar’s Current Report on Form 8-K filed December 21, 2011 (Commission File No. 001-34044)).

10.7	Security Agreement, dated as of December 19, 2011, between Real Goods Solar, Inc. and Silicon Valley Bank (Incorporated by reference to Exhibit 10.2 to Real Goods Solar’s Current Report on Form 8-K filed December 21, 2011 (Commission File No. 001-34044)).

10.8	First Amendment to Tax Sharing Agreement, dated as of December 19, 2011, between Real Goods Solar, Inc. and Gaiam, Inc. (Incorporated by reference to Exhibit 10.17 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013 (Commission File No. 001-34044)).

10.9	Form of Promissory Note issued to Gaiam, Inc. on December 30, 2011 and to Riverside Renewable Energy Investments, LLC on May 4, 2012 and June 20, 2012 (Incorporated by reference to the fourth attachment to the Shareholders Agreement filed as Exhibit 10.6 to this Form 10-K).

10.10*	Confidential Separation Agreement and Release of Claims, dated as of March 31, 2012, by and between Real Goods Solar, Inc. and Erik Zech (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Quarterly Report on Form 10-Q filed May 14, 2012 (Commission File No. 001-34044)).

10.11*	Consulting Agreement, dated as of March 31, 2012, by and between Real Goods Solar, Inc. and Erik Zech (Incorporated by reference to Exhibit 10.2 to Real Goods Solar’s Quarterly Report on Form 10-Q filed May 14, 2012 (Commission File No. 001-34044)).

Exhibit No.	Description

10.12	First Loan Modification Agreement, dated as of August 28, 2012, among Real Goods Energy Tech, Inc., Real Goods Trading Corporation, Earth Friendly Energy Group Holdings, LLC, Alteris Renewables, Inc., Earth Friendly Energy Group, LLC, Solar Works, LLC, Alteris RPS, LLC, Alteris ISI, LLC and Silicon Valley Bank (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed August 29, 2012 (Commission File No. 001-34044)).

10.13	Loan Commitment, dated as of November 13, 2012, among Real Goods Solar, Inc., Riverside Renewable Energy Investments, LLC and Gaiam, Inc. (Incorporated by reference to Exhibit 10.13 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013 (Commission File No. 001-34044)).

10.14	Second Loan Modification and Reinstatement Agreement, dated as of November 13, 2012, among Silicon Valley Bank, Real Goods Energy Tech, Inc., Real Goods Trading Corporation, Earth Friendly Energy Group Holdings, LLC, Alteris Renewables, Inc., Earth Friendly Energy Group, LLC, Solar Works, LLC, Alteris RPS, LLC, and Alteris ISI, LLC (Incorporated by reference to Exhibit 10.14 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013 (Commission File No. 001-34044)).

10.15	Form of Promissory Note issued to Gaiam, Inc. on December 11, 2012 and to Riverside Renewable Energy Investment LLC on December 13, 2013 pursuant to the Loan Commitment, dated as of November 13, 2012 (Incorporated by reference to Exhibit 10.15 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013 (Commission File No. 001-34044)).

10.16*	Restated Employment Letter, dated as of December 21, 2012, between Kamyar Mofid and Real Goods Solar, Inc. (Incorporated by reference to Exhibit 10.16 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013 (Commission File No. 001-34044)).

10.17	Form of Amended and Restated Promissory Note in the principal amount of $1.7 million issued to Gaiam, Inc. on March 27, 2013 (Incorporated by reference to Exhibit 10.18 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013 (Commission File No. 001-34044)).

10.18	Form of Amended and Restated Promissory Note issued to Riverside Fund III L.P. on March 27, 2013 in the principal amounts of $3 million and $150 thousand, respectively (Incorporated by reference to Exhibit 10.19 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013 (Commission File No. 001-34044)).

10.19	Third Loan Modification Agreement, dated as of March 27, 2013, among Silicon Valley Bank, Real Goods Energy Tech, Inc., Real Goods Trading Corporation, and Alteris Renewables, Inc. (Incorporated by reference to Exhibit 10.20 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013 (Commission File No. 001-34044)).

10.20	Form of Amended and Restated Promissory Note issued to Gaiam, Inc. and Riverside Renewable Energy Investment LLC on March 27, 2013 pursuant to the Loan Commitment, dated as of November 13, 2012 (Incorporated by reference to Exhibit 10.23 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013 (Commission File No. 001-34044)).

10.21*	Employment Letter, dated as of January 30, 2013, between Anthony DiPaolo and Real Goods Solar, Inc. (Incorporated by reference to Exhibit 10.7 to Real Goods Solar’s Quarterly Report on Form 10-Q filed May 15, 2013 (Commission File No. 001-34044)).

10.22*	Employment Letter, dated May 10, 2013, between John Schaeffer and Real Goods Solar, Inc. (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Quarterly Report on Form 10-Q filed August 13, 2013 (Commission File No. 001-34044)).

10.23	Securities Purchase Agreement, dated May 24, 2013, among Real Goods Solar, Inc. and the investors thereunder (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed May 24, 2013 (Commission File No. 001-34044)).

10.24	Form of Second Amended and Restated Promissory Note issued to Riverside Fund III, L.P. on May 21, 2013 in the principal amounts of $3.0 million and $150,000, respectively (Incorporated by reference to Exhibit 10.3 to Real Goods Solar’s Current Report on Form 8-K filed May 24, 2013 (Commission File No. 001-34044)).

10.25	Registration Rights Agreement, dated June 3, 2013, among Real Goods Solar, Inc. and the investors under the Securities Purchase Agreement, dated May 24, 2013, among Real Goods Solar, Inc. and such investors (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed June 3, 2013 (Commission File No. 001-34044)).

10.26	Pre-Voting Agreement, dated August 8, 2013, among Mercury Energy, Inc., Real Goods Solar, Inc., Timothy Greener, Peter Kaufmann and Richard D. White (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed August 9, 2013 (Commission File No. 001-34044)).

Exhibit No.	Description

10.27	Joinder and Fourth Loan Modification Agreement, dated September 26, 2013, among Real Goods Energy Tech, Inc., Real Goods Trading Corporation, Alteris Renewables, Inc., Real Goods Syndicated, Inc. and Silicon Valley Bank (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed September 27, 2013 (Commission File No. 001-34044)).

10.28	Intellectual Property Security Agreement, dated September 26, 2013, among Real Goods Energy Tech, Inc., Real Goods Trading Corporation, Alteris Renewables, Inc., Real Goods Syndicated, Inc., Real Goods Solar, Inc. and Silicon Valley Bank (Incorporated by reference to Exhibit 10.2 to Real Goods Solar’s Current Report on Form 8-K filed September 27, 2013 (Commission File No. 001-34044)).

10.29	Fifth Loan Modification Agreement, dated as of November 5, 2013, among Real Goods Energy Tech, Inc., Real Goods Trading Corporation, Alteris Renewables, Inc., Real Goods Syndicated, Inc., and Silicon Valley Bank (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed November 5, 2013 (Commission File No. 001-34044)).

10.30	Agreement, dated November 5, 2013, among Gaiam, Inc., Riverside Renewable Energy Investments, LLC and Real Goods Solar, Inc. (Incorporated by reference to Exhibit 10.2 to Real Goods Solar’s Current Report on Form 8-K filed November 5, 2013 (Commission File No. 001-34044)).

10.31	Waiver Agreement, dated March 25, 2014, among Real Goods Energy Tech, Inc., Real Goods Trading Corporation, Alteris Renewables, Inc., Real Goods Syndicated, Inc. and Silicon Valley Bank (Incorporated by reference to Exhibit 10.2 to Real Goods Solar’s Quarterly Report on Form 10-Q filed May 15, 2014 (Commission File No. 001-34044)).

10.32	Securities Purchase Agreement, dated July 2, 2014, among Real Goods Solar, Inc. and the investors thereunder (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed July 3, 2014 (Commission File No. 001-34044)).

10.33	Form of Registration Rights Agreement, dated July 9, 2014, among Real Goods Solar, Inc. and the investors under the Securities Purchase Agreement, dated July 2, 2014, among Real Goods Solar, Inc. and such investors (Incorporated by reference to Exhibit 10.2 to Real Goods Solar’s Current Report on Form 8-K filed July 3, 2014 (Commission File No. 001-34044)).

10.34	Settlement and Release Agreement, dated May 12, 2014, by and among Real Goods Solar, Inc., Real Goods Syndicated, Inc., Syndicated Solar, Inc. (Delaware), Syndicated Solar, In. (California) and Justin Pentelute (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Quarterly Report on Form 10-Q filed August 19, 2014 (Commission File No. 001-34044)).

10.35	Joinder and Sixth Loan Modification Agreement, dated June 6, 2014, among Real Goods Energy Tech, Inc., Real Goods Trading Corporation, Alteris Renewables, Inc., Real Goods Syndicated, Inc., Mercury Energy, Inc., Real Goods Solar, Inc. - Mercury Solar, Elemental Energy, LLC, Sunetric Management LLC and Silicon Valley Bank (Incorporated by reference to Exhibit 10.2 to Real Goods Solar’s Quarterly Report on Form 10-Q filed August 19, 2014 (Commission File No. 001-34044)).

10.36	Intellectual Property Security Agreement, dated June 6, 2014, among Mercury Energy, Inc., Real Goods Solar, Inc. - Mercury Solar, Elemental Energy, LLC, Sunetric Management LLC and Silicon Valley Bank (Incorporated by reference to Exhibit 10.3 to Real Goods Solar’s Quarterly Report on Form 10-Q filed August 19, 2014 (Commission File No. 001-34044)).

10.37	Second Amended and Restated Unconditional Guaranty, dated June 6, 2014, between Real Goods Solar, Inc. and Silicon Valley Bank (Incorporated by reference to Exhibit 10.4 to Real Goods Solar’s Quarterly Report on Form 10-Q filed August 19, 2014 (Commission File No. 001-34044)).

10.38	Second Amended and Restated Security Agreement, dated June 6, 2014, between Real Goods Solar, Inc. and Silicon Valley Bank (Incorporated by reference to Exhibit 10.5 to Real Goods Solar’s Quarterly Report on Form 10-Q filed August 19, 2014 (Commission File No. 001-34044)).

10.39*	Confidential Separation Agreement and Release, dated August 18, 2014, between Real Goods Solar, Inc. and Kamyar Mofid (Incorporated by reference to Exhibit 10.3 to Real Goods Solar’s Quarterly Report on Form 10-Q filed November 19, 2014 (Commission File No. 001-34044)).

10.40	Form of Third Amended and Restated Promissory Note issued to Riverside Fund III, L.P. on August 18, 2014 in the principal amounts of $3.0 million and $150,000, respectively (Incorporated by reference to Exhibit 10.4 to Real Goods Solar’s Quarterly Report on Form 10-Q filed November 19, 2014 (Commission File No. 001-34044)).

Exhibit No.	Description

10.41	Waiver Agreement, dated August 19, 2014, among Real Goods Energy Tech, Inc., Real Goods Trading Corporation, Alteris Renewables, Inc., Real Goods Syndicated, Inc., Mercury Energy, Inc., Real Goods Solar, Inc. – Mercury Solar, Elemental Energy, LLC, Sunetric Management, LLC and Silicon Valley Bank (Incorporated by reference to Exhibit 10.5 to Real Goods Solar’s Quarterly Report on Form 10-Q filed November 19, 2014 (Commission File No. 001-34044)).

10.42	Seventh Loan Modification Agreement, dated November 19, 2014, among Real Goods Energy Tech, Inc., Real Goods Trading Corporation, Alteris Renewables, Inc., Real Goods Syndicated, Inc., Mercury Energy, Inc., Real Goods Solar, Inc. - Mercury Solar, Elemental Energy, LLC, Sunetric Management LLC and Silicon Valley Bank (Incorporated by reference to Exhibit 10.42 to Real Goods Solar’s Annual Report on Form 10-K filed March 31, 2015 (Commission File No. 001-34044)).

10.43	Eighth Loan Modification Agreement, dated January 30, 2015, among Real Goods Energy Tech, Inc., Real Goods Trading Corporation, Alteris Renewables, Inc., Real Goods Syndicated, Inc., Mercury Energy, Inc., Real Goods Solar, Inc.—Mercury Solar, Elemental Energy, LLC, Sunetric Management LLC and Silicon Valley Bank (Incorporated by reference to Exhibit 10.4 to Real Goods Solar’s Quarterly Report on Form 10-Q filed May 11, 2015 (Commission File No. 001-34044)).

10.44	Form of Securities Purchase Agreement, dated February 23, 2015, among Real Goods Solar, Inc. and the investors thereunder (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed February 24, 2015 (Commission File No. 001-34044)).

10.45	Form of Lock-Up Agreement, dated February 23, 2015, entered into among Real Goods Solar, Inc. and the investors under the Securities Purchase Agreement, dated February 23, 2015, among Real Goods Solar, Inc. and such investors (Incorporated by reference to Exhibit 10.2 to Real Goods Solar’s Current Report on Form 8-K filed February 24, 2015 (Commission File No. 001-34044)).

10.46	Form of Voting Agreement, dated February 23, 2015, entered into among Real Goods Solar, Inc. and the investors under the Securities Purchase Agreement, dated February 23, 2015, among Real Goods Solar, Inc. and such investors (Incorporated by reference to Exhibit 10.3 to Real Goods Solar’s Current Report on Form 8-K filed February 24, 2015 (Commission File No. 001-34044)).

10.47	Ninth Loan Modification Agreement, dated March 16, 2015, among Real Goods Energy Tech, Inc., Real Goods Trading Corporation, Alteris Renewables, Inc., Real Goods Syndicated, Inc., Mercury Energy, Inc., Real Goods Solar, Inc.—Mercury Solar, Elemental Energy, LLC and Sunetric Management LLC and Silicon Valley Bank (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed March 18, 2015 (Commission File No. 001-34044)).

10.48	Fourth Amended and Restated Promissory Note for $3,000,000, dated March 16, 2015, between Real Goods Solar, Inc. and Riverside Fund III, L.P. Bank (Incorporated by reference to Exhibit 10.2 to Real Goods Solar’s Current Report on Form 8-K filed March 18, 2015 (Commission File No. 001-34044)).

10.49	Fourth Amended and Restated Promissory Note for $150,000, dated March 16, 2015, between Real Goods Solar, Inc. and Riverside Fund III, L.P. (Incorporated by reference to Exhibit 10.3 to Real Goods Solar’s Current Report on Form 8-K filed March 18, 2015 (Commission File No. 001-34044)).

10.50	Security Agreement, dated March 16, 2015, among Real Goods Solar, Inc., Real Goods Energy Tech, Inc., Alteris Renewables, Inc., Mercury Energy, Inc., Real Goods Solar, Inc.—Mercury Solar, Elemental Energy, LLC, Sunetric Management LLC and Riverside Fund III, L.P. (Incorporated by reference to Exhibit 10.4 to Real Goods Solar’s Current Report on Form 8-K filed March 18, 2015 (Commission File No. 001-34044)).

10.51*	Employment Agreement, dated June 1, 2015, between Real Goods Solar, Inc. and Dennis Lacey (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed June 3, 2015 (Commission File No. 001-34044)).

10.52*	Form of Employee Stock Option Agreement (Incorporated by reference to Exhibit 10.2 to Real Goods Solar’s Current Report on Form 8-K filed June 3, 2015 (Commission File No. 001-34044)).

10.53	Form of Conversion Agreement, dated June 24, 2015, between Real Goods Solar, Inc. and Riverside Fund III, L.P. (Incorporated by reference to Exhibit 10.2 to Real Goods Solar’s Quarterly Report on Form 10-Q filed August 10, 2015 (Commission File No. 001-34044)).

10.54	Form of Exchange Agreement, dated June 25, 2015, between Real Goods Solar, Inc. and certain holders of Series A Warrants and Series C Warrants (Incorporated by reference to Exhibit 10.3 to Real Goods Solar’s Quarterly Report on Form 10-Q filed August 10, 2015 (Commission File No. 001-34044)).

Exhibit No.	Description

10.55	Form of Securities Purchase Agreement, dated June 25, 2015, among Real Goods Solar, Inc. and the investors party thereto (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed June 26, 2015 (Commission File No. 001-34044)).

10.56	Tenth Loan Modification Agreement, dated November 6, 2015, among Real Goods Energy Tech, Inc., Real Goods Trading Corporation, Alteris Renewables, Inc., Real Goods Syndicated, Inc., Mercury Energy, Inc., Real Goods Solar, Inc.—Mercury Solar, Elemental Energy, LLC and Sunetric Management LLC and Silicon Valley Bank (filed herewith).

10.57	Letter of Intent, dated December 17, 2015, between Real Goods Solar, Inc. and Solar Solutions and Distribution, LLC (filed herewith)

16.1	Letter of EKS&H LLLP dated April 15, 2015 (Incorporated by reference to Exhibit 16.1 to Real Goods Solar’s Current Report on Form 8-K filed April 15, 2015 (Commission File No. 001-34044)).

21.1	Subsidiaries of the Registrant (filed herewith)

23.1	Consent of Hein & Associates (filed herewith)

23.2	Consent of EKS&H (filed herewith)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase