Form 10-K/A
period 2015-12-31
Real Goods Solar, Inc.
filed 2016-04-25
CIK 1425565

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

None.

REAL GOODS SOLAR, INC.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2015

EXPLANATORY NOTE

Real Goods Solar, Inc. (“Real Goods Solar”, “we”, “us”, or the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which was originally filed on April 1, 2016 (the “Original Filing”), solely to (a) delete the reference to Part III in the Documents Incorporated by Reference section on the cover page, (b) furnish the information required under Part III, Item 10 through Item 14, and (c) update Item 15 to reflect the exhibits filed with this Amendment.

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

FORWARD-LOOKING STATEMENTS

This Amendment contains forward-looking statements that involve risks and uncertainties. We wish to caution you that such risks and uncertainties could cause our actual results to be materially different from those indicated by forward looking statements that we make from time to time in filings with the U.S. Securities and Exchange Commission, news releases, reports, proxy statements, registration statements and other written communications as well as oral forward looking statements made from time to time by our representatives. These risks and uncertainties include those risks described in Item 1A and Item 7 of the Original Filing, as well as those forward looking statements contained in this Amendment. Historical results are not necessarily an indication of the future results. Cautionary statements, including those in the Original Filing and this Amendment discuss important factors that could cause our business, financial condition, operating results and cash flows to be materially adversely affected. You should read the discussion and analysis contained in this Amendment in conjunction with the risk factors, consolidated financial statements and related notes included with the Original Filing.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

DIRECTORS

The following table sets forth the names and ages of our current directors:

Name	Age	Position
David L. Belluck	54	Director and Chairman
Dennis Lacey	62	Director and Chief Executive Officer
Pavel Bouska	61	Director
Ian Bowles	50	Director
John Schaeffer	66	Director
Robert L. Scott	69	Director

Each director serves for a one-year term. Pursuant to the terms of the Shareholders Agreement entered into as of December 19, 2011, Riverside Renewable Energy Investments, LLC (“Riverside”), an indirect subsidiary of the private equity firm Riverside Partners, LLC, has the right to designate a certain number of individuals for appointment or nomination to our board of directors, tied to its ownership of our Class A common stock, and Riverside has agreed to vote their securities in favor of the election to our board of directors of these designated individuals. Currently, Mr. Belluck serves on our board of directors as Riverside’s designee. Biographical information for each director, including the years in which they began serving as directors and their positions with the Company, are set forth below.

DAVID L. BELLUCK—age 54—Chairman of the Company’s Board of Directors.

Mr. Belluck has served as a director since June 2011. Since 1998, Mr. Belluck has been a General Partner of Riverside Partners, LLC, a Boston-based, private equity investment firm where he has worked for the past 25 years. Mr. Belluck controls Riverside Partners III, LLC, which is the general partner of Riverside Partners III, LP, which is the general partner of Riverside Fund III, LP. Riverside is a wholly-owned subsidiary of Riverside Fund III, LP. and holds approximately 13.4% of the outstanding shares of our Class A common stock as of April 19, 2016. Mr. Belluck also serves on the boards of directors of Loftware, R&D Altanova, Tegra Medical, Eliassen Group, Bioagilytix, Enovate, Allied Dental and Dominion, and Healthdrive. Previously he served on the board of directors of Rudolph Technologies (NYSE: RTEC). Mr. Belluck is a Vice-Chair of The Alliance for Business Leadership. Mr. Belluck graduated from Harvard Business School with distinction and from Harvard College, magna cum laude.

Our board of directors believes that Mr. Belluck brings to the board of directors significant strategic focus, business development and financial experience from his past business experience with Riverside Partners, LLC.

DENNIS LACEY—age 62—Director and Chief Executive Officer.

Mr. Lacey joined the Company in February 2014 as Senior Vice President Finance and became the President of the Company’s Residential Solar Division in April 2014 and the Company’s Chief Executive Officer in August 2014. He brings to his role as Chief Executive Officer more than 25 years of executive financial management experience. Before joining the Company, Mr. Lacey served as the Chief Financial Officer of Community Enhancement Group REIT, Inc., formed to invest in multi-family properties and acquire REIT status, between May 2012 and February 2014. Between January 2010 and March 2012, Mr. Lacey served as Chief Financial Officer and Vice President of Stream Global Services, a publicly-traded company providing business process outsourcing services. Between September 2006 and December 2009, he was the head of capital markets for Republic Financial Corporation, a private investment firm engaged in aircraft leasing and alternative asset management. Before that, Mr. Lacey held a number of senior executive positions at Imperial Bancorp, a $6 billion publicly-traded commercial bank best known for its high-tech lending practice before it was acquired by Comerica. At Imperial Bancorp, he served as Executive Vice President and Chief Financial Officer, President of the SBA Division, and President of the Equipment Leasing Division. Mr. Lacey also served as President and Chief Executive Officer of Capital Associates, a publicly traded equipment leasing company. He previously served as Chief Financial Officer of two multi-billion dollar publicly-traded companies: TeleTech Holdings, Inc., one of the largest customer experience management companies in the United States, and CKE Restaurants, Inc., an owner, operator and franchisor of popular brands in the quick-service restaurant industry. Earlier in his career, Mr. Lacey was an audit partner at Coopers & Lybrand, an accounting firm.

Our board of directors believes that Mr. Lacey brings to the board of directors significant senior leadership management, operational and financial experience.

PAVEL BOUSKA—age 61—Director.

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

IAN BOWLES —age 50 —Director.

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

JOHN SCHAEFFER—age 66—Director.

Mr. Schaeffer has served as a director since 2008. In 1978, Mr. Schaeffer founded Real Goods Trading Corporation, which he took public through a direct public offering in 1991. Between 1986 and 2008, Mr. Schaeffer served as either President or Chief Executive Officer of Real Goods Trading Corporation, which was acquired by Gaiam and eventually spun off to become Real Goods Solar through an initial public offering. He served as our Chief Executive Officer from January to November 2008, our President or Residential President thereafter through 2012 and our General Manager, Retail and Distribution from January 2013 to July 2014. Mr. Schaeffer has been continually involved with Real Goods Solar selling and marketing solar and renewable energy products for more than 37 years. In 1995, Mr. Schaeffer helped create the Solar Living Center in Hopland, California, a state-of-the-art renewable energy and sustainability demonstration center. Mr. Schaeffer has been honored with numerous awards for his environmental business practices, community involvement and his entrepreneurial successes.

As the founder of Real Goods Trading Corporation and based on his extensive experience in the solar and renewable energy industries, our board of directors believes that Mr. Schaeffer brings to the board of directors significant senior leadership, management, operational, brand marketing and industry experience.

ROBERT L. SCOTT—age 69—Director.

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

EXECUTIVE OFFICERS

The following table sets forth the names and ages of our current executive officers:

Name	Age	Position
Dennis Lacey	62	Chief Executive Officer and Director
Alan Fine	62	Principal Financial Officer, General Manager Operations and Treasurer
Paul Anderson	56	Chief Administrative Officer, General Counsel and Secretary
Thomas Mannik	53	Principal Accounting Officer and Controller

Our executive officers are appointed annually by our board of directors. Biographical information about Mr. Lacey is included herein under the heading “DIRECTORS.”

ALAN FINE—age 62—Mr. Fine joined the Company in July 2014 as the Director of Commercial Accounting and Finance before he was named Treasurer and Principal Accounting Officer in October 2014. He held this position until February 2016 when he was named as the Principal Financial Officer and General Manager Operations. Before joining the Company, between August 2011 and June 2014, he served as the Chief Financial Officer and Principal Accounting Officer of Roomlinx, Inc., a public company engaged in in-room guest entertainment systems servicing the hospitality industry. From May 2008 to June 2011, Mr. Fine served as the Chief Financial Officer and Director of Operations for Pearlstine Distributors, a privately held distributor of Anheuser Busch, Samuel Adams, Heineken, New Belgium and other craft beers to the Charleston, South Carolina market. From November 1997 to May 2000, he served as the Vice President of Finance at Colorado Greenhouse, an international producer of hydroponic tomatoes. Before that, Mr. Fine served as the Chief Financial Officer of Gold Coast Beverage Distributors, a beer and water wholesaler serving Southern Florida, from May 1994 to July 1997. Mr. Fine has a Bachelor of Science degree in accounting from Loyola College of Maryland, a Bachelor of Science degree in civil engineering from UMASS, Lowell and is a licensed certified public accountant in Pennsylvania.

PAUL ANDERSON—age 56— Mr. Anderson joined the Company in August 2013 as the Director of Business Development and was appointed Acting General Counsel in September 2014, Secretary in February 2015, General Counsel in August 2015 and Chief Administrative Officer in February 2016. Before joining the Company, Mr. Anderson served as the Vice President of Business Development and General Counsel of Syndicated Solar, Inc., a solar energy system developer, from March 2011 until it was acquired by the Company in August 2013. From October 2009 until March 2011, Mr. Anderson was an independent consultant and attorney. Prior to that, Mr. Anderson held executive positions for companies including Adobe Systems, a graphics and publishing software company. Openwave Systems a mobile software company, and Pulse Entertainment, a mobile and internet software company. Mr. Anderson is a graduate of Stanford University and UCLA Law School and an active member of the California Bar Association.

THOMAS MANNIK—age 53— Mr. Mannik joined the Company in May 2015 as Controller and the also became the Company’s Principal Accounting Officer in February 2016. Before joining the Company, he served as Controller for Connectivity Wireless Solutions, a privately held in-building wireless solutions integrator, from March 2013 to May 2015. From December 2010 to March 2013, Mr. Mannik served as the Chief Financial Officer for Tangelo, a privately held startup developing interactive media technology. Prior to that Mr. Mannik served as Chief Financial Officer for MadisonGrey Fund Services, a privately held startup and award-winning hedge fund administrator, and Controller for EMCORE Corporation, a publicly traded solar and fiber component manufacturing company. Mr. Mannik has a BBA degree in accounting from James Madison University and a Masters of Taxation from the University of Denver, and is a licensed certified public accountant in Colorado.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our directors, officers and shareholders who beneficially own more than 10% of the outstanding shares of our Class A common stock to file with the U.S. Securities and Exchange Commission reports of ownership and changes in ownership of our Class A common stock and other equity securities of our company. Our directors, officers and 10% holders are required by U.S. Securities and Exchange Commission regulations to furnish us with copies of all of the Section 16(a) reports they file.

Based solely upon a review of the copies of the forms furnished to us during or with respect to 2015 and the representations of our directors and executive officers that no additional filings were required, we believe that Pavel Bouska filed one late report related to the acquisition of one stock option award and restricted stock in consideration for director services. We believe that all other directors, executive officers and beneficial owners of more than 10% of our common stock have filed with the Securities and Exchange Commission, on a timely basis, all reports required to be filed under Section 16(a) of the Exchange Act.

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

AUDIT COMMITTEE

Our board of directors has a separately designated standing audit committee which has been established in accordance with section 3(a)(58)(A) of the Exchange Act. We have adopted a written charter for the audit committee, which can be found in the Investor Relations section of our website at: http://investors.rgsenergy.com/governance. Our audit committee currently consists of Pavel Bouska, David Belluck and Robert Scott and each member of the audit committee is independent within the meaning of rules of the Nasdaq Stock Market. Mr. Scott serves as chairperson of the audit committee and is an “audit committee financial expert,” as defined in Item 407(d)(5)(ii) of Regulation S-K. For the relevant experience of Mr. Scott, please refer to his biography included under the heading “DIRECTORS” above. Our audit committee is responsible for the appointment, compensation and oversight of our auditor and for approval of any non-audit services provided by the auditor. Our audit committee also oversees (a) management’s maintenance of the reliability and integrity of our accounting policies and financial reporting and disclosure practices; (b) management’s establishment and maintenance of processes to assure that an adequate system of internal control over financial reporting is functioning; and (c) management’s establishment and maintenance of processes to assure our compliance with all laws, regulations and company policies relating to financial reporting.

Item 11. Executive Compensation

Summary Compensation Table

The following table includes information concerning compensation for each of the last two completed fiscal years for our principal executive officer, and the other named executive officers of our company.

Name and Principal Position	Year	Salary (1)	Option Awards (2)	Totals
Dennis Lacey (3)	2015	$354,808	$47,600	$402,408
Chief Executive Officer and Director	2014	$196,923	$928,321	$1,125,244

Alan Fine (4)	2015	$158,538	$7,140	$165,678
Principal Financial Officer, General Manager Operations and Treasurer	2014	$55,673	$53,378	$109,051

(1)	The Salary column represents amounts earned during those years and, because of the timing of payments, do not represent amounts paid during those years. The annual base salary rates for 2015 were $375,000 for Mr. Lacey, and $160,000 for Mr. Fine.
(2)	The amounts in the Option Awards column reflect the aggregated grant date fair value of awards granted during 2015 and 2014, all of which were computed in accordance with FASB ASC Topic 718. Assumptions used in the calculation of the aggregated grant date fair value for these options are included in Note 12. Share-Based Compensation, to our audited financial statements included in Item 8 of this Annual Report on Form 10-K. The terms of the options are described under the Outstanding Equity Awards at Fiscal Year-End Table below.
(3)	Mr. Lacey commenced service as our Chief Executive Officer and director on August 18, 2014.
(4)	Mr. Fine commenced service as our Principal Accounting Officer on October 14, 2014 and was named the Principal Financial Officer and General Manager Operations on February 3, 2016.

Outstanding Equity Awards at Fiscal Year-End

The following table includes certain information with respect to unexercised options previously awarded to our executive officers named above in the Summary Compensation Table and outstanding as of December 31, 2015.

	Option Awards
	Number of Securities
	Underlying Unexercised			Option	Option
	Options (1)			Exercise	Expiration
	Exercisable	Unexercisable		Price (1)	Date (1)
Dennis Lacey	2,250	5,250	(2)	$75.20	02/28/2021
	550	1,950	(3)	$44.20	07/17/2021
	3,000	12,000	(4)	$41.20	08/18/2021
	4,000	16,000	(5)	$2.38	06/30/2020
Alan Fine	165	585	(6)	$53.00	07/07/2021
	475	775	(7)	$24.60	10/19/2021
	600	2400	(8)	$2.38	06/30/2020

(1)	The exercise price of the options is equal to the closing stock market price of our Class A common stock on the date of grant and the options expire seven years from the date of grant except as noted. For further information, see Footnote 12 to our audited financial statements for the year ended December 31, 2015, included in Item 8 of this Annual Report on Form 10-K.
(2)	The options vest over five years, 2% each month commencing on February 28, 2015.
(3)	The options vest over five years, 2% each month commencing on July 17, 2015.
(4)	The options vest over five years, 2% each month commencing on August 8, 2015.
(5)	25% of the options vested immediately upon grant, and the remaining 75% of the options vest over five years, 5% each quarter commencing on June 30 2015.
(6)	The options vest over five years, 2% each month commencing on July 7, 2015.
(7)	The options vest over five years, 2% each month commencing on October 19, 2015.
(8)	The options vest over five years, 5% each quarter commencing on June 30 2015.

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

In fiscal 2015, our named executive officers were eligible to receive the same health care coverage that was generally available to our other employees. Our benefit programs include medical, dental and vision insurance, long-term and short-term disability insurance, life and accidental death and dismemberment insurance, health and dependent care flexible spending accounts, business travel insurance, wellness programs (including chiropractic, massage therapy, acupuncture, and fitness classes), relocation/expatriate programs and services, educational assistance, and certain other benefits.

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

Stock Option Grant Timing Practices

Our compensation committee administers and grants awards under our 2008 Long-Term Incentive Plan, and has granted to our chief executive officer the authority to make awards to our employees that do not report directly to the chief executive officer. During fiscal 2015, our chief executive officer, compensation committee and board of directors consistently applied the following guidelines for stock option grant timing practices:

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

Potential Payments Upon Termination or Change-in-Control

Our standard form of stock option agreement provides that option vesting ceases upon termination of employment. A former employee may exercise vested options for 30 days (generally), three months (upon retirement at or after normal retirement age) or one year (upon termination due to death or disability or within one year after a change of control) after termination but in no event after the expiration term of the applicable option. 100% of unvested options immediately vest upon the occurrence of a change of control.

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

Director Compensation Policy

During 2015, directors who were not employees of our company or its affiliates were each awarded options to purchase 2,500 shares of Class A Common Stock under the Company’s 2008 Long-Term Incentive Plan and paid an annual retainer of $20,000 plus fees of $1,000 for each board meeting attended, $1,000 for each telephonic meeting attended, $500 for each committee meeting attended and $500 for each telephonic committee meeting attended. Members of each standing committee receive an annual fee of $7,500 and chairpersons of each standing committee receive an annual fee of $20,000, with the exception of the nominating committee chairperson who received an annual fee of $10,000. It was agreed that each of the annual retainers be paid half in cash and half in shares of Class A common stock.

Director Compensation Table

The following table provides compensation information for the year ended December 31, 2015 for each director who served during 2015 and was compensated for his or her service other than as a named executive officer.

Name	Fees Earned or Paid in Cash	Stock Awards (1)	Option Awards (2)	Total
David Belluck	$46,250	$28,750	$18,000	$93,000
Pavel Bouska	$30,750	$13,750	$18,000	$62,500
Ian Bowles	$32,000	$17,500	$18,000	$67,500
Steven Kaufman (3)	$23,000	$10,000	$18,000	$51,000
John Schaeffer	$20,000	$10,000	$18,000	$48,000
Robert L. Scott	$46,000	$27,500	$18,000	$91,500

(1)	Amounts in the Stock Awards column reflect the aggregated grant date fair value of awards granted during 2015, all of which were computed in accordance with FASB ASC Topic 718. Assumptions used in the calculation of the aggregated grant date fair value for these stock awards are included in Note 12. Share-Based Compensation, to our audited financial statements included in Item 8 of this Annual Report on Form 10-K. The aggregate number of stock awards granted during 2015 were 3,994 for Mr. Belluck, 1,910 for Mr. Bouska, 2,431 for Mr. Bowles, 1,389 for Mr. Kaufman, 1,389 for Mr. Schaeffer and 3,820 for Mr. Scott. Expense was included in Share based compensation expense on the consolidated balance sheet as of December 31, 2015.
(2)	Amounts in the Option Awards column reflect the aggregated grant date fair value of awards granted during 2015, all of which were computed in accordance with FASB ASC Topic 718. Assumptions used in the calculation of the aggregated grant date fair value for these options are included in Note 12. Share-Based Compensation, to our audited financial statements included in Item 8 of this Annual Report on Form 10-K. The aggregate number of option awards granted during 2015 were 2,500 for Mr. Bouska, 2,500 for Mr. Bowles, 2,500 for Mr. Kaufman, 2,500 for Mr. Belluck, 2,500 for Mr. Scott, and 2,500 for Mr. Schaeffer.
(3)	Effective April 5, 2016, Mr. Kaufman resigned as a director of the Company.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table summarizes equity compensation plan information for our Class A common stock as of December 31, 2015:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available For future issuance under equity compensation plans
Equity compensation plans approved by security holders	146,979	$25.24	1,697,182
Equity compensation plans not approved by security holders(1)	4,500	23.00	—
Total	151,479	$25.24	1,697,182

(1)	Consists of a stand-alone grant made outside of the 2008 Long-Term Incentive Plan with substantially identical terms as grants made under the 2008 Long-Term Incentive Plan.

BENEFICIAL OWNERSHIP OF SHARES

The following table sets forth information with respect to the beneficial ownership of our Class A common stock as of April 19, 2016 (except as noted) for (i) each person (or group of affiliated persons) who, insofar as we have been able to ascertain, beneficially owned more than 5% of the outstanding shares of our Class A common stock, (ii) each director, (iii) each executive officer named in the Summary Compensation Table above, and (iv) all current directors and executive officers as a group. As of April 19, 2016, there were 12,561,943 shares of our Class A common stock and no shares of our Class B common stock outstanding.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class

Riverside Renewable Energy Investments, LLC (2)	1,679.689	13.37%
Hudson Bay Master Fund, Ltd. (3)	1,394,220	9.99%
Dennis Lacey (4)	14,950	*
Alan Fine (5)	1,045	*
David L. Belluck (6)	1,686,600	13.42%
Pavel Bouska (7)	4,827	*
Ian Bowles (8)	5,508	*
John Schaeffer (9)	2,931	*
Robert L. Scott (10)	8,831	*
All directors and executive officers as a group (9 persons) (11)	1,728,592	13.76%

*	Indicates less than 1% ownership.
(1)	This table is based upon information supplied by officers, directors and principal shareholders directly to Real Goods Solar or on Schedules 13D and 13G and Forms 3, 4 and 5 filed with the SEC. All beneficial ownership is direct and the beneficial owner has sole voting and investment power over the securities beneficially owned unless otherwise noted. Share amounts and percent of class include stock options exercisable and restricted stock vesting within 60 days after April 19, 2016.
(2)	According to a report on Schedule 13D filed with the SEC on July 24, 2015. David L. Belluck is the sole manager of Riverside, and as the sole manager, he may be deemed to beneficially own the securities. Mr. Belluck and Riverside share voting and investment power over these securities. The address for Riverside Renewable Energy Investments, LLC is c/o Riverside Renewable Energy Investments, LLC 699 Boylston Street, Boston, MA 02116.
(3)	Consists of shares of our Class A common stock issuable (i) under our senior secured convertible notes due April 1, 2019 (the “Notes”) (subject to a 9.99% beneficial ownership limitation; calculated using a “Conversion Price” (as defined in the Notes) of $0.4297, the lowest conversion price resulting from the deferred term “Conversion Price” as of April 19, 2016), and (ii) upon exercise of warrants that are currently exercisable (subject to either a 4.99% or 9.99% beneficial ownership limitation), which together represent 9.99% of our outstanding shares of Class A common stock as of April 19, 2016. Does not include additional shares of Class A common stock issuable under the Notes and upon exercise of warrants because the holder does not have the right to receive such shares if the holder, together with certain attribution parties, would beneficially own in excess of 4.99% or 9.99%, as applicable, of (i) the outstanding shares of our Class A common stock, and (ii) with respect to the Notes and our series G warrants the holder does not have the right to receive more than its pro rata share of the maximum number of shares of Class A common stock issuable pursuant to the terms of the Notes in compliance with the NASDAQ Listing Rules before obtaining shareholder approval for issuance of shares in excess of such NASDAQ limitation. Hudson Bay Capital Management, L.P., the investment manager of Hudson Bay Master Fund Ltd., has voting and investment power over these securities. Sander Gerber is the managing member of Hudson Bay Capital GP LLC, which is the general partner of Hudson Bay Capital Management, L.P. Each of Hudson Bay Master Fund Ltd. and Sander Gerber disclaims beneficial ownership over these securities. The address of Hudson Bay Master Fund Ltd. is c/o Hudson Bay Capital Management LP, 777 Third Avenue, 30th Floor, New York, NY 10017.

(4)	Consists of 13,950 shares of our Class A common stock issuable upon exercise of stock options that are currently exercisable and 1,000 shares of our Class A common stock issuable upon exercise of stock options exercisable within 60 days after April 19, 2016.
(5)	Consists of 965 shares of our Class A common stock issuable upon exercise of stock options that are currently exercisable and 80 shares of our Class A common stock issuable upon exercise of stock options exercisable within 60 days after April 19, 2016.
(6)	Consists of 1,679,689 shares of our Class A common stock beneficially owned by Riverside, 3,994 shares of our Class A common stock and 2,917 shares of our Class A common stock issuable upon exercise of stock options that are currently exercisable. Mr. Belluck is the sole manager of Riverside, and as the sole manager, he may be deemed to beneficially own the securities beneficially owned by Riverside. Mr. Belluck and Riverside share voting and investment power over the securities beneficially owned by Riverside.
(7)	Consists of 1,910 shares of our Class A common stock and 2,917 shares of our Class A common stock issuable upon exercise of stock options that are currently exercisable.
(8)	Consists of 2,591 shares of our Class A common stock and 2,917 shares of our Class A common stock issuable upon exercise of stock options that are currently exercisable.
(9)	Consists of 1,889 shares of our Class A common stock and 1,042 shares of our Class A common stock issuable upon exercise of stock options that are currently exercisable.
(10)	Consists of 5,914 shares of our Class A common stock and 2,917 shares of our Class A common stock issuable upon exercise of stock options that are currently exercisable.
(11)	Includes Messrs. Lacey, Fine, Belluck, Bouska, Bowles, Schaeffer, and Scott and Paul Anderson, our Chief Administrative Officer, General Counsel and Secretary, and Thomas Mannik, our Principal Accounting Officer and Controller.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Related Party Transactions

The following is a description of certain transactions involving us and persons who are considered “related persons,” as such term is defined in Item 404 of Regulation S-K.

Following our initial public offering, we entered into, among other agreements, the Industrial Building Lease, and Tax Sharing and Indemnification Agreement described below with Gaiam. We also entered into a Registration Rights Agreement with Gaiam that we amended and restated in connection with the Alteris transaction, as described below. Because these agreements were negotiated while we were a subsidiary of Gaiam, they may not reflect terms as favorable as we might have obtained had these agreements been made with an unaffiliated third party.

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

As of April 19, 2016, Riverside owned approximately 13.4% of our Class A common stock. Up until June 25, 2015, an affiliate of Riverside was one of our secured creditors. Pursuant to the terms of a Shareholders Agreement, Riverside has the right to designate a certain number of individuals for appointment or nomination to our board of directors, tied to its ownership of our Class A common stock. Currently, David Belluck serves as Riverside’s nominees on our board of directors.

Industrial Building Lease

On December 19, 2011, we entered into a five year facility lease with Gaiam for office space located in one of Gaiam’s owned buildings in Colorado that commenced January 1, 2012 and provided for a monthly rent payment of approximately $47,000. During 2015 and 2014, we paid Gaiam an aggregate of $563,000 and $520,000; respectively.

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

Registration Rights Agreement

Under our Amended and Restated Registration Rights Agreement with Riverside, Riverside (or its permitted transferee) has the right to require us to register with the Securities and Exchange Commission all or any portion of its Class A common stock so that those shares may be publicly resold, or to include such shares in any registration statement we file, subject to certain exceptions, conditions and limitations. These rights include demand registration rights, Form S-3 registration rights and “piggyback” registration rights, in each case on and subject to the terms and conditions identified in the Amended and Restated Registration Rights Agreement. We will generally pay all expenses, other than underwriting discounts and commissions, relating to all demand registrations, Form S-3 registrations and piggyback registrations. These registration rights terminate when Riverside can sell all of its registrable securities during any 90-day period pursuant to Rule 144 promulgated under the Securities Act of 1933, as amended, or the Securities Act, or pursuant to another similar exception. However, if a holder owns more than 10% of our outstanding securities, Riverside shall continue to have registration rights until such time as all of the holder’s securities may be sold pursuant to Rule 144 or such holder owns less than 10% of our outstanding securities. The resale of these shares in the public market upon exercise of those registration rights could adversely affect the market price of our common stock.

December 2011 Loan Commitment under Shareholders Agreement and Subsequent Conversion Agreement

Upon the closing of the Alteris transaction on December 19, 2011 and pursuant to the terms of the Shareholders Agreement with Riverside, we received commitments from Riverside to loan us up to $3.15 million. Riverside, through Riverside Fund III, L.P., an affiliated entity, funded $3.0 million of its loan commitment on May 4, 2012 and the remaining $150,000 on June 20, 2012.

As of December 31, 2014, we owed $3.15 million and $0.9 million of principal and accrued interest, respectively, to Riverside on its loans. We paid approximately $0.1 million of interest on Riverside’s loans during 2014. We did not pay any interest on the Riverside loans during prior periods.

On June 24, 2015, we entered into a Conversion Agreement with Riverside Fund III, L.P., pursuant to which the full amount payable under the Riverside loans, $4,238,030.42, was converted into a total of 1,288,156 shares of the Company’s Class A common stock at a price of $3.29 per share at the closing on June 25, 2015. The conversion ratio was determined based on the closing market price of our Class A common stock on the date of the Conversion Agreement. The shares of our Class A common stock issued in the conversion were subsequently registered pursuant to a registration statement on Form S-3, registration No. 333-206271, which became effective August 20, 2015.

November 2012 Loan Commitment

On November 13, 2012, we entered into a Loan Commitment with Riverside (and also Gaiam; we repaid all amounts owed to Gaiam under the Loan Commitment on November 5, 2013) pursuant to which Riverside agreed to advance to us up to an additional $1.0 million in cash upon request from us until March 31, 2013.

On December 13, 2012, Riverside advanced us $1.0 million in cash pursuant to the Loan Commitment. While outstanding, the loan was represented by a promissory note and bore interest at an annual rate of 10% per year, payable at maturity. The original maturity date of this loan was April 26, 2013, which was extended until April 26, 2014.

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

Mr. Schaeffer has served as one of our directors since 2008 and served as an officer or executive of RGS Energy or the Hopland Business from 1986 until July 2014. Ms. Hensley is Mr. Schaeffer’s spouse. RGTC, Inc. is wholly-owned by Ms. Hensley and the John Schaeffer and Nancy Hensley Living Trust.

Transactions with Hudson Bay

On April 1, 2016, we sold $6.0 million in principal amount of senior secured convertible notes due on April 1, 2019 (the “Notes”) and Series G warrants to purchase a fraction of a shares of our Class A common stock to Hudson Bay Master Fund, Ltd. (“Hudson Bay”) as part of a private placement of Notes and Series G warrants in an aggregate amount of $10.0 million. As a result of the purchase of the Notes, Hudson Bay currently beneficially owns up to 9.99% of our outstanding Class A common stock. The Notes bear interest at 8% per annum (or 18% per annum during an event of default). As of April 19, 2016, we have not made any payments of principal or interest on any of the Notes. The April 2016 offering and the terms of the Notes and the Series G warrants are described in our Current Report on Form 8-K filed on April 1, 2016, as amended, and this description is incorporated herein by reference.

On February 26, 2015, we sold $2,750,000 of units to Hudson Bay as part of an offering of an aggregate amount of $3,500,000 of units. Each unit consisted of: (i) one share of Class A common stock; (ii) a Series A warrant to purchase shares of Class A common stock equal to 50% of the sum of the number of shares of Class A common stock purchased as part of the units plus, if applicable, the number of shares of Class A common stock issuable upon exercise in full of the Series E warrants described below; (iii) a Series B warrant to purchase shares of Class A common stock for a “stated amount” (as described in the offering document); (iv) a Series C warrant to purchase up to 50% of that number of shares of Class A common stock actually issued upon exercise of the Series B warrant; and (v) a Series D warrant to purchase additional shares of Class A common stock in an amount determined on a future reset date after the issuance of the Series D warrant. In addition, investors that would beneficially own in excess of 4.99% of the number of shares of Class A common stock outstanding immediately before the offering received a Series E warrant to purchase the balance of the shares of Class A common stock above that amount. After adjusting for our one-for-twenty reverse stock split effective May 17, 2015, Hudson Bay received 135,000 shares of our Class A common stock, Series A warrants to purchase 137,500 Class A common stock, a Series B warrant to purchase $6,285,714 of Class A common stock at the price described in the offering document, a Series D warrant which resulted in Hudson Bay receiving 294,908 additional shares of Class A common stock, and a Series E warrant to purchase 140,000 shares of Class A common stock (after adjusting for our one-for-twenty reverse stock split effective May 17, 2015). As a result of the subsequent exercise of its Series B warrants between February 26, 2015 and June 10, 2015, Hudson Bay also received Series C warrants to purchase 943,903 shares of Class A common stock. Between February 26, 2015 and June 10, 2015 we received a total of $9,010,714 from Hudson Bay from the purchase of units in the offering and the subsequent exercise of Series B warrants. The February 2015 offering and the terms of the Series A, B, C, D and E warrants are described in our Current Report on Form 8-K filed on February 24, 2015 and February 27, 2015 and these descriptions are incorporated herein by reference.

On June 25, 2015, we entered into separate Exchange Agreements (each, an “Exchange Agreement”) with Hudson Bay and another holder of our Series A warrants and Series C warrants (together, the “Exchange Warrants”) originally issued in February 2015, pursuant to which we agreed to exchange all the Exchange Warrants for shares of our Class A common stock. As a result of the Exchange Agreement, Hudson Bay exchanged 1,081,403 Exchange Warrant shares for 1,243,614 shares of Class A common stock between July 1, 2015 and July 7, 2015. The exchange and the terms of the Exchange Agreement are described in our Current Report on Form 8-K filed on June 26, 2015, as amended, and this description incorporated herein by reference.

On June 30, 2015, we sold $3,900,000 of units to Hudson Bay as part of an offering of an aggregate amount of $5 million of units. Each units consisted of one share of Class A common stock and one Series F warrant to purchase 30% of one share of Class A common stock. We sold the units at an initial purchase price of $3.65 per unit. The number of shares of Class A common stock issued in the offering and the exercise price of the Series F warrants were subject to a one-time reset adjustment. On July 9, 2015, as a result of the reset adjustment, the number of shares of Class A common stock issued in the offering was increased based on a $1.2432 per share purchase price and the exercise price of the Series F warrants was adjusted to $1.2432 per share and additional shares of Class A common stock were delivered to the investors from an escrow account established with our transfer agent. As a result of the June 2015 offering, Hudson Bay received an aggregate of 3,137,066 shares of our Class A common stock and Series F warrants to purchase 320,548 shares of our Class A common stock. The June 2015 offering and the terms of the Series G warrants are described in our Current Reports on Form 8-K filed on June 26, 2015 and July 1, 2015 and these descriptions are incorporated herein by reference.

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

DIRECTOR INDEPENDENCE

Our board of directors currently consists of six members and meets regularly during the year. Our board of directors has determined that each of Messrs. Belluck, Bouska, Bowles, Schaeffer and Scott are independent as defined by the listing standards of the Nasdaq Stock Market. Membership on our audit committee and compensation committee is limited to independent directors within the meaning of the Nasdaq Marketplace Rule.

Item 14.	Principal Accounting Fees and Services

Effective April 13, 2015, our audit committee approved a resolution to retain Hein & Associates LLP as our new independent accountants engaged as the principal accountant to audit the our financial statements for the fiscal year ending December 31, 2015.

The following table presents fees billed for professional accounting fees and services rendered for the year ended December 31, 2015 from our principal accounting firm Hein & Associates as well as remaining expenses paid to our former principal accounting firm EKS&H; and to EKS&H, and to UHY for professional accounting fees and services rendered in connection with the acquisition of Mercury Solar Systems December 31, 2014.:

Audit and Non-Audit Fees (in $000's)	2015			2014
	Hein	EKS&H	Totals	EKS&H	UHY	Totals
Audit fees (1)	$272	$-	$272	$266	$-	$266

Audit related fees (2)	2	5	7	343	63	406

Tax fees (3)	33	-	33	8	27	35
Totals	$307	$5	$312	$617	$90	$707

(1)	Audit fees are fees that were charged for the audit of our annual financial statements included in our annual report on Form 10-K and review of unaudited financial statements included in our quarterly reports on Form 10-Q; for services that are normally provided by the auditor in connection with statutory and regulatory filings or engagements; and all costs and expenses in connection with the above.

(2)	Audit related fees consisted of accounting consultations and additional audit procedures in connection with a business acquisition and related filings.
(3)	Tax fees represent tax advice and tax compliance services primarily in connection with a business acquisition and other transactions.

In accordance with the policies of our audit committee and legal requirements, all services to be provided by our independent registered public accounting firm are pre-approved by our audit committee. For 2015, our audit committee pre-approved all such services. Pre-approved services include audit services, audit-related services, tax services and other services. In some cases, pre-approval is provided by the full audit committee for up to one year, and such services relate to a particular defined task or scope of work and are subject to a specific budget. In other cases, the chairperson of our audit committee has the delegated authority from our audit committee to pre-approve additional services, and such action is then communicated to the full audit committee at the next audit committee meeting. To avoid certain potential conflicts of interest, the law prohibits a publicly traded company from obtaining certain non-audit services from its auditing firm. If we need such services, we obtain them from other service providers.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Documents filed as part of this report are as follows:

1.	Consolidated Financial Statements.

The consolidated financial statements required to be filed as part of the Original Filing are included in Item 8 of Part II of the Original Filing, filed on April 1, 2016.

2.	Exhibits:

The following exhibits are incorporated by reference or are filed or furnished with this Amendment or the Original Filing as indicated below:

Exhibit No.	Description

1.1	Placement Agency Agreement, dated February 23, 2015, between Real Goods Solar, Inc. and WestPark Capital, Inc. (Incorporated by reference to Exhibit 1.1 to Real Goods Solar’s Current Report on Form 8-K filed February 24, 2015 (Commission File No. 001-34044)).

1.2	Placement Agency Agreement, dated June 25, 2015, between Real Goods Solar, Inc. and WestPark Capital, Inc. (Incorporated by reference to Exhibit 1.1 to Real Goods Solar’s Current Report on Form 8-K filed June 26, 2015 (Commission File No. 001-34044)).

2.1+	Agreement and Plan of Merger, dated August 8, 2013, among Real Goods Solar, Inc., Real Goods Mercury, Inc. and Mercury Energy, Inc. (Incorporated by reference to Exhibit 2.1 to Real Goods Solar’s Current Report on Form 8-K filed August 9, 2013 (Commission File No. 001-34044)).

2.2+	Asset Purchase Agreement, dated August 9, 2013, among Real Goods Solar, Inc., Real Goods Syndicated, Inc. and Syndicated Solar, Inc. (Incorporated by reference to Exhibit 2.1 to Real Goods Solar’s Current Report on Form 8-K filed August 12, 2013 (Commission File No. 001-34044)).

2.3+	Membership Interest Purchase Agreement, dated March 26, 2014, among Real Goods Solar, Inc., Elemental Energy LLC, Sean Mullen, Beth-Ann Mullen, and Alexander Tiller (Incorporated by reference to Exhibit 2.2 to Real Goods Solar’s Quarterly Report on Form 10-Q filed May 15, 2014 (Commission File No. 001-34044)).

2.4+	First Amendment to Membership Purchase Agreement, dated May 14, 2014, by and among Real Goods Solar, Inc., Elemental Energy LLC, Sean Mullen, Beth-Ann Mullen, and Alexander Tiller (Incorporated by reference to Exhibit 2.2 to Real Goods Solar’s Current Report on Form 8-K filed May 16, 2014 (Commission File No. 001-34044)).

2.5+	Purchase and Sale Agreement, dated December 3, 2014, among Real Goods Solar, Inc., Real Goods Energy Tech, Inc., Real Goods Trading Corporation, John Schaeffer and Nancy Hensley, as Trustees of the John Schaeffer and Nancy Hensley Living Trust and RGTC, Inc. (Incorporated by reference to Exhibit 2.5 to Real Goods Solar’s Annual Report on Form 10-K filed March 31, 2015 (Commission File No. 001-34044)).

3.1	Articles of Incorporation of Real Goods Solar, Inc. (Incorporated by reference to Exhibit 3.1 to Real Goods Solar’s Amendment No. 1 to Registration Statement on Form S-1 filed March 28, 2008 (Commission File No. 333-149092)).

3.2	Bylaws of Real Goods Solar, Inc. (Incorporated by reference to Exhibit 3.2 to Real Goods Solar’s Amendment No. 1 to Registration Statement on Form S-1 filed March 28, 2008 (Commission File No. 333-149092)).

4.1	Form of Real Goods Solar Class A Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to Real Goods Solar’s Amendment No. 5 to Registration Statement on Form S-1 filed May 2, 2008 (Commission File No. 333-149092)).

4.2	Warrant issued to Silicon Valley Bank on March 26, 2013 pursuant to the Second Loan Modification Agreement (Incorporated by reference to Exhibit 10.21 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013 (Commission File No. 001-34044)).

4.3	Warrant issued to Silicon Valley Bank on March 27, 2013 pursuant to the Third Loan Modification Agreement (Incorporated by reference to Exhibit 10.22 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013 (Commission File No. 001-34044)).

4.4	Form of Warrant, dated June 3, 2013, issued to the investors under the Securities Purchase Agreement, dated May 24, 2013, among Real Goods Solar, Inc. and the investors identified therein (Incorporated by reference to Exhibit 4.1 to Real Goods Solar’s Current Report on Form 8-K filed June 3, 2013 (Commission File No. 001-34044)).

4.5	Form of Warrant, dated November 20, 2013 (Incorporated by reference to Exhibit 4.1 to Real Goods Solar’s Current Report on Form 8-K filed November 21, 2013 (Commission File No. 001-34044)).

4.6	Form of Warrant, dated July 2, 2014, issued to the investors under the Securities Purchase Agreement, dated July 2, 2014, among Real Goods Solar, Inc. and the investors identified therein (Incorporated by reference to Exhibit 4.1 to Real Goods Solar’s Current Report on Form 8-K filed July 3, 2014 (Commission File No. 001-34044)).

4.7	Warrant issued to Silicon Valley Bank on June 6, 2014 pursuant to the Joinder and Sixth Loan Modification Agreement (Incorporated by reference to Exhibit 4.1 to Real Goods Solar’s Quarterly Report on Form 10-Q filed August 19, 2014 (Commission File No. 001-34044)).

4.8	Warrant issued to Silicon Valley Bank on November 19, 2014 pursuant to the Seventh Loan Modification and Waiver Agreement (Incorporated by reference to Exhibit 4.8 to Real Goods Solar’s Annual Report on Form 10-K filed March 31, 2015 (Commission File No. 001-34044)).

4.9	Combined Form of Warrant issued to investors on February 26 and 27, 2015 (Incorporated by reference to Exhibit 4.1 to Real Goods Solar’s Current Report on Form 8-K filed February 24, 2015 (Commission File No. 001-34044))

4.10	Form of Warrant to Purchase Common Stock issued to a placement agent on February 27, 2015 (Incorporated by reference to Exhibit 4.2 to Real Goods Solar’s Quarterly Report on Form 10-Q filed May 11, 2015 (Commission File No. 001-34044)).

4.11	Waiver and Amendment Agreement, dated March 31, 2015, among Real Goods Solar, Inc. and the investor party thereto (Incorporated by reference to Exhibit 4.3 to Real Goods Solar’s Quarterly Report on Form 10-Q filed May 11, 2015 (Commission File No. 001-34044)).

4.12	Form of Series F Warrant issued to investors on June 30 and July 1, 2015 (Incorporated by reference to Exhibit 4.1 to Real Goods Solar’s Current Report on Form 8-K filed June 26, 2015 (Commission File No. 001-34044)).

4.13	Form of Warrant to Purchase Common Stock issued to a placement agent on June 30, 2015 (Incorporated by reference to Exhibit 4.3 to Real Goods Solar’s Quarterly Report on Form 10-Q filed August 10, 2015 (Commission File No. 001-34044)).

10.1*	Form of Real Goods Solar, Inc. Employee Stock Option Agreement (Incorporated by reference to Exhibit 10.2 to Real Goods Solar’s Amendment No. 1 to Registration Statement on Form S-1 filed March 28, 2008 (Commission File No. 333-149092)).

10.2*	Amended and Restated Real Goods Solar, Inc. 2008 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed November 18, 2015 (Commission File No. 001-34044)).

10.3	Tax Sharing and Indemnification Agreement between Real Goods Solar, Inc. and Gaiam, Inc. (Incorporated by reference to Exhibit 10.7 to Real Goods Solar’s Amendment No. 3 to Registration Statement on Form S-1 filed April 17, 2008 (Commission File No. 333-149092)).

10.4	Loan and Security Agreement, dated as of December 19, 2011, among Real Goods Energy Tech, Inc., Real Goods Trading Corporation, Earth Friendly Energy Group Holdings, LLC, Alteris Renewables, Inc., Earth Friendly Energy Group, LLC, Solar Works, LLC, Alteris RPS, LLC, Alteris ISI, LLC, and Silicon Valley Bank (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed December 21, 2011 (Commission File No. 001-34044)).

10.5	Amended and Restated Registration Rights Agreement, dated as of December 19, 2011, between Real Goods Solar, Inc. and Riverside Renewable Energy Investments, LLC (Incorporated by reference to Exhibit 10.3 to Real Goods Solar’s Current Report on Form 8-K filed December 21, 2011 (Commission File No. 001-34044)).

10.6	Shareholders Agreement, dated as of December 19, 2011, between Real Goods Solar, Inc. and Riverside Renewable Energy Investments, LLC (Incorporated by reference to Exhibit 10.4 to Real Goods Solar’s Current Report on Form 8-K filed December 21, 2011 (Commission File No. 001-34044)).

10.7	Security Agreement, dated as of December 19, 2011, between Real Goods Solar, Inc. and Silicon Valley Bank (Incorporated by reference to Exhibit 10.2 to Real Goods Solar’s Current Report on Form 8-K filed December 21, 2011 (Commission File No. 001-34044)).

10.8	First Amendment to Tax Sharing Agreement, dated as of December 19, 2011, between Real Goods Solar, Inc. and Gaiam, Inc. (Incorporated by reference to Exhibit 10.17 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013 (Commission File No. 001-34044)).

10.9	Form of Promissory Note issued to Gaiam, Inc. on December 30, 2011 and to Riverside Renewable Energy Investments, LLC on May 4, 2012 and June 20, 2012 (Incorporated by reference to the fourth attachment to the Shareholders Agreement filed as Exhibit 10.6 to this Form 10-K).

10.10*	Confidential Separation Agreement and Release of Claims, dated as of March 31, 2012, by and between Real Goods Solar, Inc. and Erik Zech (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Quarterly Report on Form 10-Q filed May 14, 2012 (Commission File No. 001-34044)).

10.11*	Consulting Agreement, dated as of March 31, 2012, by and between Real Goods Solar, Inc. and Erik Zech (Incorporated by reference to Exhibit 10.2 to Real Goods Solar’s Quarterly Report on Form 10-Q filed May 14, 2012 (Commission File No. 001-34044)).

10.12	First Loan Modification Agreement, dated as of August 28, 2012, among Real Goods Energy Tech, Inc., Real Goods Trading Corporation, Earth Friendly Energy Group Holdings, LLC, Alteris Renewables, Inc., Earth Friendly Energy Group, LLC, Solar Works, LLC, Alteris RPS, LLC, Alteris ISI, LLC and Silicon Valley Bank (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed August 29, 2012 (Commission File No. 001-34044)).

10.13	Loan Commitment, dated as of November 13, 2012, among Real Goods Solar, Inc., Riverside Renewable Energy Investments, LLC and Gaiam, Inc. (Incorporated by reference to Exhibit 10.13 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013 (Commission File No. 001-34044)).

10.14	Second Loan Modification and Reinstatement Agreement, dated as of November 13, 2012, among Silicon Valley Bank, Real Goods Energy Tech, Inc., Real Goods Trading Corporation, Earth Friendly Energy Group Holdings, LLC, Alteris Renewables, Inc., Earth Friendly Energy Group, LLC, Solar Works, LLC, Alteris RPS, LLC, and Alteris ISI, LLC (Incorporated by reference to Exhibit 10.14 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013 (Commission File No. 001-34044)).

10.15	Form of Promissory Note issued to Gaiam, Inc. on December 11, 2012 and to Riverside Renewable Energy Investment LLC on December 13, 2013 pursuant to the Loan Commitment, dated as of November 13, 2012 (Incorporated by reference to Exhibit 10.15 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013 (Commission File No. 001-34044)).

10.16*	Restated Employment Letter, dated as of December 21, 2012, between Kamyar Mofid and Real Goods Solar, Inc. (Incorporated by reference to Exhibit 10.16 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013 (Commission File No. 001-34044)).

10.17	Form of Amended and Restated Promissory Note in the principal amount of $1.7 million issued to Gaiam, Inc. on March 27, 2013 (Incorporated by reference to Exhibit 10.18 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013 (Commission File No. 001-34044)).

10.18	Form of Amended and Restated Promissory Note issued to Riverside Fund III L.P. on March 27, 2013 in the principal amounts of $3 million and $150 thousand, respectively (Incorporated by reference to Exhibit 10.19 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013 (Commission File No. 001-34044)).

10.19	Third Loan Modification Agreement, dated as of March 27, 2013, among Silicon Valley Bank, Real Goods Energy Tech, Inc., Real Goods Trading Corporation, and Alteris Renewables, Inc. (Incorporated by reference to Exhibit 10.20 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013 (Commission File No. 001-34044)).

10.20	Form of Amended and Restated Promissory Note issued to Gaiam, Inc. and Riverside Renewable Energy Investment LLC on March 27, 2013 pursuant to the Loan Commitment, dated as of November 13, 2012 (Incorporated by reference to Exhibit 10.23 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013 (Commission File No. 001-34044)).

10.21*	Employment Letter, dated as of January 30, 2013, between Anthony DiPaolo and Real Goods Solar, Inc. (Incorporated by reference to Exhibit 10.7 to Real Goods Solar’s Quarterly Report on Form 10-Q filed May 15, 2013 (Commission File No. 001-34044)).

10.22*	Employment Letter, dated May 10, 2013, between John Schaeffer and Real Goods Solar, Inc. (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Quarterly Report on Form 10-Q filed August 13, 2013 (Commission File No. 001-34044)).

10.23	Securities Purchase Agreement, dated May 24, 2013, among Real Goods Solar, Inc. and the investors thereunder (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed May 24, 2013 (Commission File No. 001-34044)).

10.24	Form of Second Amended and Restated Promissory Note issued to Riverside Fund III, L.P. on May 21, 2013 in the principal amounts of $3.0 million and $150,000, respectively (Incorporated by reference to Exhibit 10.3 to Real Goods Solar’s Current Report on Form 8-K filed May 24, 2013 (Commission File No. 001-34044)).

10.25	Registration Rights Agreement, dated June 3, 2013, among Real Goods Solar, Inc. and the investors under the Securities Purchase Agreement, dated May 24, 2013, among Real Goods Solar, Inc. and such investors (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed June 3, 2013 (Commission File No. 001-34044)).

10.26	Pre-Voting Agreement, dated August 8, 2013, among Mercury Energy, Inc., Real Goods Solar, Inc., Timothy Greener, Peter Kaufmann and Richard D. White (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed August 9, 2013 (Commission File No. 001-34044)).

10.27	Joinder and Fourth Loan Modification Agreement, dated September 26, 2013, among Real Goods Energy Tech, Inc., Real Goods Trading Corporation, Alteris Renewables, Inc., Real Goods Syndicated, Inc. and Silicon Valley Bank (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed September 27, 2013 (Commission File No. 001-34044)).

10.28	Intellectual Property Security Agreement, dated September 26, 2013, among Real Goods Energy Tech, Inc., Real Goods Trading Corporation, Alteris Renewables, Inc., Real Goods Syndicated, Inc., Real Goods Solar, Inc. and Silicon Valley Bank (Incorporated by reference to Exhibit 10.2 to Real Goods Solar’s Current Report on Form 8-K filed September 27, 2013 (Commission File No. 001-34044)).

10.29	Fifth Loan Modification Agreement, dated as of November 5, 2013, among Real Goods Energy Tech, Inc., Real Goods Trading Corporation, Alteris Renewables, Inc., Real Goods Syndicated, Inc., and Silicon Valley Bank (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed November 5, 2013 (Commission File No. 001-34044)).

10.30	Agreement, dated November 5, 2013, among Gaiam, Inc., Riverside Renewable Energy Investments, LLC and Real Goods Solar, Inc. (Incorporated by reference to Exhibit 10.2 to Real Goods Solar’s Current Report on Form 8-K filed November 5, 2013 (Commission File No. 001-34044)).

10.31	Waiver Agreement, dated March 25, 2014, among Real Goods Energy Tech, Inc., Real Goods Trading Corporation, Alteris Renewables, Inc., Real Goods Syndicated, Inc. and Silicon Valley Bank (Incorporated by reference to Exhibit 10.2 to Real Goods Solar’s Quarterly Report on Form 10-Q filed May 15, 2014 (Commission File No. 001-34044)).

10.32	Securities Purchase Agreement, dated July 2, 2014, among Real Goods Solar, Inc. and the investors thereunder (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed July 3, 2014 (Commission File No. 001-34044)).

10.33	Form of Registration Rights Agreement, dated July 9, 2014, among Real Goods Solar, Inc. and the investors under the Securities Purchase Agreement, dated July 2, 2014, among Real Goods Solar, Inc. and such investors (Incorporated by reference to Exhibit 10.2 to Real Goods Solar’s Current Report on Form 8-K filed July 3, 2014 (Commission File No. 001-34044)).

10.34	Settlement and Release Agreement, dated May 12, 2014, by and among Real Goods Solar, Inc., Real Goods Syndicated, Inc., Syndicated Solar, Inc. (Delaware), Syndicated Solar, In. (California) and Justin Pentelute (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Quarterly Report on Form 10-Q filed August 19, 2014 (Commission File No. 001-34044)).

10.35	Joinder and Sixth Loan Modification Agreement, dated June 6, 2014, among Real Goods Energy Tech, Inc., Real Goods Trading Corporation, Alteris Renewables, Inc., Real Goods Syndicated, Inc., Mercury Energy, Inc., Real Goods Solar, Inc. - Mercury Solar, Elemental Energy, LLC, Sunetric Management LLC and Silicon Valley Bank (Incorporated by reference to Exhibit 10.2 to Real Goods Solar’s Quarterly Report on Form 10-Q filed August 19, 2014 (Commission File No. 001-34044)).

10.36	Intellectual Property Security Agreement, dated June 6, 2014, among Mercury Energy, Inc., Real Goods Solar, Inc. - Mercury Solar, Elemental Energy, LLC, Sunetric Management LLC and Silicon Valley Bank (Incorporated by reference to Exhibit 10.3 to Real Goods Solar’s Quarterly Report on Form 10-Q filed August 19, 2014 (Commission File No. 001-34044)).

10.37	Second Amended and Restated Unconditional Guaranty, dated June 6, 2014, between Real Goods Solar, Inc. and Silicon Valley Bank (Incorporated by reference to Exhibit 10.4 to Real Goods Solar’s Quarterly Report on Form 10-Q filed August 19, 2014 (Commission File No. 001-34044)).

10.38	Second Amended and Restated Security Agreement, dated June 6, 2014, between Real Goods Solar, Inc. and Silicon Valley Bank (Incorporated by reference to Exhibit 10.5 to Real Goods Solar’s Quarterly Report on Form 10-Q filed August 19, 2014 (Commission File No. 001-34044)).

10.39*	Confidential Separation Agreement and Release, dated August 18, 2014, between Real Goods Solar, Inc. and Kamyar Mofid (Incorporated by reference to Exhibit 10.3 to Real Goods Solar’s Quarterly Report on Form 10-Q filed November 19, 2014 (Commission File No. 001-34044)).

10.40	Form of Third Amended and Restated Promissory Note issued to Riverside Fund III, L.P. on August 18, 2014 in the principal amounts of $3.0 million and $150,000, respectively (Incorporated by reference to Exhibit 10.4 to Real Goods Solar’s Quarterly Report on Form 10-Q filed November 19, 2014 (Commission File No. 001-34044)).

10.41	Waiver Agreement, dated August 19, 2014, among Real Goods Energy Tech, Inc., Real Goods Trading Corporation, Alteris Renewables, Inc., Real Goods Syndicated, Inc., Mercury Energy, Inc., Real Goods Solar, Inc. – Mercury Solar, Elemental Energy, LLC, Sunetric Management, LLC and Silicon Valley Bank (Incorporated by reference to Exhibit 10.5 to Real Goods Solar’s Quarterly Report on Form 10-Q filed November 19, 2014 (Commission File No. 001-34044)).

10.42	Seventh Loan Modification Agreement, dated November 19, 2014, among Real Goods Energy Tech, Inc., Real Goods Trading Corporation, Alteris Renewables, Inc., Real Goods Syndicated, Inc., Mercury Energy, Inc., Real Goods Solar, Inc. - Mercury Solar, Elemental Energy, LLC, Sunetric Management LLC and Silicon Valley Bank (Incorporated by reference to Exhibit 10.42 to Real Goods Solar’s Annual Report on Form 10-K filed March 31, 2015 (Commission File No. 001-34044)).

10.43	Eighth Loan Modification Agreement, dated January 30, 2015, among Real Goods Energy Tech, Inc., Real Goods Trading Corporation, Alteris Renewables, Inc., Real Goods Syndicated, Inc., Mercury Energy, Inc., Real Goods Solar, Inc.—Mercury Solar, Elemental Energy, LLC, Sunetric Management LLC and Silicon Valley Bank (Incorporated by reference to Exhibit 10.4 to Real Goods Solar’s Quarterly Report on Form 10-Q filed May 11, 2015 (Commission File No. 001-34044)).

10.44	Form of Securities Purchase Agreement, dated February 23, 2015, among Real Goods Solar, Inc. and the investors thereunder (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed February 24, 2015 (Commission File No. 001-34044)).

10.45	Form of Lock-Up Agreement, dated February 23, 2015, entered into among Real Goods Solar, Inc. and the investors under the Securities Purchase Agreement, dated February 23, 2015, among Real Goods Solar, Inc. and such investors (Incorporated by reference to Exhibit 10.2 to Real Goods Solar’s Current Report on Form 8-K filed February 24, 2015 (Commission File No. 001-34044)).

10.46	Form of Voting Agreement, dated February 23, 2015, entered into among Real Goods Solar, Inc. and the investors under the Securities Purchase Agreement, dated February 23, 2015, among Real Goods Solar, Inc. and such investors (Incorporated by reference to Exhibit 10.3 to Real Goods Solar’s Current Report on Form 8-K filed February 24, 2015 (Commission File No. 001-34044)).

10.47	Ninth Loan Modification Agreement, dated March 16, 2015, among Real Goods Energy Tech, Inc., Real Goods Trading Corporation, Alteris Renewables, Inc., Real Goods Syndicated, Inc., Mercury Energy, Inc., Real Goods Solar, Inc.—Mercury Solar, Elemental Energy, LLC and Sunetric Management LLC and Silicon Valley Bank (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed March 18, 2015 (Commission File No. 001-34044)).

10.48	Fourth Amended and Restated Promissory Note for $3,000,000, dated March 16, 2015, between Real Goods Solar, Inc. and Riverside Fund III, L.P. Bank (Incorporated by reference to Exhibit 10.2 to Real Goods Solar’s Current Report on Form 8-K filed March 18, 2015 (Commission File No. 001-34044)).

10.49	Fourth Amended and Restated Promissory Note for $150,000, dated March 16, 2015, between Real Goods Solar, Inc. and Riverside Fund III, L.P. (Incorporated by reference to Exhibit 10.3 to Real Goods Solar’s Current Report on Form 8-K filed March 18, 2015 (Commission File No. 001-34044)).

10.50	Security Agreement, dated March 16, 2015, among Real Goods Solar, Inc., Real Goods Energy Tech, Inc., Alteris Renewables, Inc., Mercury Energy, Inc., Real Goods Solar, Inc.—Mercury Solar, Elemental Energy, LLC, Sunetric Management LLC and Riverside Fund III, L.P. (Incorporated by reference to Exhibit 10.4 to Real Goods Solar’s Current Report on Form 8-K filed March 18, 2015 (Commission File No. 001-34044)).

10.51*	Employment Agreement, dated June 1, 2015, between Real Goods Solar, Inc. and Dennis Lacey (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed June 3, 2015 (Commission File No. 001-34044)).

10.52*	Form of Employee Stock Option Agreement (Incorporated by reference to Exhibit 10.2 to Real Goods Solar’s Current Report on Form 8-K filed June 3, 2015 (Commission File No. 001-34044)).

10.53	Form of Conversion Agreement, dated June 24, 2015, between Real Goods Solar, Inc. and Riverside Fund III, L.P. (Incorporated by reference to Exhibit 10.2 to Real Goods Solar’s Quarterly Report on Form 10-Q filed August 10, 2015 (Commission File No. 001-34044)).

10.54	Form of Exchange Agreement, dated June 25, 2015, between Real Goods Solar, Inc. and certain holders of Series A Warrants and Series C Warrants (Incorporated by reference to Exhibit 10.3 to Real Goods Solar’s Quarterly Report on Form 10-Q filed August 10, 2015 (Commission File No. 001-34044)).

10.55	Form of Securities Purchase Agreement, dated June 26, 2015, among Real Goods Solar, Inc. and the investors party thereto (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed June 26, 2015 (Commission File No. 001-34044)).

10.56	Tenth Loan Modification Agreement, dated November 6, 2015, among Real Goods Energy Tech, Inc., Real Goods Trading Corporation, Alteris Renewables, Inc., Real Goods Syndicated, Inc., Mercury Energy, Inc., Real Goods Solar, Inc.—Mercury Solar, Elemental Energy, LLC and Sunetric Management LLC and Silicon Valley Bank (filed previously as Exhibit 10.56 to Real Goods Solar’s Annual Report on Form 10-K filed on April 1, 2016).

10.57	Letter of Intent, dated December 17, 2015, between Real Goods Solar, Inc. and Solar Solutions and Distribution, LLC (filed previously as Exhibit 10.57 to Real Goods Solar’s Annual Report on Form 10-K filed on April 1, 2016).

16.1	Letter of EKS&H LLLP dated April 15, 2015 (Incorporated by reference to Exhibit 16.1 to Real Goods Solar’s Current Report on Form 8-K filed April 15, 2015 (Commission File No. 001-34044)).

21.1	Subsidiaries of the Registrant (filed previously as Exhibit 21.1 to Real Goods Solar’s Annual Report on Form 10-K filed on April 1, 2016).

23.1	Consent of Hein & Associates LLP (filed previously as Exhibit 23.1 to Real Goods Solar’s Annual Report on Form 10-K filed on April 1, 2016).

23.2	Consent of EKS&H (filed previously as Exhibit 23.2 to Real Goods Solar’s Annual Report on Form 10-K filed on April 1, 2016).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished previously as Exhibit 32.1 to Real Goods Solar’s Annual Report on Form 10-K filed on April 1, 2016).

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished previously as Exhibit 32.2 to Real Goods Solar’s Annual Report on Form 10-K filed on April 1, 2016).

101.INS	XBRL Instance Document (filed previously as Exhibit 101.INS to Real Goods Solar’s Annual Report on Form 10-K filed on April 1, 2016).

101.SCH	XBRL Taxonomy Extension Schema (filed previously as Exhibit 101.SCH to Real Goods Solar’s Annual Report on Form 10-K filed on April 1, 2016).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed previously as Exhibit 101.CAL to Real Goods Solar’s Annual Report on Form 10-K filed on April 1, 2016).

101.DEF	XBRL Taxonomy Extension Definition Linkbase (filed previously as Exhibit 101.DEF to Real Goods Solar’s Annual Report on Form 10-K filed on April 1, 2016).

101.LAB	XBRL Taxonomy Extension Label Linkbase (filed previously as Exhibit 101.LAB to Real Goods Solar’s Annual Report on Form 10-K filed on April 1, 2016).

101.PRE	XBRL Taxonomy Extension Presentation Linkbase(filed previously as Exhibit 101.PRE to Real Goods Solar’s Annual Report on Form 10-K filed on April 1, 2016).

*	Indicates management contract or compensatory plan or arrangement.

+	This exhibit excludes schedules and exhibits pursuant to Item 601(b)(2) of Regulation S-K, which the registrant agrees to furnish supplementally to the Securities and Exchange Commission upon request by the Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

Real Goods Solar, Inc.

/s/ Dennis Lacey
By: Dennis Lacey
Chief Executive Officer

April 25, 2016

EXHIBIT INDEX

Exhibit No.	Description

1.1	Placement Agency Agreement, dated February 23, 2015, between Real Goods Solar, Inc. and WestPark Capital, Inc. (Incorporated by reference to Exhibit 1.1 to Real Goods Solar’s Current Report on Form 8-K filed February 24, 2015 (Commission File No. 001-34044)).

1.2	Placement Agency Agreement, dated June 25, 2015, between Real Goods Solar, Inc. and WestPark Capital, Inc. (Incorporated by reference to Exhibit 1.1 to Real Goods Solar’s Current Report on Form 8-K filed June 26, 2015 (Commission File No. 001-34044)).

2.1+	Agreement and Plan of Merger, dated August 8, 2013, among Real Goods Solar, Inc., Real Goods Mercury, Inc. and Mercury Energy, Inc. (Incorporated by reference to Exhibit 2.1 to Real Goods Solar’s Current Report on Form 8-K filed August 9, 2013 (Commission File No. 001-34044)).

2.2+	Asset Purchase Agreement, dated August 9, 2013, among Real Goods Solar, Inc., Real Goods Syndicated, Inc. and Syndicated Solar, Inc. (Incorporated by reference to Exhibit 2.1 to Real Goods Solar’s Current Report on Form 8-K filed August 12, 2013 (Commission File No. 001-34044)).

2.3+	Membership Interest Purchase Agreement, dated March 26, 2014, among Real Goods Solar, Inc., Elemental Energy LLC, Sean Mullen, Beth-Ann Mullen, and Alexander Tiller (Incorporated by reference to Exhibit 2.2 to Real Goods Solar’s Quarterly Report on Form 10-Q filed May 15, 2014 (Commission File No. 001-34044)).

2.4+	First Amendment to Membership Purchase Agreement, dated May 14, 2014, by and among Real Goods Solar, Inc., Elemental Energy LLC, Sean Mullen, Beth-Ann Mullen, and Alexander Tiller (Incorporated by reference to Exhibit 2.2 to Real Goods Solar’s Current Report on Form 8-K filed May 16, 2014 (Commission File No. 001-34044)).

2.5+	Purchase and Sale Agreement, dated December 3, 2014, among Real Goods Solar, Inc., Real Goods Energy Tech, Inc., Real Goods Trading Corporation, John Schaeffer and Nancy Hensley, as Trustees of the John Schaeffer and Nancy Hensley Living Trust and RGTC, Inc. (Incorporated by reference to Exhibit 2.5 to Real Goods Solar’s Annual Report on Form 10-K filed March 31, 2015 (Commission File No. 001-34044)).

3.1	Articles of Incorporation of Real Goods Solar, Inc. (Incorporated by reference to Exhibit 3.1 to Real Goods Solar’s Amendment No. 1 to Registration Statement on Form S-1 filed March 28, 2008 (Commission File No. 333-149092)).

3.2	Bylaws of Real Goods Solar, Inc. (Incorporated by reference to Exhibit 3.2 to Real Goods Solar’s Amendment No. 1 to Registration Statement on Form S-1 filed March 28, 2008 (Commission File No. 333-149092)).

4.1	Form of Real Goods Solar Class A Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to Real Goods Solar’s Amendment No. 5 to Registration Statement on Form S-1 filed May 2, 2008 (Commission File No. 333-149092)).

4.2	Warrant issued to Silicon Valley Bank on March 26, 2013 pursuant to the Second Loan Modification Agreement (Incorporated by reference to Exhibit 10.21 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013 (Commission File No. 001-34044)).

4.3	Warrant issued to Silicon Valley Bank on March 27, 2013 pursuant to the Third Loan Modification Agreement (Incorporated by reference to Exhibit 10.22 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013 (Commission File No. 001-34044)).

4.4	Form of Warrant, dated June 3, 2013, issued to the investors under the Securities Purchase Agreement, dated May 24, 2013, among Real Goods Solar, Inc. and the investors identified therein (Incorporated by reference to Exhibit 4.1 to Real Goods Solar’s Current Report on Form 8-K filed June 3, 2013 (Commission File No. 001-34044)).

4.5	Form of Warrant, dated November 20, 2013 (Incorporated by reference to Exhibit 4.1 to Real Goods Solar’s Current Report on Form 8-K filed November 21, 2013 (Commission File No. 001-34044)).

4.6	Form of Warrant, dated July 2, 2014, issued to the investors under the Securities Purchase Agreement, dated July 2, 2014, among Real Goods Solar, Inc. and the investors identified therein (Incorporated by reference to Exhibit 4.1 to Real Goods Solar’s Current Report on Form 8-K filed July 3, 2014 (Commission File No. 001-34044)).

4.7	Warrant issued to Silicon Valley Bank on June 6, 2014 pursuant to the Joinder and Sixth Loan Modification Agreement (Incorporated by reference to Exhibit 4.1 to Real Goods Solar’s Quarterly Report on Form 10-Q filed August 19, 2014 (Commission File No. 001-34044)).

4.8	Warrant issued to Silicon Valley Bank on November 19, 2014 pursuant to the Seventh Loan Modification and Waiver Agreement (Incorporated by reference to Exhibit 4.8 to Real Goods Solar’s Annual Report on Form 10-K filed March 31, 2015 (Commission File No. 001-34044)).

4.9	Combined Form of Warrant issued to investors on February 26 and 27, 2015 (Incorporated by reference to Exhibit 4.1 to Real Goods Solar’s Current Report on Form 8-K filed February 24, 2015 (Commission File No. 001-34044))

4.10	Form of Warrant to Purchase Common Stock issued to a placement agent on February 27, 2015 (Incorporated by reference to Exhibit 4.2 to Real Goods Solar’s Quarterly Report on Form 10-Q filed May 11, 2015 (Commission File No. 001-34044)).

4.11	Waiver and Amendment Agreement, dated March 31, 2015, among Real Goods Solar, Inc. and the investor party thereto (Incorporated by reference to Exhibit 4.3 to Real Goods Solar’s Quarterly Report on Form 10-Q filed May 11, 2015 (Commission File No. 001-34044)).

4.12	Form of Series F Warrant issued to investors on June 30 and July 1, 2015 (Incorporated by reference to Exhibit 4.1 to Real Goods Solar’s Current Report on Form 8-K filed June 26, 2015 (Commission File No. 001-34044)).

4.13	Form of Warrant to Purchase Common Stock issued to a placement agent on June 30, 2015 (Incorporated by reference to Exhibit 4.3 to Real Goods Solar’s Quarterly Report on Form 10-Q filed August 10, 2015 (Commission File No. 001-34044)).

10.1*	Form of Real Goods Solar, Inc. Employee Stock Option Agreement (Incorporated by reference to Exhibit 10.2 to Real Goods Solar’s Amendment No. 1 to Registration Statement on Form S-1 filed March 28, 2008 (Commission File No. 333-149092)).

10.2*	Amended and Restated Real Goods Solar, Inc. 2008 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed November 18, 2015 (Commission File No. 001-34044)).

10.3	Tax Sharing and Indemnification Agreement between Real Goods Solar, Inc. and Gaiam, Inc. (Incorporated by reference to Exhibit 10.7 to Real Goods Solar’s Amendment No. 3 to Registration Statement on Form S-1 filed April 17, 2008 (Commission File No. 333-149092)).

10.4	Loan and Security Agreement, dated as of December 19, 2011, among Real Goods Energy Tech, Inc., Real Goods Trading Corporation, Earth Friendly Energy Group Holdings, LLC, Alteris Renewables, Inc., Earth Friendly Energy Group, LLC, Solar Works, LLC, Alteris RPS, LLC, Alteris ISI, LLC, and Silicon Valley Bank (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed December 21, 2011 (Commission File No. 001-34044)).

10.5	Amended and Restated Registration Rights Agreement, dated as of December 19, 2011, between Real Goods Solar, Inc. and Riverside Renewable Energy Investments, LLC (Incorporated by reference to Exhibit 10.3 to Real Goods Solar’s Current Report on Form 8-K filed December 21, 2011 (Commission File No. 001-34044)).

10.6	Shareholders Agreement, dated as of December 19, 2011, between Real Goods Solar, Inc. and Riverside Renewable Energy Investments, LLC (Incorporated by reference to Exhibit 10.4 to Real Goods Solar’s Current Report on Form 8-K filed December 21, 2011 (Commission File No. 001-34044)).

10.7	Security Agreement, dated as of December 19, 2011, between Real Goods Solar, Inc. and Silicon Valley Bank (Incorporated by reference to Exhibit 10.2 to Real Goods Solar’s Current Report on Form 8-K filed December 21, 2011 (Commission File No. 001-34044)).

10.8	First Amendment to Tax Sharing Agreement, dated as of December 19, 2011, between Real Goods Solar, Inc. and Gaiam, Inc. (Incorporated by reference to Exhibit 10.17 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013 (Commission File No. 001-34044)).

10.9	Form of Promissory Note issued to Gaiam, Inc. on December 30, 2011 and to Riverside Renewable Energy Investments, LLC on May 4, 2012 and June 20, 2012 (Incorporated by reference to the fourth attachment to the Shareholders Agreement filed as Exhibit 10.6 to this Form 10-K).

10.10*	Confidential Separation Agreement and Release of Claims, dated as of March 31, 2012, by and between Real Goods Solar, Inc. and Erik Zech (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Quarterly Report on Form 10-Q filed May 14, 2012 (Commission File No. 001-34044)).

10.11*	Consulting Agreement, dated as of March 31, 2012, by and between Real Goods Solar, Inc. and Erik Zech (Incorporated by reference to Exhibit 10.2 to Real Goods Solar’s Quarterly Report on Form 10-Q filed May 14, 2012 (Commission File No. 001-34044)).

10.12	First Loan Modification Agreement, dated as of August 28, 2012, among Real Goods Energy Tech, Inc., Real Goods Trading Corporation, Earth Friendly Energy Group Holdings, LLC, Alteris Renewables, Inc., Earth Friendly Energy Group, LLC, Solar Works, LLC, Alteris RPS, LLC, Alteris ISI, LLC and Silicon Valley Bank (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed August 29, 2012 (Commission File No. 001-34044)).

10.13	Loan Commitment, dated as of November 13, 2012, among Real Goods Solar, Inc., Riverside Renewable Energy Investments, LLC and Gaiam, Inc. (Incorporated by reference to Exhibit 10.13 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013 (Commission File No. 001-34044)).

10.14	Second Loan Modification and Reinstatement Agreement, dated as of November 13, 2012, among Silicon Valley Bank, Real Goods Energy Tech, Inc., Real Goods Trading Corporation, Earth Friendly Energy Group Holdings, LLC, Alteris Renewables, Inc., Earth Friendly Energy Group, LLC, Solar Works, LLC, Alteris RPS, LLC, and Alteris ISI, LLC (Incorporated by reference to Exhibit 10.14 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013 (Commission File No. 001-34044)).

10.15	Form of Promissory Note issued to Gaiam, Inc. on December 11, 2012 and to Riverside Renewable Energy Investment LLC on December 13, 2013 pursuant to the Loan Commitment, dated as of November 13, 2012 (Incorporated by reference to Exhibit 10.15 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013 (Commission File No. 001-34044)).

10.16*	Restated Employment Letter, dated as of December 21, 2012, between Kamyar Mofid and Real Goods Solar, Inc. (Incorporated by reference to Exhibit 10.16 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013 (Commission File No. 001-34044)).

10.17	Form of Amended and Restated Promissory Note in the principal amount of $1.7 million issued to Gaiam, Inc. on March 27, 2013 (Incorporated by reference to Exhibit 10.18 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013 (Commission File No. 001-34044)).

10.18	Form of Amended and Restated Promissory Note issued to Riverside Fund III L.P. on March 27, 2013 in the principal amounts of $3 million and $150 thousand, respectively (Incorporated by reference to Exhibit 10.19 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013 (Commission File No. 001-34044)).

10.19	Third Loan Modification Agreement, dated as of March 27, 2013, among Silicon Valley Bank, Real Goods Energy Tech, Inc., Real Goods Trading Corporation, and Alteris Renewables, Inc. (Incorporated by reference to Exhibit 10.20 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013 (Commission File No. 001-34044)).

10.20	Form of Amended and Restated Promissory Note issued to Gaiam, Inc. and Riverside Renewable Energy Investment LLC on March 27, 2013 pursuant to the Loan Commitment, dated as of November 13, 2012 (Incorporated by reference to Exhibit 10.23 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013 (Commission File No. 001-34044)).

10.21*	Employment Letter, dated as of January 30, 2013, between Anthony DiPaolo and Real Goods Solar, Inc. (Incorporated by reference to Exhibit 10.7 to Real Goods Solar’s Quarterly Report on Form 10-Q filed May 15, 2013 (Commission File No. 001-34044)).

10.22*	Employment Letter, dated May 10, 2013, between John Schaeffer and Real Goods Solar, Inc. (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Quarterly Report on Form 10-Q filed August 13, 2013 (Commission File No. 001-34044)).

10.23	Securities Purchase Agreement, dated May 24, 2013, among Real Goods Solar, Inc. and the investors thereunder (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed May 24, 2013 (Commission File No. 001-34044)).

10.24	Form of Second Amended and Restated Promissory Note issued to Riverside Fund III, L.P. on May 21, 2013 in the principal amounts of $3.0 million and $150,000, respectively (Incorporated by reference to Exhibit 10.3 to Real Goods Solar’s Current Report on Form 8-K filed May 24, 2013 (Commission File No. 001-34044)).

10.25	Registration Rights Agreement, dated June 3, 2013, among Real Goods Solar, Inc. and the investors under the Securities Purchase Agreement, dated May 24, 2013, among Real Goods Solar, Inc. and such investors (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed June 3, 2013 (Commission File No. 001-34044)).

10.26	Pre-Voting Agreement, dated August 8, 2013, among Mercury Energy, Inc., Real Goods Solar, Inc., Timothy Greener, Peter Kaufmann and Richard D. White (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed August 9, 2013 (Commission File No. 001-34044)).

10.27	Joinder and Fourth Loan Modification Agreement, dated September 26, 2013, among Real Goods Energy Tech, Inc., Real Goods Trading Corporation, Alteris Renewables, Inc., Real Goods Syndicated, Inc. and Silicon Valley Bank (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed September 27, 2013 (Commission File No. 001-34044)).

10.28	Intellectual Property Security Agreement, dated September 26, 2013, among Real Goods Energy Tech, Inc., Real Goods Trading Corporation, Alteris Renewables, Inc., Real Goods Syndicated, Inc., Real Goods Solar, Inc. and Silicon Valley Bank (Incorporated by reference to Exhibit 10.2 to Real Goods Solar’s Current Report on Form 8-K filed September 27, 2013 (Commission File No. 001-34044)).

10.29	Fifth Loan Modification Agreement, dated as of November 5, 2013, among Real Goods Energy Tech, Inc., Real Goods Trading Corporation, Alteris Renewables, Inc., Real Goods Syndicated, Inc., and Silicon Valley Bank (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed November 5, 2013 (Commission File No. 001-34044)).

10.30	Agreement, dated November 5, 2013, among Gaiam, Inc., Riverside Renewable Energy Investments, LLC and Real Goods Solar, Inc. (Incorporated by reference to Exhibit 10.2 to Real Goods Solar’s Current Report on Form 8-K filed November 5, 2013 (Commission File No. 001-34044)).

10.31	Waiver Agreement, dated March 25, 2014, among Real Goods Energy Tech, Inc., Real Goods Trading Corporation, Alteris Renewables, Inc., Real Goods Syndicated, Inc. and Silicon Valley Bank (Incorporated by reference to Exhibit 10.2 to Real Goods Solar’s Quarterly Report on Form 10-Q filed May 15, 2014 (Commission File No. 001-34044)).

10.32	Securities Purchase Agreement, dated July 2, 2014, among Real Goods Solar, Inc. and the investors thereunder (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed July 3, 2014 (Commission File No. 001-34044)).

10.33	Form of Registration Rights Agreement, dated July 9, 2014, among Real Goods Solar, Inc. and the investors under the Securities Purchase Agreement, dated July 2, 2014, among Real Goods Solar, Inc. and such investors (Incorporated by reference to Exhibit 10.2 to Real Goods Solar’s Current Report on Form 8-K filed July 3, 2014 (Commission File No. 001-34044)).

10.34	Settlement and Release Agreement, dated May 12, 2014, by and among Real Goods Solar, Inc., Real Goods Syndicated, Inc., Syndicated Solar, Inc. (Delaware), Syndicated Solar, In. (California) and Justin Pentelute (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Quarterly Report on Form 10-Q filed August 19, 2014 (Commission File No. 001-34044)).

10.35	Joinder and Sixth Loan Modification Agreement, dated June 6, 2014, among Real Goods Energy Tech, Inc., Real Goods Trading Corporation, Alteris Renewables, Inc., Real Goods Syndicated, Inc., Mercury Energy, Inc., Real Goods Solar, Inc. - Mercury Solar, Elemental Energy, LLC, Sunetric Management LLC and Silicon Valley Bank (Incorporated by reference to Exhibit 10.2 to Real Goods Solar’s Quarterly Report on Form 10-Q filed August 19, 2014 (Commission File No. 001-34044)).

10.36	Intellectual Property Security Agreement, dated June 6, 2014, among Mercury Energy, Inc., Real Goods Solar, Inc. - Mercury Solar, Elemental Energy, LLC, Sunetric Management LLC and Silicon Valley Bank (Incorporated by reference to Exhibit 10.3 to Real Goods Solar’s Quarterly Report on Form 10-Q filed August 19, 2014 (Commission File No. 001-34044)).

10.37	Second Amended and Restated Unconditional Guaranty, dated June 6, 2014, between Real Goods Solar, Inc. and Silicon Valley Bank (Incorporated by reference to Exhibit 10.4 to Real Goods Solar’s Quarterly Report on Form 10-Q filed August 19, 2014 (Commission File No. 001-34044)).

10.38	Second Amended and Restated Security Agreement, dated June 6, 2014, between Real Goods Solar, Inc. and Silicon Valley Bank (Incorporated by reference to Exhibit 10.5 to Real Goods Solar’s Quarterly Report on Form 10-Q filed August 19, 2014 (Commission File No. 001-34044)).

10.39*	Confidential Separation Agreement and Release, dated August 18, 2014, between Real Goods Solar, Inc. and Kamyar Mofid (Incorporated by reference to Exhibit 10.3 to Real Goods Solar’s Quarterly Report on Form 10-Q filed November 19, 2014 (Commission File No. 001-34044)).

10.40	Form of Third Amended and Restated Promissory Note issued to Riverside Fund III, L.P. on August 18, 2014 in the principal amounts of $3.0 million and $150,000, respectively (Incorporated by reference to Exhibit 10.4 to Real Goods Solar’s Quarterly Report on Form 10-Q filed November 19, 2014 (Commission File No. 001-34044)).

10.41	Waiver Agreement, dated August 19, 2014, among Real Goods Energy Tech, Inc., Real Goods Trading Corporation, Alteris Renewables, Inc., Real Goods Syndicated, Inc., Mercury Energy, Inc., Real Goods Solar, Inc. – Mercury Solar, Elemental Energy, LLC, Sunetric Management, LLC and Silicon Valley Bank (Incorporated by reference to Exhibit 10.5 to Real Goods Solar’s Quarterly Report on Form 10-Q filed November 19, 2014 (Commission File No. 001-34044)).

10.42	Seventh Loan Modification Agreement, dated November 19, 2014, among Real Goods Energy Tech, Inc., Real Goods Trading Corporation, Alteris Renewables, Inc., Real Goods Syndicated, Inc., Mercury Energy, Inc., Real Goods Solar, Inc. - Mercury Solar, Elemental Energy, LLC, Sunetric Management LLC and Silicon Valley Bank (Incorporated by reference to Exhibit 10.42 to Real Goods Solar’s Annual Report on Form 10-K filed March 31, 2015 (Commission File No. 001-34044)).

10.43	Eighth Loan Modification Agreement, dated January 30, 2015, among Real Goods Energy Tech, Inc., Real Goods Trading Corporation, Alteris Renewables, Inc., Real Goods Syndicated, Inc., Mercury Energy, Inc., Real Goods Solar, Inc.—Mercury Solar, Elemental Energy, LLC, Sunetric Management LLC and Silicon Valley Bank (Incorporated by reference to Exhibit 10.4 to Real Goods Solar’s Quarterly Report on Form 10-Q filed May 11, 2015 (Commission File No. 001-34044)).

10.44	Form of Securities Purchase Agreement, dated February 23, 2015, among Real Goods Solar, Inc. and the investors thereunder (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed February 24, 2015 (Commission File No. 001-34044)).

10.45	Form of Lock-Up Agreement, dated February 23, 2015, entered into among Real Goods Solar, Inc. and the investors under the Securities Purchase Agreement, dated February 23, 2015, among Real Goods Solar, Inc. and such investors (Incorporated by reference to Exhibit 10.2 to Real Goods Solar’s Current Report on Form 8-K filed February 24, 2015 (Commission File No. 001-34044)).

10.46	Form of Voting Agreement, dated February 23, 2015, entered into among Real Goods Solar, Inc. and the investors under the Securities Purchase Agreement, dated February 23, 2015, among Real Goods Solar, Inc. and such investors (Incorporated by reference to Exhibit 10.3 to Real Goods Solar’s Current Report on Form 8-K filed February 24, 2015 (Commission File No. 001-34044)).

10.47	Ninth Loan Modification Agreement, dated March 16, 2015, among Real Goods Energy Tech, Inc., Real Goods Trading Corporation, Alteris Renewables, Inc., Real Goods Syndicated, Inc., Mercury Energy, Inc., Real Goods Solar, Inc.—Mercury Solar, Elemental Energy, LLC and Sunetric Management LLC and Silicon Valley Bank (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed March 18, 2015 (Commission File No. 001-34044)).

10.48	Fourth Amended and Restated Promissory Note for $3,000,000, dated March 16, 2015, between Real Goods Solar, Inc. and Riverside Fund III, L.P. Bank (Incorporated by reference to Exhibit 10.2 to Real Goods Solar’s Current Report on Form 8-K filed March 18, 2015 (Commission File No. 001-34044)).

10.49	Fourth Amended and Restated Promissory Note for $150,000, dated March 16, 2015, between Real Goods Solar, Inc. and Riverside Fund III, L.P. (Incorporated by reference to Exhibit 10.3 to Real Goods Solar’s Current Report on Form 8-K filed March 18, 2015 (Commission File No. 001-34044)).

10.50	Security Agreement, dated March 16, 2015, among Real Goods Solar, Inc., Real Goods Energy Tech, Inc., Alteris Renewables, Inc., Mercury Energy, Inc., Real Goods Solar, Inc.—Mercury Solar, Elemental Energy, LLC, Sunetric Management LLC and Riverside Fund III, L.P. (Incorporated by reference to Exhibit 10.4 to Real Goods Solar’s Current Report on Form 8-K filed March 18, 2015 (Commission File No. 001-34044)).

10.51*	Employment Agreement, dated June 1, 2015, between Real Goods Solar, Inc. and Dennis Lacey (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed June 3, 2015 (Commission File No. 001-34044)).

10.52*	Form of Employee Stock Option Agreement (Incorporated by reference to Exhibit 10.2 to Real Goods Solar’s Current Report on Form 8-K filed June 3, 2015 (Commission File No. 001-34044)).

10.53	Form of Conversion Agreement, dated June 24, 2015, between Real Goods Solar, Inc. and Riverside Fund III, L.P. (Incorporated by reference to Exhibit 10.2 to Real Goods Solar’s Quarterly Report on Form 10-Q filed August 10, 2015 (Commission File No. 001-34044)).

10.54	Form of Exchange Agreement, dated June 25, 2015, between Real Goods Solar, Inc. and certain holders of Series A Warrants and Series C Warrants (Incorporated by reference to Exhibit 10.3 to Real Goods Solar’s Quarterly Report on Form 10-Q filed August 10, 2015 (Commission File No. 001-34044)).

10.55	Form of Securities Purchase Agreement, dated June 26, 2015, among Real Goods Solar, Inc. and the investors party thereto (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed June 26, 2015 (Commission File No. 001-34044)).

10.56	Tenth Loan Modification Agreement, dated November 6, 2015, among Real Goods Energy Tech, Inc., Real Goods Trading Corporation, Alteris Renewables, Inc., Real Goods Syndicated, Inc., Mercury Energy, Inc., Real Goods Solar, Inc.—Mercury Solar, Elemental Energy, LLC and Sunetric Management LLC and Silicon Valley Bank (filed previously as Exhibit 10.56 to Real Goods Solar’s Annual Report on Form 10-K filed on April 1, 2016).

10.57	Letter of Intent, dated December 17, 2015, between Real Goods Solar, Inc. and Solar Solutions and Distribution, LLC (filed previously as Exhibit 10.57 to Real Goods Solar’s Annual Report on Form 10-K filed on April 1, 2016).

16.1	Letter of EKS&H LLLP dated April 15, 2015 (Incorporated by reference to Exhibit 16.1 to Real Goods Solar’s Current Report on Form 8-K filed April 15, 2015 (Commission File No. 001-34044)).

21.1	Subsidiaries of the Registrant (filed previously as Exhibit 21.1 to Real Goods Solar’s Annual Report on Form 10-K filed on April 1, 2016).

23.1	Consent of Hein & Associates LLP (filed previously as Exhibit 23.1 to Real Goods Solar’s Annual Report on Form 10-K filed on April 1, 2016).

23.2	Consent of EKS&H (filed previously as Exhibit 23.2 to Real Goods Solar’s Annual Report on Form 10-K filed on April 1, 2016).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished previously as Exhibit 32.1 to Real Goods Solar’s Annual Report on Form 10-K filed on April 1, 2016).

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished previously as Exhibit 32.2 to Real Goods Solar’s Annual Report on Form 10-K filed on April 1, 2016).

101.INS	XBRL Instance Document (filed previously as Exhibit 101.INS to Real Goods Solar’s Annual Report on Form 10-K filed on April 1, 2016).

101.SCH	XBRL Taxonomy Extension Schema (filed previously as Exhibit 101.SCH to Real Goods Solar’s Annual Report on Form 10-K filed on April 1, 2016).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed previously as Exhibit 101.CAL to Real Goods Solar’s Annual Report on Form 10-K filed on April 1, 2016).

101.DEF	XBRL Taxonomy Extension Definition Linkbase (filed previously as Exhibit 101.DEF to Real Goods Solar’s Annual Report on Form 10-K filed on April 1, 2016).

101.LAB	XBRL Taxonomy Extension Label Linkbase (filed previously as Exhibit 101.LAB to Real Goods Solar’s Annual Report on Form 10-K filed on April 1, 2016).

101.PRE	XBRL Taxonomy Extension Presentation Linkbase(filed previously as Exhibit 101.PRE to Real Goods Solar’s Annual Report on Form 10-K filed on April 1, 2016).

*	Indicates management contract or compensatory plan or arrangement.
+	This exhibit excludes schedules and exhibits pursuant to Item 601(b)(2) of Regulation S-K, which the registrant agrees to furnish supplementally to the Securities and Exchange Commission upon request by the Commission.