Form 10-Q
period 2016-03-31
Real Goods Solar, Inc.
filed 2016-05-12
CIK 1425565

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES   ☐     NO   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 9, 2015
Class A Common Stock ($.0001 par value)	12,561,943

REAL GOODS SOLAR, INC.

FORM 10-Q

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report may contain forward-looking statements that involve risks and uncertainties. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they provide our current beliefs, expectations, assumptions and forecasts about future events, and include statements regarding our future results of operations and financial position, business strategy, budgets, projected costs, plans and objectives of management for future operations. The words “anticipate,” “believe,” “plan,” “estimate,” “expect,” “future,” “intend,” “may,” “will” and similar expressions as they relate to us are intended to identify such forward-looking statements. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements.

Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, without limitation, the following: our ability to operate with our existing financial resources or raise funds to meet our financial obligations and implement our strategy; our history of operating losses; our ability to achieve profitability; our success in implementing our plans to increase future sales, installations and revenue and to decrease costs; the impact of our present indebtedness and projected future borrowings on our financial health and our ability to pay interest and principal on our indebtedness, including our convertible notes due April 1, 2019; restrictions imposed by our present indebtedness; our ability to satisfy the conditions under the convertible notes due April 1, 2019 permitting release of funds from the restricted collateral account and for payments to be made in shares of our Class A common stock; restrictions on certain transactions and potential premiums and penalties under the terms of our convertible notes due April 1, 2016, our Series G warrants and registration rights agreements with the holders of our convertible notes due April 1, 2016 and our Series G warrants; rules, regulations and policies pertaining to electricity pricing and technical interconnection of customer-owned electricity generation such as net energy metering; the continuation and level of government subsidies and incentives for solar energy; our failure to timely or accurately complete financing paperwork on behalf of customers; the adoption and general demand for solar energy; the impact of a drop in the price of conventional energy on demand for solar energy systems; existing and new regulations impacting solar installations including electric codes; delays or cancellations for system installations where revenue is recognized on a percentage-of-completion basis; seasonality of customer demand and adverse weather conditions inhibiting our ability to install solar energy systems; changing and updating technologies and the issues presented by these new technologies related to customer demand and our product offering; geographic concentration of revenue from the sale of solar energy systems in east coast states, Hawaii and California; loss of key personnel and ability to attract necessary personnel; loss or suspension of licenses required for installation of solar energy systems; adverse outcomes arising from litigation and legal disputes; the potential impact of the ongoing U.S. Securities and Exchange Commission investigation; our ability to continue to obtain services and components from suppliers, installers and other vendors; disruption of our supply chain from equipment manufacturers and potential shortages of components for solar energy systems; conditions affecting international trade having an adverse effect on the supply or pricing of components for solar energy systems; factors impacting the timely installation of solar energy systems; competition; costs associated with safety and construction risks; continued access to competitive third party financiers to finance customer solar installations; our ability to meet customer expectations; risks and liabilities associated with placing employees and technicians in our customers’ homes and businesses; product liability claims; warranty claims and failure by manufacturers to perform under their warranties to us; increases in interest rates and tightening credit markets; continued or future non-compliance with Nasdaq’s continued listing requirements; our inability to maintain effective disclosure controls and procedures and internal control over financial reporting; volatile market price of our Class A common stock; possibility of future dilutive issuances of securities and its impact on our ability to obtain additional financing; the low likelihood that we will pay any cash dividends on our Class A common stock for the foreseeable future; compliance with public reporting requirements; anti-takeover provisions in our organizational documents; the significant ownership and voting power of our Class A common stock held by Riverside Renewable Energy Investments, LLC (“Riverside”); and such other factors as discussed throughout Part I, Item 1A, Risk Factors and Part II, Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2015 and Part I, Item 2, Management’s Discussion and Analysis of Financial Conditions and Results of Operations and Part II, Item 1A, Risk Factors included in this report.

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

Unaudited Interim Condensed Consolidated Financial Statements

We have prepared our unaudited interim condensed consolidated financial statements included herein pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to these rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In our opinion, the unaudited interim condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly, in all material respects, our consolidated financial position as of March 31, 2016, the interim results of operations for the three months ended March 31, 2016 and 2015, and cash flows for the three months ended March 31, 2016 and 2015. These interim statements have not been audited. The balance sheet as of December 31, 2015 was derived from our audited consolidated financial statements included in our annual report on Form 10-K. The interim condensed consolidated financial statements contained herein should be read in conjunction with our audited financial statements, including the notes thereto, for the year ended December 31, 2015.

REAL GOODS SOLAR, INC.

Condensed Consolidated Balance Sheets (unaudited)

(in thousands, except share data)	March 31, 2016	December 31, 2015

ASSETS
Current assets:
Cash	$188	$594
Accounts receivable, net	4,089	4,374
Costs in excess of billings	288	930
Inventory, net	1,521	2,051
Deferred costs on uncompleted contracts	756	935
Other current assets	896	662
Current assets of discontinued operations	2,712	2,853

Total current assets	10,450	12,399
Property and equipment, net	887	1,015
Goodwill	1,338	1,338
Net investment in sales-type leases and other assets	1,544	1,405
Noncurrent assets of discontinued operations	748	878

Total assets	$14,967	$17,035

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Line of credit	$4,085	$774
Accounts payable	6,919	9,121
Accrued liabilities	1,327	1,278
Billings in excess of costs on uncompleted contracts	829	858
Deferred revenue and other current liabilities	592	918
Current liabilities of discontinued operations	4,176	4,510

Total current liabilities	17,928	17,459
Other liabilities	912	22
Common stock warrant liability	302	342
Noncurrent liabilities of discontinued operations	225	225

Total liabilities	19,367	18,048

Commitments and contingencies (Note. 5)
Shareholders’ equity:
Class A common stock, $.0001 par value, 150,000,000 shares authorized, 12,561,201 and 12,301,173 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	8	8
Additional paid-in capital	156,697	156,433
Accumulated deficit	(161,105)	(157,454)

Total shareholders’ deficit	(4,400)	(1,013)

Total liabilities and shareholders’ deficit	$14,967	$17,035

See accompanying notes.

REAL GOODS SOLAR, INC.

Condensed Consolidated Statements of Operations

	For the Three Months Ended March 31,
(in thousands, except per share data)	2016	2015
	(unaudited)
Net revenue	$4,939	$10,610
Cost of goods sold	4,856	9,713

Gross profit	83	897

Expenses:
Selling and operating	2,192	4,071
General and administrative	1,297	1,667
Share based compensation	165	245
Restructuring costs	37	21
Litigation	24	—
Depreciation and amortization	108	150

Total expenses	3,823	6,154
Loss from continuing operations	(3,740)	(5,257)
Other income	9	110
Interest expense, net	(39)	(225)
Change in valuation of warrants, net	(42)	1,755

Loss before income taxes	(3,812)	(3,617)
Income tax (expense) benefit	—	65

Loss from continuing operations, net of tax	(3,812)	(3,552)
Income (loss) from discontinued operations, net of tax	161	(182)

Net loss	$(3,651)	$(3,734)

Net loss per share – basic and diluted:
From continuing operations	$(0.30)	$(1.24)
From discontinued operations	0.01	(0.06)

Net loss per share – basic and diluted	$(0.29)	$(1.30)

Weighted-average shares outstanding:
Basic and diluted	12,431	2,871

See accompanying notes.

REAL GOODS SOLAR, INC.

Condensed Consolidated Statements of Changes in Equity (Deficit) (unaudited)

	Class A Common Stock		Additional	Accumulated	Total Shareholders’
(in thousands, except share data)	Shares	Amount	Paid - in Capital	Deficit	Deficit
Balances, January 1, 2016	12,301,173	$8	$156,433	$(157,454)	$(1,013)
Issuance of common stock and other equity changes related to compensation	—	—	165	—	165
Proceeds from warrant exercises, net of costs	41,340	—	17	—	17
Adjustment to common stock warrant liability for warrants exercised/exchanged	218,688	—	82	—	82
Net loss	—	—	—	(3,651)	(3,651)
Balances, March 31, 2016	12,561,201	$8	$156,697	$(161,105)	$(4,400)

REAL GOODS SOLAR, INC.

Condensed Consolidated Statements of Cash Flows

	For the Three Months Ended March 31, (unaudited)
(in thousands except share data)	2016	2015
Operating activities
Net loss	$(3,651)	$(3,734)
Income (loss) from discontinued operations	161	(182)
Loss from continuing operations	(3,812)	(3,552)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities – continuing operations:
Depreciation	108	150
Share-based compensation	165	245
Change in valuation of warrants, net	42	(1,755)
Loss (gain) on sale of assets	17	(100)
Deferred interest on related party debt	—	95
Bad debt expense	100	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	185	1,772
Costs in excess of billings on uncompleted contracts	642	535
Inventory, net	530	926
Deferred costs on uncompleted contracts	179	(611)
Net investment in sales-type leases and other assets	(139)	(1,631)
Other current assets	(236)	(379)
Accounts payable, net of non-cash items	(1,251)	(2,025)
Accrued liabilities	49	(377)
Billings in excess of costs on uncompleted contracts	(29)	10
Deferred revenue and other current liabilities	(326)	(976)
Other liabilities	—	(24)
Net cash used in operating activities – continuing operations	(3,776)	(7,697)
Net cash provided by operating activities – discontinued operations	98	2,795
Net cash used in operating activities	(3,678)	(4,902)
Investing activities
Purchase of property and equipment	—	(129)
Proceeds from sale of property and equipment	3	118
Net cash provided by (used in) investing activities	3	(11)
Financing activities
Principal borrowings on revolving line of credit	7,194	12,272
Principal payments on revolving line of credit	(3,942)	(14,662)
Proceeds from sale of common stock and warrant exercises, net of costs	17	6,348
Net cash provided by financing activities	3,269	3,958
Net change in cash	(406)	(955)
Cash and cash equivalents at beginning of period	594	1,947
Cash and cash equivalents at end of period	$188	$992
Supplemental cash flow information
Income taxes paid	$—	$—
Interest paid	$27	$72
Non-cash items
Transfer from accounts payable to other liabilities for amounts paid by insurance carrier	$892	$—
Transfer of accounts payable to vendor to line of credit	$59	$—
Change in common stock warrant liability in conjunction with exercise of warrants	$82	$2,861
Common stock warrant liability recorded in conjunction with February 2015 Offering	$—	$12,033

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

Liquidity and Financial Resources Update

The Company has experienced recurring operating losses and negative cash flow from operations in recent years. As a result of these losses:

•	The Company was in technical default of certain covenants contained in its credit facility with Silicon Valley Bank (“SVB”) both as of December 31, 2015 and as of December 31, 2014. As discussed in Note 3. Revolving Line of Credit, Solar Solutions and Distribution, LLC, a Colorado-based renewable energy solutions company (“Solar Solutions”) acquired SVB’s loan to the Company on January 19, 2016 and the Company obtained a waiver of the technical defaults at that time. On that date the loan was further modified providing the Company with improved terms, such as an expanded definition of the loan’s borrowing base.

•	The Company did not pay vendors on a timely basis and, accordingly, experienced difficulties obtaining credit terms from its equipment suppliers.

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

During 2015, the Company raised aggregate proceeds of $15.0 million in two capital raising transactions. As discussed in Note 6. Shareholders’ Equity, on April 1, 2016 the Company issued $10.0 million of convertible notes and Series G warrants, raising net proceeds of $9.4 million (the “2016 Offering”). Under the terms of a registration rights agreement entered into in conjunction with the 2016 Offering, the Company was required to file a registration statement with the Securities and Exchange Commission registering for resale the maximum number of shares of Class A common stock issuable pursuant to the terms of the convertible notes and Series G warrants. Upon the effectiveness of the resale registration statement, the Company anticipated, based upon the schedule for releases of cash from the restricted collateral accounts, that the expected amount and timing of cash receipts would allow the Company to execute its 2016 business plan. On May 12, 2016, the Company agreed to request withdrawal of its registration statement and in exchange the investors in the 2016 Offering (the “Investors”) agreed (i) to release $1 million from the collateral accounts on the 3rd business day following the Company’s filing of a Current Report on Form 8-K disclosing that it has received shareholder approval pursuant to NASDAQ Rule 5635(d) to issue shares of Class A common stock pursuant to the terms of the Notes without giving effect to the exchange cap set forth therein in an amount that may exceed 20% of the Company’s issued and outstanding shares of Class A common stock before the issuance of the Notes and the exercise of the Series G warrants without giving effect to the exercise floor price set forth therein, (ii) the Company would be eligible for an additional release of $1 million on the 5th day following the date the Investors are eligible to resell shares of Class A common stock pursuant to Securities Act Rule 144, which is expected to be October 1, 2016; (iii) subsequent releases from the collateral accounts will occur on the current schedule following the Rule 144 eligibility date; and (iv) the first payment of principal and interest under the Notes would be due on November 1, 2016. The Company has scheduled a shareholder meeting on May 27, 2016 to seek the required approval to issue shares of Class A common stock in exchange for the notes and Series G warrants issued in the 2016 Offering. As a result of this change in circumstances, the amount and timing of the release of cash from the collateral accounts is different than initially anticipated. The Company has engaged an investment banking firm with the goal of raising capital in the form of debt or equity within the next 90 days in order to provide it with additional operating capital and as an element of its plan to regain compliance with NASDAQ rules as discussed below. There can be no assurance that the Company will be successful in raising capital. This report shall not constitute an offer to sell or the solicitation of an offer to buy any security.

The Company has prepared its business plan for 2016 and believes it has sufficient financial resources to operate for the ensuing 12-month period from March 31, 2016. The Company objectives in preparing this plan included (i) expanding the size of the Company’s sales and construction organizations to generate gross margin that is in excess of its reduced fixed operating cost infrastructure and (ii) thereby reducing the Company’s present operating losses and returning the Company to profitable operations in the future. Elements of this plan include, among others, (i) realizing operating costs savings from reductions in staff, of which substantially all had been achieved by March 31, 2016, (ii) the positive impact of the strategic decision to exit the large commercial segment which operated at both a substantial cash and operating loss, (iii) hiring and training additional field and e-sales force personnel to grow sales, (iv) optimizing the Company’s construction capability through authorized third-party integrators to realize the revenue from installation of the Company’s backlog and minimize the impact on gross margin of idle construction crew time, (v) changing the mix of marketing expenditures to achieve a lower cost of acquisition than that employed in prior periods, (vi) realizing the benefits of new vendor terms negotiated by the Company during the last half of 2015 that will reduce the cost of equipment acquired by the Company, (vii) increasing the sales and installations with small commercial customers, and (viii) continued internal efforts to accelerate the conversion of the Company’s accounts receivable to cash. The Company believes that as a result of (i) additional capital expected from the engagement of the investment banking firm described above, (ii) additional capital from the release of portions of the $9.25 million in cash currently in collateral accounts from the 2016 Offering, (iii) replacing SVB with Solar Solutions for its credit facility on improved terms for the ensuing 12 months, and (iv) the actions it has already implemented to reduce its fixed operating cost infrastructure, the Company has sufficient financial resources to operate for the ensuing 12 months. In the event the Company is unable to successfully implement its 2016 business plan or is unable to either complete a capital raise as describe above or receive cash from the collateral accounts from the 2016 Offering as anticipated, then the Company would attempt to enact further reductions in costs, which would have a materially adverse impact on future operations.

2. Significant Accounting Policies

The Company made no changes to its significant accounting policies during the three months ended March 31, 2016.

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company’s management in accordance with GAAP for interim financial information and in compliance with the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, these unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of our management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the expected results for the year ending December 31, 2016. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015. Intercompany balances and transactions have been eliminated.

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

Certain amounts in the 2015 financial statements have been reclassified to conform to the current year presentation.

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

To reflect changes in the fair values of its outstanding warrants the Company recorded to its common stock warrant liability, a net noncash increase of $0.04 million during the three months ended March 31, 2016 and a decrease of $1.8 million during the three months ended March 31, 2015. In the event warrants are exercised or expire without being exercised, the fair value is reduced by the number of warrants exercised or expired multiplied by the fair value of each warrant at the time of exercise or expiration, with a credit to additional paid-in capital.

The table below summarizes the Company’s derivative warrant activity, adjusted to reflect the one-for-twenty reverse stock split on May 18, 2015 for the three months ended March 31, 2016:

	2013 & 2014 Issuances	2015 Issuances	Total
Warrants outstanding at December 31, 2015	628,204	274,728	902,932
Issuances	-	20,670	20,670
Anti-dilution adjustments	-	2,235	2,235
Exchanged for common stock	-	(185,831)	(185,831)
Exercised	-	(41,340)	(41,340)
Warrants outstanding at March 31, 2016	628,204	70,462	698,666

	2013 & 2014 Issuances	2015 Issuances	Total
Value of warrants at December 31, 2015	$193	$149	$342
Adjustment for warrants exercised/extinguished	-	(82)	(82)
Changes in fair value, net	68	(26)	42
Value of warrants at March 31, 2016	$261	$41	$302

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

 The following tables summarize the basis used to measure certain financial assets and liabilities at fair value on a recurring basis in the condensed consolidated balance sheets:

Balance at March 31, 2016 (in thousands)	Total	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Common stock warrant liability	$302	$—	$—	$302

For the Company’s Level 3 measures, which represent common stock warrants, fair value is based on a Monte Carlo pricing model that is based, in part, upon unobservable inputs for which there is little or no market data, requiring the Company to develop its own. The Company used a market approach to valuing these derivative liabilities.

The following table shows the reconciliation from the beginning to the ending balance for the Company’s common stock warrant liability measured at fair value on a recurring basis using significant unobservable inputs (i.e. Level 3) for the three months ended March 31, 2016:

(in thousands)	Fair Value Measurements Using Significant Unobservable Inputs
Fair value of common stock warrant liability at December 31, 2015	$342
Change in the fair value of common stock warrant liability, net	42
Adjustment for warrants exercised/extinguished	(82)

Fair value of common stock warrant liability at March 31, 2016	$302

Recently Issued Accounting Standards

ASU 2016-09

On March 30, 2016, the FASB issued Accounting Standards Update 2016-09 (“ASU 2016-09”), Simplifying Employee Share-Based Payment Accounting, which was issued to simplify some of the accounting guidance for share-based compensation. Among the areas impacted by the amendments in this ASU is the accounting for income taxes related to share-based payments, accounting for forfeitures, classification of awards as equity or liabilities, and classification on the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. The Company expects to adopt this ASU on January 1, 2017. Management is evaluating the impact that the adoption of this ASU will have on its consolidated financial position, results of operations and cash flows.

ASU 2016-02

On February 25, 2016, the FASB issued Accounting Standards Update No. 2016-02 (“ASU 2016-02”), Leases, which requires lessees to record a lease liability and right-of-use asset on the consolidated balance sheet. While the new guidance for lessors is largely unchanged, sales-type leases must apply a modified retrospective approach for leases existing at the earliest reported comparative period. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods therein. Early adoption is permitted and the Company is assessing the impact of ASU 2016-02 on its condensed consolidated financial statements.

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

The amendments in ASU 2014-09 are effective for the Company on January 1, 2015. The Company is assessing the impact of ASU 2014-09 on its consolidated financial statements.

3. Revolving Line of Credit

On January 19, 2016 the Company entered into a waiver and consent agreement with Silicon Valley Bank (“SVB”) in which it consented to the assignment of the revolving credit facility to Solar Solutions and Distribution, LLC, a Colorado-based renewable energy solutions company (“Solar Solutions”), and waived any claims against SVB. On January 19, 2016, Solar Solutions acquired the revolving credit facility from SVB.

On March 30, 2016 the Company entered into an Amended and Restated Loan Agreement with Solar Solutions (the “Loan”) which, among other items, (i) extended the term to March 31, 2017, and (ii) allowed for certain eligible inventories to be included in the borrowing base.

The Loan provides for advances not to exceed a maximum amount based upon a borrowing base availability of 75% of eligible accounts receivable and 25% of eligible inventory as defined in the Loan. The maximum amount of the Loan is currently $5.0 million, and is reduced to $4.0 million on October 1, 2016 and to $3.0 million on January 1, 2017. Borrowings bear interest at the greater of (a) the greater of the prime rate or 4.00%, plus 3.00%, and (b) 7.00%. The amended maturity date for the Loan is currently March 31, 2017. The line of credit has a facility fee of 2.0% per year of the average daily unused portion of the available line of credit and a loan administration and collateral monitoring labor fee of $4,000 per month.

As of March 31, 2016 the Company had a balance outstanding under the Loan of $4.1 million and as of December 31, 2015, the Company had a line of credit outstanding with SVB of $0.8 million, accruing interest at 7% and 8% per annum, respectively.

4. Related Party Transactions

Riverside is currently the Company’s largest shareholder and held approximately 13.4% of the Company’s issued and outstanding shares of Class A common stock as of March 31, 2016. Pursuant to the terms of a Shareholders Agreement, Riverside has the right to designate a certain number of individuals for appointment or nomination to our Board of Directors, tied to its ownership of the Company’s Class A common stock.

5. Commitments and Contingencies

The Company leases offices and warehouse space through non-cancelable operating leases. Some of these leases contain escalation clauses, based on increases in property taxes and building operating costs, and renewal options ranging from one month to three years.

The Company also leases a fleet of vehicles classified as operating leases. The lease terms range from 36 to 60 months.

The following schedule represents the remaining future minimum payments of all leases as of March 31, 2016:

(in thousands)
2016	$578
2017	191
2018	87
2019 and thereafter	12
$868

The Company incurred rent expense of $0.2 million and $0.3 million for the three months ended March 31, 2016 and 2015, respectively.

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

On July 9, 2014, the Company completed a private offering of approximately $7.0 million of its Class A common stock and warrants (the “July 2014 PIPE Offering”) at a price per unit of $48.00 ($2.40 pre-reverse split). Subsequently, the Company’s stock price has declined to $0.63 as of December 31, 2015 and five of the investors that participated in the offering (out of approximately 20 total investors that participated in the offering) asserted claims against the Company in three separate lawsuits alleging certain misrepresentations and omissions in the offering. The Company subsequently reached settlements with all five investors. The Company recorded a charge to operations of $0.5 million as of June 30, 2015, in recognition of the loss contingency for the July 2014 PIPE offering. That charge was equal to the retention under the Company’s 2014-15 Officers and Directors liability insurance policy as the Company expects the insurance policy will cover any future claims in excess of the retention limit.

On June 29, 2015, the Company received a subpoena from the U.S. Securities and Exchange Commission requesting the production of documents, records and information related to an investigation into the Company’s July 2014 PIPE Offering. The Company believes that it has complied fully with all applicable laws, rules and regulations, and has been cooperating fully with the government’s investigation. The Company has established a special committee of the board of directors to review the facts and circumstances surrounding the July 2014 PIPE Offering and engaged outside counsel to assist it with its review. The Company and its legal advisors believe its expenses in responding to the U.S. Securities and Exchange Commission subpoena, which were incurred after June 30, 2015, should be fully paid by its insurance carrier as they are directly related to the July 2014 PIPE Offering and the Company reached its retention limit for that event during the second quarter of 2015. The Company’s insurance carrier has denied coverage for these expenses on the grounds that the U.S. Securities and Exchange Commission subpoena does not constitute a “claim” covered by the policy, but has nevertheless agreed to advance funds to pay amounts we contend constitute defense costs, while reserving all rights, including the right to recoup all amounts advanced. The Company vigorously disputes the position of the insurance carrier in this matter. During the three months ended March 31, 2016, the insurance carrier advanced funds of $0.9 million that the Company has recorded as Other liabilities on the Condensed Consolidated Balance Sheet as resolution of this matter is a gain contingency.

At this time, the Company is unable to determine the potential impact, if any, that may result from this investigation. If the Company, its officers or its directors are deemed to have violated the securities laws, the U.S. Securities and Exchange Commission may seek various remedies against them.

6. Shareholders’ Equity

Employee Option Exercises, Warrant Exercises and Common Stock Reserved for Future Issuances

During the three months ended March 31, 2016, and 2015 the Company issued no shares of its Class A common stock to employees upon the exercise of stock options. During the three months ended March 31, 2016 and 2015 the Company issued 260,028 and 1,451,100 shares of its Class A common stock pursuant to the exercise or exchange of warrants and additional equity funding, respectively.

At March 31, 2016, the Company had the following shares of Class A common stock reserved for future issuance:

Stock options and grants outstanding under incentive plans	143,550
Common stock warrants outstanding - derivative liability	698,666
Common stock warrants outstanding - equity security	545,505

Total shares reserved for future issuance	1,387,721

2016 Convertible Note Offering

On April 1, 2016, the Company entered into a securities purchase agreement for a private placement of $10.0 million units, each consisting of $1 Senior Secured Convertible Notes due on March 31, 2019 (the “Notes”) and one Series G warrant to purchase a fraction of one share of Class A common stock (the “2016 Offering”). On the same day the Company closed the transaction and issued an aggregate of $10.0 million of notes and Series G warrants exercisable into 4,979,460 shares of Class A common stock. The Company has reserved up to 61,500,000 shares of Class A common stock for issuance pursuant to the terms of the Notes.

The Company received $0.75 million of the proceeds from the sale of the units at closing of the 2016 Offering in unrestricted cash. The remaining proceeds of $9.25 million are held in five separate collateral accounts that are subject to Deposit Account Control Agreements between the Bank of Hawaii, the Company, and the applicable investor. The Notes provided for distribution of the proceeds held pursuant to the Deposit Account Control Agreement as described on Form 8-K filed on April 1, 2016, as amended. On May 12, 2016, Notes were amended to provide for the release of cash from the collateral accounts as described in the following paragraph.

On May 12, 2016, the Company agreed to request withdrawal of its registration statement and in exchange the investors in the 2016 offering (the “Investors”) agreed (i) to release $1 million from the collateral accounts on the 3rd business day following the Company’s filing of a Current Report on Form 8-K disclosing that it has received shareholder approval pursuant to NASDAQ Rule 5635(d) to issue shares of Class A common stock pursuant to the terms of the Notes without giving effect to the exchange cap set forth therein an amount that may exceed 20% of the Company’s issued and outstanding shares of Class A common stock before the issuance of the Notes and the exercise of the Series G warrants without giving effect to the exercise floor price set forth therein, (ii) the Company would be eligible for an additional release of $1 million on the 5th day following the date the Investors are eligible to resell shares of Class A common stock pursuant to Securities Act Rule 144, which is expected to be October 1, 2016; (iii) subsequent releases from the collateral accounts will occur on the current schedule following the Rule 144 eligibility date; and (iv) the first payment of principal and interest under the Notes would be due on November 1, 2016. The Company has scheduled a shareholder meeting on May 27, 2016 to seek the required approval to issue shares of Class A common stock in exchange for Notes and Series G warrants issued in the 2016 Offering The Company has engaged an investment banking firm with the goal of raising capital in the form of debt or equity within the next 90 days in order to provide it with additional operating capital. There can be no assurance that the Company will be successful in raising Capital. This report shall not constitute an offer to sell or the solicitation of an offer to buy and security.

7. Share-Based Compensation

During the three months ended March 31, 2016, the Company did not grant any stock options and cancelled 3,129 stock options versus grants of 31,695 stock options and cancellations of 22,763 stock options during the three months ended March 31, 2015, under its 2008 Long-Term Incentive Plan. Nearly all of the new stock options vest in 5% quarterly installments for the 20 quarters beginning with the last day of the quarter in which the options are granted.

Options issued to the Company’s Board of Directors under its 2008 Long-Term Incentive Plan, during the first quarter 2015, vest in 8.33% quarterly installments on the first day of each calendar quarter beginning on April 1, 2015 and ending on April 1, 2018, when the options become fully vested.

Total share-based compensation expense recognized was $0.2 million during each of the three months ended March 31, 2016 and 2015, respectively. Share-based compensation expense is reported separately on the Company’s Condensed Consolidated Statement of Operations.

8. Income Taxes

The Company performed assessments of the realizability of its net deferred tax assets generated during each reporting period, considering all available evidence, both positive and negative. As a result of these assessments, the Company concluded that it was more likely than not that none of its net deferred tax assets would be recoverable through the reversal of temporary differences and near term normal business results. The Company, during the three months ended March 31, 2016 and 2015, increased its valuation allowance by $1.2 million and $1.6 million, respectively. The Company recognized no income tax benefit for losses incurred during the three months ended March 31, 2016.

9. Net Loss Per Share

Basic net loss per share excludes any dilutive effects of options or warrants. The Company computes basic net loss per share using the weighted average number of shares of its Class A common stock outstanding during the period. The Company computes diluted net loss per share using the weighted average number of shares of its Class A common stock and common stock equivalents outstanding during the period. The Company excluded common stock equivalents of 1.4 million and 3.8 million for the three months ended March 31, 2016 and 2015, respectively, from the computation of diluted net loss per share because their effect is antidilutive.

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended March 31,
(in thousands, except per share data)	2016	2015
Net loss:
Loss from continuing operations	$(3,812)	$(3,552)
Income (loss) from discontinued operations	161	(182)

Net loss	$(3,651)	$(3,734)

Weighted average shares for basic and diluted net loss per share:
Weighted average shares for basic net loss per share	12,431	2,871
Effect of dilutive securities - weighted average of stock options, restricted stock awards, and warrants	—	—
Weighted average shares for basic and diluted net loss per share	12,431	2,871

Net loss per share – basic and diluted:
Loss from continuing operations	$(0.30)	$(1.24)
Income (loss) from discontinued operations	0.01	(0.06)
Net loss	$(0.29)	$(1.30)

10. Segment Information

The Company operates as three reportable segments: (1) Residential – the installation of solar energy systems for homeowners, including lease financing thereof, and for small businesses (small commercial) in the continental U.S.; (2) Sunetric – the installation of solar energy systems for both homeowners and business owners (commercial) in Hawaii; and (3) Other – corporate operations. The Company discontinued its former large commercial segment and it is presented as discontinued operations.

Financial information for the Company’s segments and a reconciliation of the total of the reportable segments’ loss from operations (measures of profit or loss) to the Company’s consolidated net loss are as follows:

	Three Months Ended March 31,
(in thousands)	2016	2015
Net revenue:
Residential	$3,752	$6,857
Sunetric	1,187	3,753

Consolidated net revenue	4,939	10,610

Loss from operations:
Residential	(1,264)	(2,469)
Sunetric	(798)	(313)
Other	(1,678)	(2,475)

Consolidated loss from continuing operations	(3,740)	(5,257)

Reconciliation of consolidated loss from operations to consolidated net loss:
Other income	9	110
Interest expense	(39)	(225)
Change in valuation of warrants	(42)	1,755
Income tax (expense)/benefit	-	65
Loss from discontinued operations, net of tax	161	(182)

Net loss	$(3,651)	$(3,734)

The following is a reconciliation of reportable segments’ assets to the Company’s consolidated total assets. The Other segment includes certain unallocated corporate amounts.

(in thousands)	March 31, 2016	December 31, 2015
Total assets – continuing operations:
Residential	$7,395	$9,229
Sunetric	2,830	3,041
Other	1,282	1,034

	$11,507	$13,304

Total assets – discontinued operations:
Commercial	3,460	3,731

	$14,967	$17,035

11. Discontinued Operations

The following is a reconciliation of the major line items constituting pretax loss of discontinued operations to the after-tax loss of discontinued operations that are presented in the condensed consolidated statements of operations as indicated:

	For the Three Months Ended March 31,
(in thousands)	2016	2015
Major line items constituting pretax loss from discontinued operations:
Net revenue	$223	$423
Cost of goods sold	13	248
Selling and operating	43	260
General and administrative	6	74
Depreciation and amortization	—	23

Pretax income (loss) from discontinued operations	161	(182)
Income taxes	—	—

Income (loss) from discontinued operations	$161	$(182)

The following is a reconciliation of the carrying amounts of major classes of assets and liabilities of the discontinued operations to the total assets and liabilities of the discontinued operations presented separately in the condensed consolidated balance sheets as indicated:

(in thousands)	March 31, 2016	December 31, 2015

Carrying amounts of major classes of assets included as part of discontinued operations:
Current assets:
Accounts receivable, net	$1,471	$1,560
Costs in excess of billings on uncompleted contracts	1,105	1,105
Inventory, net	74	112
Other current assets	62	76
Total major classes of current assets of the discontinued operations	2,712	2,853

Noncurrent assets:
Other noncurrent assets	748	878

Total noncurrent assets of discontinued operations	748	878

Total assets of the discontinued operations in the balance sheet	$3,460	$3,731

Carrying amounts of major classes of liabilities included as part of discontinued operations:
Current liabilities:
Accounts payable	$1,766	$1,978
Accrued liabilities	2,285	2,394
Deferred revenue and other current liabilities	125	138

Total current liabilities of discontinued operations	4,176	4,510

Noncurrent liabilities:
Other liabilities	225	225

Total major classes of noncurrent liabilities of the discontinued operations	225	225

Total liabilities of the discontinued operations in the balance sheet	$4,401	$4,735

12. Subsequent Events

See Note 1. Organization, Nature of Operations, and Principles of Consolidation and Note 6. Shareholders’ Equity for information regarding the Company’s 2016 private placement and the recent changes thereto.

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

During 2014, we discontinued our entire former Commercial segment and sold the assets associated with our catalog segment (a portion of the Other segment). As a result of this major strategic shift, we now operate as three reportable segments: (1) Residential – the installation of solar energy systems for homeowners, including lease financing thereof, and for small businesses (small commercial) in the continental U.S.; (2) Sunetric – the installation of solar energy systems for both homeowners and business owners (commercial) in Hawaii; and (3) Other – corporate operations. We believe this new structure will enable us to more effectively manage our operations and resources.

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

The following table summarizes changes to our backlog by segment during the three month period ended March 31, 2016:

(in thousands)	Residential	Sunetric	Totals
Backlog at December 31, 2015	$9,502	$7,195	$16,697
Bookings from new awards (“Sales”)	5,270	203	5,473
Cancellations and reductions on existing contracts	(1,250)	47	(1,203)
Amounts recognized in revenue upon installation	(3,684)	(1,100)	(4,784)
Backlog at March 31, 2016	$9,838	$6,345	$16,183

We experienced a high level of contract cancellations during 2015, which we attribute to (i) the fact that our financial conditions, as previously disclosed, limited our access to solar panels such that we were not able to install solar energy systems in a time frame to satisfy certain customers and (ii) our history of operating losses and resulting declining stock price affecting customer decisions. We determined that for optimum internal operations, and customer satisfaction, that a backlog equivalent to a few months of sales is optimal. Further, we have determined that our sales efforts should be broadened to additional states to minimize the impact of weather on our seasonal results, and to better balance the construction capacity of our internal and third-party installers. Cancellations during the first quarter of 2016 decreased 92.0% from the prior year quarter.

We did not emphasize originating new sales during the first quarter of 2016 as making material additions to the size of our existing backlog during a period where we were seeking additional capital would not help us to pursue our business plan. Further, our programs to pay third parties for customer leads have been materially curtailed pending access to additional capital.

We intend to continue the optimization of our e-sales call-center based sales organization with the goal of increasing our future sales awards, both for our current states of operation and new states where we may operate in future periods. Our customers currently finance their acquisition of solar energy systems using their own cash, a loan they receive from a financial provider, or a lease provided by either us or a third party lease financier. We believe that to be successful in increasing our sales and resultant revenue, we need to:

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

In order to effectively pursue the above tactics we have determined we need to obtain additional financing, see Note 1. Organization, Nature of Operations, and Principles of Consolidation and Note 6. Shareholders’ Equity. We compete with larger, better-financed firms for customers, employees, and the services of third party financiers and installers and, accordingly, there can be no assurance that we will be successful in meeting our goals for increasing sales and revenue.

Recent Developments

During 2016, in conjunction with our plans to position the Company for future profitable operations, we have:

•	Raised $10.0 million of additional capital before offering expenses.
•	Replaced our SVB line of credit for more favorable terms with Solar Solutions.
•	Reduced selling and operating and general and administrative expenses with the goal of lowering the required amount of future revenue to achieve break-even, or better, operating results in the future.
•	Engaged an investment banking firm with the goal of raising additional capital.

Critical Accounting Policies and Estimates

There were no material changes to our critical accounting policies or estimates during the three months ended March 31, 2016 from those disclosed in our annual report on Form 10-K for the year ended December 31, 2015.

Results of Operations

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Net revenue. Net revenue decreased $5.6 million, or 52.5%, to $5.0 million during the three months ended March 31, 2016 from $10.6 million during the three months ended March 31, 2015. Net revenue for our residential segment decreased $3.1 million, or 45.3%, to $3.8 million during the three months ended March 31, 2016 from $6.9 million during the three months ended March 31, 2015, primarily due to lack of sufficient capital which caused delays in material purchases and limited our access to third party installers. The residential segment decreased megawatts installed by 0.7 megawatts, or 45.6%, to 0.9 megawatts during the three months ended March 31, 2016 from 1.6 megawatts during the three months ended March 31, 2015. The Sunetric segment decreased megawatts installed by 0.6 megawatts, or 67.3%, to 0.3 megawatts during the three months ended March 31, 2016 from 0.9 megawatts during the three months ended March 31, 2015 primarily due to lack of sufficient capital as described above.

Gross profit. Gross profit decreased $0.8 million, or 90.8%, to $0.1 million or 1.7% of net revenue during the three months ended March 31, 2016, from $0.9 million or 8.5% of net revenue during the three months ended March 31, 2015. Gross profit for our residential segment decreased $0.3 million, or 38.4%, to $0.4 million or 11.7% of net revenue during the three months ended March 31, 2016 from $0.7 million or 10.3% of net revenue during the three months ended March 31, 2015. The decrease in the residential segment’s gross profit margin percentage was due to the proportionate greater absorption of fixed costs associated with the decline in revenue of $3.0 million from the prior year quarter. Gross profit for our Sunetric segment was $(0.4) million or (29.8)% of net revenue during the three months ended March 31, 2016 as compared to $0.2 million or 5.0% of net revenue for the three months ended March 31, 2015. The decrease in the Sunetric segment’s gross profit margin percentage was due to the proportionate greater absorption of fixed costs associated with the decline in revenue.

Selling and operating expenses. Selling and operating expenses decreased $1.9 million, or 46.2%, to $2.2 million or 43.5% of net revenue during the three months ended March 31, 2016 from $4.1 million or 38.4% of net revenue during the three months ended March 31, 2016. Selling and operating expenses for our residential segment decreased $1.5 million, or 49.8%, to $1.5 million or 39.4% of net revenue during the three months ended March 31, 2016 from $3.0 million or 44.1% of net revenue during the three months ended March 31, 2015. The decrease in the residential segment’s selling and operating expenses was attributable to the reduction of headcount, creating a new commission payout structure, and management’s decision to reduce the costs of customer leads. Selling and operating expenses for our Sunetric segment were $0.4 million or 30.8% of net revenue during the three months ended March 31, 2016 from $0.5 million or 12.1% of net revenue for three months ended March 31, 2016.

General and administrative expenses. General and administrative expenses decreased $0.4 million, or 22.7%, to $1.3 million or 25.8% of net revenue during the three months ended March 31, 2016 from $1.7 million or 15.7% of net revenue during the three months ended March 31, 2015. General and administrative expenses for our Other segment decreased $0.4 million, or 28.7%, to $1.1 million or 0.0% of net revenue during the three months ended March 31, 2016 from $1.5 million or 0% of net revenue during the three months ended March 31, 2015.

Litigation expenses. Litigation expenses during the three months ended March 31, 2016 consist of $24,000 associated with the legal costs of responding to the U.S. Securities and Exchange Commission subpoena, as more fully described in Note 5. Commitments and Contingencies.

Restructuring costs. Restructuring costs were $37,000 during the three months ended March 31, 2016 and $21,000 during the three months ended March 31, 2015. Restructuring costs are related to the costs of closing office locations.

Depreciation and Amortization. Depreciation and Amortization were $0.1 million during the three months ended March 31, 2016 and $0.1 million during the three months ended March 31, 2015.

Other income. Other income decreased $0.1 million to $0.0 million during the three months ended March 31, 2016.

Interest expense, net. Interest expense, net decreased $0.2 million to $39,000 during the three months ended March 31, 2016 from $0.2 million during the three months ended March 31, 2015. The decrease reflects extinguishment of the prior year subordinated debt which accrued interest at 10%.

Change in valuation of warrants, net. We recorded noncash expense of $42,000 during the three months ended March 31, 2016 compared to $1.8 million income during the three months ended March 31, 2015. The change in valuation of warrants is due to change in stock prices.

Income tax benefit. Income tax benefit was $0.0 million during the three months ended March 31, 2016 and $0.1 million during the three months ended March 31, 2015.

Loss from continuing operations. Our loss from continuing operations during the three months ended March 31, 2016 was $3.8 million, or $(0.30) per share, as compared to a loss from continuing operations of $3.5 million, or $(1.24) per share, during the three months ended March 31, 2015.

Income (loss) from discontinued operations. Our income from discontinued operations during the three months ended March 31, 2016 was $0.2 million, or $0.01 per share, as compared to a loss from discontinued operations of $0.2 million, or $(0.06) per share, during the three months ended March 31, 2015.

Net loss. Our net loss during the three months ended March 31, 2016 was $3.7 million, or $(0.29) per share, as compared to a net loss of $3.7 million, or $(1.30) per share, during the three months ended March 31, 2015.

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

Liquidity and Capital Resources

We implemented measures to reduce our cash outflow from operations from prior years. These measures included (i) exiting the large commercial segment which was operating at both an operating and cash flow loss, (ii) reducing staffing levels, (iii) raising prices for our products and (iv) efforts to enhance accounts receivable collections and optimize inventory levels. We continue to see benefits from these measures through the first quarter 2016.

We have prepared our business plan for 2016, taking into account (i) the anticipated timing of the proceeds from a capital raise as described below, (ii) the anticipated timing of the proceeds from the convertible note offering described below, (iii) the availability under our revolving line of credit with Solar Solutions, (iiv) anticipated timing of vendor payments for existing accounts payable and for new solar panels, (v) anticipated timing of sales and installations of solar energy systems, (vi) anticipated timing of collection of accounts receivable, and (vii) our operating cost structure following the implementation of cost improvement actions. Our objectives in preparing this plan included (i) making necessary reductions, that have already been enacted, to our fixed operating cost infrastructure in order to reduce the required level of future revenue for profitable operations (ii) improving our gross margin by having a lower of cost of equipment arising from more favorable vendor terms and costs of materials, which have already been negotiated, and (iii) an anticipated reduction in our present operating losses and with the intention of returning to profitable operations in the future. Elements of this plan include, among others, (i) realizing operating costs savings from reductions in staff, (ii) the positive impact of the strategic decision to exit the large commercial segment which operated at both a substantial cash and operating loss, (iii) moving towards an optimized field and e-sales force, (iv) optimizing our construction capability for solar energy system installations through authorized third-party integrators to realize the revenue from installation of the backlog and minimize the impact on gross margin of idle construction crew time, (v) changing the mix of marketing expenditures to achieve a lower cost of acquisition than that employed in prior periods, and (vi) continued internal efforts to convert our accounts receivable to cash more quickly.

We expect that we will have a cash outflow from operating activities for the remainder of the year as we will utilize cash to fund an anticipated level of rooftop installations for customers, expand our e-sales and field sales organizations as well as increase marketing spend for lead generation, and also to continue to reduce our present accounts payable.

We believe that as a result of (i) additional capital raised through the investment banking firm we have engaged, (ii) additional capital from the release of portions of the $9.25 million in cash currently in collateral accounts from the 2016 Offering, (iii) replacing SVB with Solar Solutions for our revolving line of credit on improved terms for the ensuing 12 months, and (iv) the actions we have already implemented to reduce our fixed operating cost infrastructure, we have sufficient financial resources to operate for the ensuing 12 months. In the event we were unable to successfully implement our 2016 business plan or were unable to either raise additional capital or receive cash from the collateral accounts from the 2016 Offering as anticipated, then the Company would attempt to enact further reductions in costs, which would have a materially adverse impact on future operations. This report shall not constitute an offer to sell or the solicitation of an offer to buy any security.

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

On April 14, 2016, we received a letter from NASDAQ, notifying us that we were no longer in compliance with NASDAQ Listing Rule 5550(b)(1) due to our failure to maintain a minimum of $2,500,000 in stockholders’ equity or meet the alternatives of market value of listed securities or net income from continuing operations. We have 45 days, or until May 31, 2016, to submit a plan to regain compliance. If NASDAQ accepts our plan, NASDAQ may grant to us an extension of up to 180 calendar days from the date of the letter, or October 11, 2016, to provide evidence of compliance. We intend to submit a compliance plan to NASDAQ on or before the May 31, 2016 deadline. If NASDAQ does not accept our plan, NASDAQ will notify us that our Class A common stock is subject to delisting. We will have the opportunity to appeal that decision to a NASDAQ hearings panel. Even if NASDAQ accepts our compliance plan, there can be no assurance that we will be successful in regaining compliance with NASDAQ Listing Rule 5550(b)(1).

Convertible Note Offering

On April 1, 2016, we completed the 2016 Offering of $10.0 million in principal amount of Senior Secured Convertible Notes due on April 1, 2019 with unaffiliated institutional investors. The 2016 Offering resulted in gross proceeds of $10.0 million, before placement agent fees and other expenses associated with the transaction. We received $0.75 million of the proceeds from the sale of the Notes at closing of the 2016 Offering in unrestricted cash. The remaining $9.25 million of the proceeds is held in five separate collateral accounts each subject to a Deposit Account Control Agreement between the Bank of Hawaii, the Company, and the applicable investor.

Following the amendment of the Notes on May 12, 2016, as further described in Part II, Item 5, the Notes provide for distribution of the proceeds held pursuant to the Deposit Account Control Agreement on certain dates as detailed below.

Release Date	Release Amount
The 3rd business day following the Company’s filing of a Current Report on Form 8-K with the SEC disclosing that it has obtained shareholder approval pursuant to NASDAQ Rule 5635(d) to issue shares of Class A common stock pursuant to the terms of the Notes without giving effect to the exchange cap set forth therein in an amount that may exceed 20% of our issued and outstanding shares of Class A common stock before the issuance of the Notes and the exercise of the Series G warrants without giving effect to the exercise floor price set forth therein (the “Shareholder Approval Date”).	U$1.0 million

5 days after the date the holders of the convertible notes are eligible to resell such shares under Rule 144 of the Securities Act without restrictions (“Freely Tradability Date”).	$1.0 million

90 days after the Freely Tradability Date; but in no event before the date that is 30 days after the Shareholder Approval Date.	$2.0 million

160, 190, 220 and 250 days after the later of (i) the Shareholder Approval Date and (ii) the Freely Tradability Date.	$1.325 million

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

On the last business day of each month (the “Installment Dates”), commencing on July 29, 2016, we will pay the holder of the Notes an amount equal to (1) $312,500 (1/32nd of the original principal amount of such holder’s Note) or the principal outstanding on the Installment Date, if less, plus (2) the accrued and unpaid interest with respect to such principal, plus (3) the accrued and unpaid late charges (if any) with respect to such principal and interest. Each monthly payment may be made in cash, in shares of Class A common stock, or in a combination of cash and shares of Class A common stock. Our ability to make such payments with shares of Class A common stock will be subject to satisfaction of various equity conditions during a 20 trading day-period before the applicable date of determination (the “Measurement Period”), including the existence of an effective registration statement covering the resale of the shares issued in payment (or, in the alternative, the eligibility of the shares issuable pursuant to the Notes for resale without restriction under Securities Act Rule 144 and without the need for registration), continued listing on the NASDAQ Capital Market, and a certain minimum trading volume and trading price in the stock to be issued. Generally such shares will be valued at the lower of (1) the then applicable conversion price, (2) a price that is 85% of the arithmetic average of the five lowest volume-weighted average prices of Class A common stock during the 20 trading day period ending the trading day immediately before the date of determination, and (3) a price that is 85% of the volume-weighted average price of the Class A common stock on the trading day immediately preceding the applicable date of determination.

A Note holder may require us to defer all or a portion of the payment otherwise due on an Installment Date until a subsequent Installment Date. Any deferred amount will continue to accrue interest. Further, a Note holder may elect to accelerate all or a portion of any amounts scheduled to be paid on future Installment Dates after the applicable Installment Date and request that such accelerated amount be paid in shares of Class A common stock on the applicable Installment Date.

Once every six months and subject to certain conditions, we have the right to require all Note holders, but not less than all, to convert all or any portion of a Note equal to at least $1.0 million (or such lesser amount outstanding under a Note) into shares of Class A common stock.

A Note holder may not convert a Note and we may not issue shares of Class A common stock upon conversion of a Note, including as repayment of principal and interest on an Installment Date, if, after giving effect to the conversion, a holder together with is “attribution parties,” would beneficially own in excess of 9.99% of the outstanding shares of Class A common stock. At each holder’s option, the cap may be increased or decreased to any other percentage not in excess of 9.99%, except that any increase will not be effective until the 61st day after notice to us. We may not issue any shares of Class A common stock under the Notes if the issuance would exceed the aggregate number of shares of Class A common stock we may issue in the private placement under applicable NASDAQ Rules unless we first obtains shareholder approval of such issuance.

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

In connection with the 2016 Offering, we entered into a registration rights agreement with the purchasers of the Notes under which we were required, to file an initial registration statement with the U.S. Securities and Exchange Commission covering the resale of the shares of Class A common stock issuable pursuant to the Notes and to use our reasonable best efforts to have that initial registration statement declared effective within certain timeframes. On May 12, 2016 we agreed with the purchasers of the Notes to terminate the registration rights agreement and withdraw the associated registration statement as described in Note 1. Organization, Nature of Operations, and Principles of Consolidation above.

Cash Flows

The following table summarizes our primary sources (uses) of cash during the periods presented:

	Three Months Ended March 31,
(in thousands)	2016	2015
Net cash provided by (used in):
Operating activities – continuing operations	$(3,776)	$(7,697)
Operating activities – discontinued operations	98	2,795

Operating activities	(3,678)	(4,902)

Investing activities	3	(11)

Financing activities	3,269	3,958

Net increase (decrease) in cash	$(406)	$(955)

Continuing Operations

Operating activities. Our operating activities used net cash of $3.8 million and $8.0 million during the three months ended March 31, 2016 and 2015, respectively. Our net cash used in operating activities during the three months ended March 31, 2016 was due to our net loss of $3.7 million, increased by noncash items of $0.3 million and a net decrease in working capital assets and liabilities of $0.4 million. The increase in working capital assets and liabilities was primarily related to the pay down of aged accounts payable and reduction of inventory on-hand. Our net cash used in operating activities during the three months ended March 31, 2015 was primarily due to our net loss increased by noncash items of $4.9 million and a decrease in working capital assets and liabilities of $3.1 million.

Investing activities. During the three months ended March 31, 2016, we received a negligible amount of proceeds for the sale of equipment. During the three months ended March 31 2015, we received proceeds on the sale of property and equipment of $0.1 million and purchased $0.1 million of property and equipment.

Financing activities.  Our financing activities provided net cash of $3.3 million and $4.0 million during the three months ended March 31, 2016 and 2015, respectively. Our net cash provided by financing activities during the three months ended March 31, 2016 reflected the net repayments against our revolving line of credit of $0.8 million to SVB and our subsequent net borrowings of $4.1 million under our new line of credit with Solar Solutions. Our net cash provided by financing activities during the three months ended March 31, 2015 reflected the net proceeds on the issuance of Class A common stock and warrants of $6.4 million, and net repayments against our revolving line of credit of $2.4 million.

Discontinued Operations

Operating activities. Our operating activities provided net cash of $0.1 million and $2.8 million during the three months ended March 31, 2016 and 2015, respectively. Our net cash provided by operating activities during the three months ended March 31, 2016 was primarily due to our net income, increased by a reduction in accounts receivable. Our net cash provided by operating activities during the three months ended March 31, 2015 was primarily due to our net loss, increased by a decrease in accounts receivable of $4.0 million, a decrease in costs in excess of billings of $0.6 million offset by a decrease of $1.7 million in accounts payable.

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

Risk Factors

We caution that there are risks and uncertainties that could cause our actual results to be materially different from those indicated by forward-looking statements that, from time-to-time, we make in filings with the U.S. Securities and Exchange Commission, news releases, reports, proxy statements, registration statements and other written communications as well as oral forward-looking statements made by our representatives. These risks and uncertainties include, but are not limited to, those risks set forth in Part II, Item 1A of this report and listed in our Annual Report on Form 10-K for the year ended December 31, 2015. Except for the historical information contained herein, the matters discussed in this analysis are forward-looking statements that involve risk and uncertainties, including, but not limited to, general economic and business conditions, competition, pricing, brand reputation, consumer trends, and other factors which are often beyond our control. We do not undertake any obligation to update forward-looking statements except as required by law.

Investing in our securities involves significant risks. You should carefully read the risk factors set forth in Part II, Item 1A of this report and in the section entitled “RISK FACTORS” in our Annual Report on Form 10-K for the year ended December 31, 2015, which is on file with the U.S. Securities and Exchange Commission. Before making an investment decision, you should carefully consider these risks. The risks and uncertainties we have described are not the only ones facing our Company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business operations. We do not undertake any obligation to update forward-looking statements except as required by law.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our chief executive officer, principal financial officer, and our principal accounting officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and Rule 15d-15(e) under the Exchange Act. Based upon their evaluation as of March 31, 2016, they have concluded that those disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we are involved in legal proceedings that we consider to be in the normal course of business. There have been no material changes with respect to outstanding legal proceedings disclosed in Item 3 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Item 1A.	Risk Factors

Except for the risk factors appearing below, there have been no material changes from the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

The issuance of shares of Class A common stock upon conversion of the Notes and exercise of our Series G warrants could substantially dilute your investment and could impede our ability to obtain additional financing.

The Notes are convertible into and our Series G warrants are exercisable for shares of our Class A common stock and give the holders an opportunity to profit from a rise in the market price of our Class A common stock such that conversion or exercise thereof will result in dilution of the equity interests of our shareholders. In particular, the holder of the Notes may elect to convert the Notes at the lower of a fixed conversion price or a floating conversion price at a discount to the market price of our Class A common stock. Further, the issuance of shares of our Class A common stock, at our election, in payment of principal and/or interest on the Notes, will result in dilution of the equity interests of our other shareholders. We have no control over whether the holders will exercise their right to convert their Notes or exercise their Series G warrants. We cannot predict the market price of our Class A common stock at any future date, and therefore, cannot predict the applicable prices at which the Notes may be converted. For these reasons, we are unable to accurately forecast or predict with any certainty the total amount of shares that may be issued under the Notes. However, the number of shares of our Class A common stock issuable upon conversion of the Notes increases when the price of our Class A common stock declines. The existence and potentially dilutive impact of the Notes and our Series G warrants may prevent us from obtaining additional financing in the future on acceptable terms, or at all.

The terms of the Notes, our Series G warrants, the Purchase Agreement (as defined below) and the Registration Right Agreement could impede our ability to enter into certain transactions or obtain additional financing and could result in our paying premiums or penalties to the holders of the Notes and Series G warrants.

The terms of the Notes and our Series G warrants prohibit us from entering into a “fundamental transaction” (as defined in the Notes) unless the successor resulting from the fundamental transaction assumes all of our obligations under the Notes and the Series G warrants and the associated transaction documents, and, if a successor is publicly-traded, at a holder’s request, such successor issues substantially similar substitute securities. Further, the Securities Purchase Agreement we entered into in connection with our 2016 Offering (the “Purchase Agreement”) prohibits us from offering, selling, granting any option to purchase or otherwise dispose of, or being part of any solicitations, negotiations or discussions with regard to, any of our or our subsidiaries’ equity securities or equity equivalent securities (a “Subsequent Placement”) until the 60th days following the date all of the shares of Class A common stock underlying the Notes and the Series G warrants are eligible for resale without restriction or limitation pursuant to Securities Act Rule 144. The terms of the Notes, the Series G warrants and the Purchase Agreement could impede our ability to enter into certain transactions or obtain additional financing in the future.

The Notes and our Series G warrants require us to deliver the number of shares of our Class A common stock issuable upon conversion or exercise within a specified time period. If we are unable to deliver the shares of Class A common stock within the timeframe required, we may be obligated to reimburse the holder for the cost of purchasing the shares of our Class A common stock in the open market or pay them the profit they would have realized upon the conversion or exercise and sale of such shares.

We may be obligated to redeem the Notes at a premium upon the occurrence of an event of default (as defined in the Notes) or a change of control (as defined in the Notes).

The payments we may be obligated to make to the holders of the Notes and our Series G warrants described above may adversely affect our results of operations.

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

As previously disclosed, on December 23, 2015, we received notice from NASDAQ that we were not in compliance with the NASDAQ minimum bid-price rule. We have 180 calendar days, or until June 20, 2016, to regain compliance. If we have not regained compliance by that date, and if certain conditions are met, we may be eligible for an additional 180 day compliance period. We will hold a special meeting of our shareholders to consider and seek approval of a reverse stock split which if approved we expect will cause our stock price to meet the NASDAQ minimum bid price continued listing requirement. There can be no assurance our shareholders will approve the reverse stock split.

As previously disclosed, on April 14, 2016, we received notice from NASDAQ that we were not in compliance with the NASDAQ minimum stockholders’ equity requirement (nor the alternatives of market value of listed securities or net income from continuing operations). We have 45 days, or until May 31, 2016, to submit a plan to regain compliance. If NASDAQ accepts the plan, NASDAQ may grant an extension of up to 180 calendar days from the date of the letter, or October 11, 2016, to provide evidence of compliance. If NASDAQ does not accept the Company’s plan, NASDAQ will notify the Company that its Class A common stock is subject to delisting. The Company will have the opportunity to appeal that decision to a NASDAQ hearings panel. The Company intends to submit a compliance plan to NASDAQ on or before the May 31, 2016 deadline.

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

We require additional financial resources for the ensuing 12 months for our business plan, and there can be no assurance we will be successful in obtaining such additional financial resources.

The investors in the 2016 Offering and the Company have agreed that the Company will withdraw the resale registration statement filed in connection with the 2016 Offering, which has reduced the expected cash proceeds available to the Company for the second quarter. In conjunction with this agreement, the investors have agreed to permit $1 million to be released from the control accounts on the 3rd business day following the Company’s filing of a Current Report on Form 8-K with the U.S. Securities and Exchange Commission disclosing that it has obtained shareholder approval pursuant to NASDAQ Rule 5635(d) to issue shares of Class A common stock pursuant to the terms of the Notes without giving effect to the exchange cap set forth therein in an amount that may exceed 20% of the Company’s issued and outstanding shares of Class A common stock before the issuance of the Notes and the exercise of the Series G warrants without giving effect to the exercise floor price set forth therein, to permit the Company to seek additional capital, and to defer the date that payments of principal and interest are due on the Notes until November 1, 2016. The Company has scheduled a shareholder meeting to obtain the required approval on May 27, 2016. To mitigate this impact on cash flow for operations, the Company has engaged an investment banking firm with the goal of raising additional capital within the next 90 days. Although the Company has been successful in the past with raising additional capital, no assurances can be made that the Company will be successful with the currently planned capital raise. If the Company is unsuccessful in either obtaining shareholder approval at the May 27, 2016 meeting or in raising capital, the Company would be required to materially curtail operations which would have an adverse impact upon operations and seek concessions from creditors. This report shall not constitute an offer to sell or the solicitation of an offer to buy any security.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter of 2016, the Company entered into separate Exchange Agreements with certain holders of the Company’s Series A Warrants and Series C Warrants (together, the “Warrants”) originally issued in the Company’s February 2015 public offering.  Pursuant to the Exchange Agreements, (i) the Company exchanged the Warrants held by the holders in question for 115% of the shares of the Company’s Class A common stock issuable upon exercise of the Warrants, for an aggregate of 218,688 shares, and (ii) the Company terminated the exchanged Warrants.  As a result, the Company eliminated from its financial statements the warrant liability associated with the exchanged Warrants. The exchange was made pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended, because the Company consummated the transaction with existing security holders exclusively where no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange.  The terms of the Exchange Agreements were substantially identical to the terms of the Exchange Agreements entered into with other Warrant holders on June 25, 2015, as disclosed in the Company’s Current Report on Form 8-K filed on June 26, 2015 and such disclosure is incorporated herein by reference.

The following table sets forth the dates and number of shares of Class A common stock issued upon these exchanges:

Date	Number of Shares of Class A Common Stock

February 5, 2016	111,753

February 9, 2016	20,457

February 11, 2016	59,008

February 18, 2016	9,539

February 19, 2016	1,932

February 23, 2016	6,502

March 7, 2016	9,497

Item 5. Other Information

On May 12, 2016 the Company entered into separate Termination and Amendment Agreements (each, an “Agreement’) with each of the investors in the Company’s April 1, 2016 offering of senior secured notes due April 1, 2019 (the “Notes”) and Series G warrants (each an “Investor”), relating to the Securities Purchase Agreement between the Company and the Investors entered into April 1, 2016 (the “Purchase Agreement”), the Note and the Registration Rights Agreement between the Company and the Investors entered into April 1, 2016 (the “Registration Rights Agreement”). The material terms of the Purchase Agreement, the Notes, the Series G Warrants and the Registration Rights Agreement are set forth in our Current Report on Form 8-K filed on April 1, 2016, as amended, and are incorporated herein by reference.

Under the terms of each Agreement, the parties agreed, among other things, (i) to terminate the Registration Rights Agreement and that the Company will withdraw its registration statement on Form S-3 filed thereunder, (ii) each Investor will release such Investor’s pro rata share of an aggregate amount of $1 million from the Company collateral accounts established with the Bank of Hawaii in connection with the Notes offering on the 3rd business day following the Company’s filing of a Current Report on Form 8-K disclosing that it has received shareholder approval pursuant to NASDAQ Rule 5635(d) to issue shares of Class A common stock pursuant to the terms of (A) the Notes without giving effect to the exchange cap set forth therein in an amount that may exceed 20% of the Company’s issued and outstanding shares of Class A common stock before the issuance of the Notes and (B) the Series G Warrants without giving effect to the exercise floor price set forth therein, and (iii) to amend the terms of the Notes to provide that (A) the Company will be eligible to receive $1,000,000 on the 5th day following the date the Investors are eligible to resell shares of Class A common stock pursuant to Securities Act Rule 144, which is expected to be October 1, 2016,. The foregoing description of the Agreement does not purport to describe all of the terms and provisions thereof and is qualified in its entirety by reference to the Agreement which is filed as Exhibits 4.1 to this report and is incorporated herein by reference. (B) the first payment of principal and interest under the Notes will be due on November 1, 2016 as opposed to July 29, 2016.

Three of the four Investors, have each participated in prior offerings of the Company's securities. In addition, one of the Investors and the Company entered into an exchange agreement in June 2015, whereby such investor exchanged certain outstanding warrants for shares of Class A common Stock.

Item 6.	Exhibits

Exhibit No.	Description

4.1*	Form of Termination and Amendment Agreement, dated May 12, 2016, between the Company and each of Alto Opportunity Master Fund, SPC, Empery Asset Master, Ltd., Empery Tax Efficient, LP and Empery Tax Efficient II, LP and Hudson Bay Master Fund, Ltd.

10.1*	Waiver and Consent Agreement, dated January 19, 2016, among Real Goods Solar, Inc., Real Goods Energy Tech, Inc., Real Goods Trading Corporation, Alteris Renewables, Inc., Real Goods Syndicated, Inc., Mercury Energy, Inc., Real Goods Solar, Inc.—Mercury Solar, Elemental Energy, LLC, Sunetric Management LLC and Silicon Valley Bank

10.2*	Loan Modification and Waiver Agreement, dated January 19, 2016, among Real Goods Solar, Inc., Real Goods Energy Tech, Inc., Real Goods Trading Corporation, Alteris Renewables, Inc., Real Goods Syndicated, Inc., Mercury Energy, Inc., Real Goods Solar, Inc.—Mercury Solar, Elemental Energy, LLC, Sunetric Management LLC and Solar Solutions and Distribution, LLC

10.3*	Loan Modification and Waiver Agreement, dated February 4, 2016, among Real Goods Solar, Inc., RGS Financing, Inc., Real Goods Energy Tech, Inc., Alteris Renewables, Inc., Real Goods Syndicated, Inc., Mercury Energy, Inc., Real Goods Solar, Inc. – Mercury Solar, Elemental Energy, LLC, Sunetric Management LLC and Solar Solutions and Distribution, LLC

10.4*	Amended and Restated Loan Agreement, dated March 30, 2016, among Real Goods Solar, Inc., RGS Financing, Inc., Real Goods Energy Tech, Inc., Alteris Renewables, Inc., Real Goods Syndicated, Inc., Mercury Energy, Inc., Real Goods Solar, Inc. – Mercury Solar, Elemental Energy, LLC, Sunetric Management LLC and Solar Solutions and Distribution, LLC

31.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of the Principal Accounting Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1**	Certification of the Chief Executive Officer and Acting Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf, by the undersigned, thereunto duly authorized.

Real Goods Solar, Inc.
(Registrant)

Date: May 12, 2016	By:	/s/ Dennis Lacey
Dennis Lacey
Chief Executive Officer (authorized officer)

Date: May 12, 2016	By:	/s/ Alan Fine
Alan Fine
General Manager Operations, Treasurer and
Principal Financial Officer

Date: May 12, 2016	By:	/s/ Thomas Mannik
Thomas Mannik
Principal Accounting Officer and Controller

EXHIBIT INDEX

Exhibit No.	Description

4.1*	Form of Termination and Amendment Agreement, dated May 12, 2016, between the Company and each of Alto Opportunity Master Fund, SPC, Empery Asset Master, Ltd., Empery Tax Efficient, LP and Empery Tax Efficient II, LP and Hudson Bay Master Fund, Ltd.

10.1*	Waiver and Consent Agreement, dated January 19, 2016, among Real Goods Solar, Inc., Real Goods Energy Tech, Inc., Real Goods Trading Corporation, Alteris Renewables, Inc., Real Goods Syndicated, Inc., Mercury Energy, Inc., Real Goods Solar, Inc.—Mercury Solar, Elemental Energy, LLC, Sunetric Management LLC and Silicon Valley Bank

10.2*	Loan Modification and Waiver Agreement, dated January 19, 2016, among Real Goods Solar, Inc., Real Goods Energy Tech, Inc., Real Goods Trading Corporation, Alteris Renewables, Inc., Real Goods Syndicated, Inc., Mercury Energy, Inc., Real Goods Solar, Inc.—Mercury Solar, Elemental Energy, LLC, Sunetric Management LLC and Solar Solutions and Distribution, LLC

10.3*	Loan Modification and Waiver Agreement, dated February 4, 2016, among Real Goods Solar, Inc., RGS Financing, Inc., Real Goods Energy Tech, Inc., Alteris Renewables, Inc., Real Goods Syndicated, Inc., Mercury Energy, Inc., Real Goods Solar, Inc. – Mercury Solar, Elemental Energy, LLC, Sunetric Management LLC and Solar Solutions and Distribution, LLC

10.4*	Amended and Restated Loan Agreement, dated March 30, 2016, among Real Goods Solar, Inc., RGS Financing, Inc., Real Goods Energy Tech, Inc., Alteris Renewables, Inc., Real Goods Syndicated, Inc., Mercury Energy, Inc., Real Goods Solar, Inc. – Mercury Solar, Elemental Energy, LLC, Sunetric Management LLC and Solar Solutions and Distribution, LLC

31.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of the Principal Accounting Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1**	Certification of the Chief Executive Officer and Acting Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*Filed herewith
**Furnished herewith

