Form 10-Q
period 2016-06-30
Real Goods Solar, Inc.
filed 2016-08-22
CIK 1425565

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES   ☐     NO   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 18, 2016
Class A Common Stock ($.0001 par value)	662,816

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

Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, without limitation, the following: our ability to operate with our existing financial resources or raise funds to meet our financial obligations and implement our strategy; our history of operating losses; our ability to achieve profitability; our success in implementing our plans to increase future sales, installations and revenue and to decrease costs; the impact of our present indebtedness and projected future borrowings on our financial health and our ability to pay interest and principal on our indebtedness, including our convertible notes due April 1, 2019; restrictions imposed by our present indebtedness; our ability to satisfy the conditions under the convertible notes due April 1, 2019 permitting release of funds from the restricted collateral account and for payments to be made in shares of our Class A common stock; restrictions on certain transactions and potential premiums and penalties under the terms of our convertible notes due April 1, 2016, and our outstanding warrants; rules, regulations and policies pertaining to electricity pricing and technical interconnection of customer-owned electricity generation such as net energy metering; the continuation and level of government subsidies and incentives for solar energy; our failure to timely or accurately complete financing paperwork on behalf of customers; the adoption and general demand for solar energy; the impact of a drop in the price of conventional energy on demand for solar energy systems; existing and new regulations impacting solar installations including electric codes; delays or cancellations for system installations where revenue is recognized on a percentage-of-completion basis; seasonality of customer demand and adverse weather conditions inhibiting our ability to install solar energy systems; changing and updating technologies and the issues presented by these new technologies related to customer demand and our product offering; geographic concentration of revenue from the sale of solar energy systems in east coast states, Hawaii and California; loss of key personnel and ability to attract necessary personnel; loss or suspension of licenses required for installation of solar energy systems; adverse outcomes arising from litigation and legal disputes; our ability to continue to obtain services and components from suppliers, installers and other vendors; disruption of our supply chain from equipment manufacturers and potential shortages of components for solar energy systems; conditions affecting international trade having an adverse effect on the supply or pricing of components for solar energy systems; factors impacting the timely installation of solar energy systems; competition; costs associated with safety and construction risks; continued access to competitive third party financiers to finance customer solar installations; our ability to meet customer expectations; risks and liabilities associated with placing employees and technicians in our customers’ homes and businesses; product liability claims; warranty claims and failure by manufacturers to perform under their warranties to us; increases in interest rates and tightening credit markets; continued or future non-compliance with Nasdaq’s continued listing requirements; our inability to maintain effective disclosure controls and procedures and internal control over financial reporting; volatile market price of our Class A common stock; possibility of future dilutive issuances of securities and its impact on our ability to obtain additional financing; the low likelihood that we will pay any cash dividends on our Class A common stock for the foreseeable future; compliance with public reporting requirements; anti-takeover provisions in our organizational documents; the significant ownership and voting power of our Class A common stock held by Riverside Renewable Energy Investments, LLC (“Riverside”); and such other factors as discussed throughout Part I, Item 1A, Risk Factors and Part II, Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2015 and Part I, Item 2, Management’s Discussion and Analysis of Financial Conditions and Results of Operations and Part II, Item 1A, Risk Factors included in this report.

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

Unaudited Interim Condensed Consolidated Financial Statements

We have prepared our unaudited interim condensed consolidated financial statements included herein pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to these rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In our opinion, the unaudited interim condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly, in all material respects, our consolidated financial position as of June 30, 2016, the interim results of operations for the three and six months ended June 30, 2016 and 2015, and cash flows for the six months ended June 30, 2016 and 2015. These interim statements have not been audited. The balance sheet as of December 31, 2015 was derived from our audited consolidated financial statements included in our annual report on Form 10-K. The interim condensed consolidated financial statements contained herein should be read in conjunction with our audited financial statements, including the notes thereto, for the year ended December 31, 2015.

REAL GOODS SOLAR, INC.

Condensed Consolidated Balance Sheets (unaudited)

(in thousands, except share data)	June 30, 2016	December 31, 2015

ASSETS
Current assets:
Cash	$490	$594
Restricted cash	8,250	—
Accounts receivable, net	3,192	4,374
Costs in excess of billings	359	930
Inventory, net	1,233	2,051
Deferred costs on uncompleted contracts	529	935
Other current assets	868	662
Current assets of discontinued operations	2,663	2,853

Total current assets	17,584	12,399
Property and equipment, net	781	1,015
Goodwill	1,338	1,338
Net investment in sales-type leases and other assets	1,532	1,405
Noncurrent assets of discontinued operations	735	878

Total assets	$21,970	$17,035

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Line of credit	$4,118	$774
Convertible debt short term, net of deferred costs and discount of $1,723	1,491	—
Accounts payable	7,107	9,121
Accrued liabilities	1,426	1,278
Billings in excess of costs on uncompleted contracts	196	858
Deferred revenue and other current liabilities	937	918
Derivative liabilities, short term	803	—
Current liabilities of discontinued operations	4,159	4,510

Total current liabilities	20,237	17,459
Convertible debt long-term, net of deferred costs and discount of $3,638	3,148	—
Other liabilities	1,540	22
Derivative liabilities, long-term	1,785	342
Noncurrent liabilities of discontinued operations	225	225

Total liabilities	26,935	18,048

Commitments and contingencies (Note 5)
Shareholders’ deficit:
Class A common stock, $.0001 par value, 150,000,000 shares authorized, 662,816 and 615,059 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	8	8
Additional paid-in capital	159,595	156,433
Accumulated deficit	(164,568)	(157,454)

Total shareholders’ deficit	(4,965)	(1,013)

Total liabilities and shareholders’ deficit	$21,970	$17,035

See accompanying notes.

REAL GOODS SOLAR, INC.

Condensed Consolidated Statements of Operations

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share data)	2016	2015	2016	2015
	(unaudited)		(unaudited)
Net revenue	$4,884	$14,727	$9,823	$25,337
Cost of goods sold	4,467	12,278	9,323	21,991

Gross profit	417	2,449	500	3,346

Expenses:
Selling and operating	1,699	2,916	3,891	6,987
General and administrative	1,373	1,404	2,670	3,071
Share based compensation	177	155	342	400
Restructuring costs	—	337	37	358
Litigation	—	500	24	500
Depreciation and amortization	107	124	215	274

Total expenses	3,356	5,436	7,179	11,590

Loss from continuing operations	(2,939)	(2,987)	(6,679)	(8,244)
Other income	8	238	17	348
Interest expense	(884)	(144)	(923)	(369)
Change in fair value of derivative liabilities, net	309	4,509	267	6,264

Income/(loss) before income taxes	(3,506)	1,616	(7,318)	(2,001)
Income tax (expense) benefit	(27)	(41)	(27)	24

Income/(loss) from continuing operations, net of tax	(3,533)	1,575	(7,345)	(1,977)
Income/(loss) from discontinued operations, net of tax	70	(133)	231	(315)

Net income/(loss)	$(3,463)	$1,442	$(7,114)	$(2,292)

Net income/(loss) per share – basic and diluted:
From continuing operations	$(5.53)	$6.27	$(11.65)	$(10.04)
From discontinued operations	0.11	(0.53)	0.37	(1.60)

Net income/(loss) per share – basic and diluted	$(5.42)	$5.74	$(11.28)	$(11.64)

Weighted-average shares outstanding:
Basic and diluted	639	251	630	197

See accompanying notes.

REAL GOODS SOLAR, INC.

Condensed Consolidated Statement of Changes in Shareholders’ Deficit (unaudited)

	Class A Common Stock				Total
(in thousands, except share data)	Shares	Amount	Additional Paid - in Capital	Accumulated Deficit	Shareholders’ Deficit
Balances, January 1, 2016	615,059	$8	$156,433	$(157,454)	$(1,013)
Issuance of common stock and other equity changes related to compensation	—	—	342	—	342
Proceeds from warrant exercises, net of costs	2,067	—	50	—	50
Issuance of common stock related to line of credit	29,082	—	167	—	167
Adjustment to common stock warrant liability for warrants extinguished /exchanged	10,934	—	103	—	103
Fractional shares issued in connection with reverse split	5,674	—	—	—	—
Issuance of warrants in the 2016 Note Offering	—	—	2,500	—	2,500
Net loss	—	—	—	(7,114)	(7,114)
Balances, June 30, 2016	662,816	$8	$159,595	$(164,568)	$(4,965)

REAL GOODS SOLAR, INC.

Condensed Consolidated Statements of Cash Flows

	For the Six Months Ended June 30, (unaudited)
(in thousands except share data)	2016	2015
Operating activities
Net loss	$(7,114)	$(2,292)
Income/(loss) from discontinued operations	231	(315)
Loss from continuing operations	(7,345)	(1,977)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities – continuing operations:
Depreciation	215	274
Amortization of debt discount and issuance costs	623
Share-based compensation	342	406
Change in valuation of derivative liabilities	(267)	(6,264)
Loss (gain) on sale of assets	10	(148)
Deferred interest on related party debt		187
Bad debt expense	101	—
Changes in operating assets and liabilities:
Accounts receivable	1,081	(827)
Costs in excess of billings on uncompleted contracts	571	1,190
Inventory	818	1,493
Deferred costs on uncompleted contracts	406	(2)
Net investment in sales-type leases and other current assets	(127)	(233)
Other assets	(206)	(1,327)
Accounts payable	(445)	(3,892)
Accrued liabilities	(470)	(675)
Billings in excess of costs on uncompleted contracts	(662)	591
Deferred revenue and other current liabilities	19	(1,333)
Other liabilities	8	(59)
Net cash used in operating activities – continuing operations	(5,328)	(12,596)
Net cash provided by operating activities – discontinued operations	213	2,139
Net cash used in operating activities	(5,115)	(10,457)
Investing activities
Purchase of property and equipment	—	(150)
Proceeds from sale of property and equipment	9	168
Net cash provided by investing activities	9	18
Financing activities
Proceeds from 2015 Offerings and warrant exercises, net of costs	17	14,152
Proceeds from convertible debt, net of costs and restricted cash	1,533	—
Principal payments on revolving line of credit	(9,198)	(29,320)
Principal borrowings on revolving line of credit	12,650	28,998
Net cash provided by financing activities	5,002	13,830
Net change in cash	(104)	3,391
Cash and cash equivalents at beginning of period	594	1,947

Cash and cash equivalents at end of period	$490	$5,338

Supplemental cash flow information
Income taxes paid	$—	$17
Interest paid	$94	$145
Non-cash items
Transfer from accounts payable to other liabilities for amounts paid and to be paid by insurance carrier	$1,510	$—
Transfer of accounts payable to vendor line of credit	$59	$—
Payment on line of credit in Class A common stock	$167	$—
Discount from warrants issued in conjunction with 2016 Note Offering	$2,500	$—
Accrued closing costs on Convertible Note	$651
Embedded derivative liability recorded in conjunction with April 2016 Offering	$2,616	$—
Common stock warrant liability recorded in conjunction with February 2015 Offering	$—	$12,033
Issuance of Class A common stock to related party for conversion of subordinated debt and accrued interest	$—	$4,238
Consideration transferred to Elemental Energy LLC	$—	$1,244
Change in common stock warrant liability in conjunction with exercise/extinguishment of warrants	$103	$7,258

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

On April 1, 2016, the Company issued $10.0 million of convertible notes and Series G warrants, raising net proceeds of $9.4 million (the “2016 Note Offering”) of which $8.25 million is held in restricted accounts as of June 30, 2016.

In addition, the Company has filed a Form S-1 registration statement with the U.S. Securities and Exchange Commission to register the offer and sale of convertible preferred stock, Series H warrants and shares of Class A common stock issuable pursuant to the terms of such preferred stock and warrants. The U.S. Securities and Exchange Commission has not yet declared the registration statement effective.

On May 25, 2016, the Company issued 29,082 shares of Class A common stock to Solar Solutions in payment of $167,513 due under the Amended and Restated Loan Agreement with Solar Solutions made as of March 31, 2016. See Note 3 below.

As discussed in Note 13, Subsequent Events, on August 22, 2016, we executed a Second Loan Modification Agreement with Solar Solutions to extend the eligibility of certain receivables in the borrowing base.

The Company has arranged for significant capital to be realized by the Company from (i) the conversion of convertible notes to common stock commencing October 1, 2016 and (ii) from the proceeds from the offering of convertible preferred stock and warrants, as and when the registration statement may be declared effective by the Securities and Exchange Commission and as and if the offering is successful.

The Company has prepared its business plan for 2016, and as described below, believes if it successfully executes the 2016 business plan, would have sufficient financial resources to operate for the ensuing 12-month period. The Company objectives in preparing this plan included expanding the size of the Company’s sales and construction organizations to generate gross margin that is in excess of its reduced fixed operating cost infrastructure and thereby reducing the Company’s present operating losses in an effort to return the Company to profitable operations in the future. Elements of this plan include, among others, (i) realizing operating costs savings from reductions in staff, of which substantially all had been realized as of June 30, 2016, (ii) the positive impact of the strategic decision to exit the large commercial segment which operated at both a substantial cash and operating loss, (iii) hiring and training additional field and e-sales force personnel to grow sales, (iv) optimizing the Company’s construction capability through authorized third-party integrators to realize the revenue from installation of the Company’s backlog and minimize the impact on gross margin of idle construction crew time, (v) changing the mix of marketing expenditures to achieve a lower cost of acquisition than that employed in prior periods, (vi) realizing the benefits of new vendor terms negotiated by the Company through the first half of 2016 that will reduce the cost of equipment acquired by the Company, (vii) increasing the sales and installations with small commercial customers, and (viii) continued internal efforts to accelerate the conversion of the Company’s accounts receivable to cash. The Company believes that as a result of (i) additional capital expected to be realized from its recent Form S-1 Registration Statement as described above, (ii) additional capital from the release of portions of the $8.25 million in cash currently in collateral accounts from the 2016 Note Offering, and (iii) the actions it has already implemented to reduce its fixed operating cost infrastructure, the Company has sufficient financial resources to operate for the ensuing 12 months. In the event the Company is unable to have the anticipated access to additional financial capital as described above, and therefore unable to successfully implement its 2016 business plan, then the Company would attempt to enact further reductions in costs, which would have a materially adverse impact on future operations.

2. Significant Accounting Policies

The Company made no changes to its significant accounting policies during the six months ended June 30, 2016.

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company’s management in accordance with GAAP for interim financial information and in compliance with the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, these unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of our management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the expected results for the year ending December 31, 2016. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015. Intercompany balances and transactions have been eliminated.

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

Derivative Liabilities

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

The Company accounts for some of its financial instruments under ASC 815, Derivatives and Hedging, and accordingly separate accounting recognition is provided for embedded derivatives within a financial instrument.

The following table reflects original assumptions at 4/1/2016 and at quarter end 6/30/2016 for embedded derivative liabilities issued in the 2016 Note Offering

	Exercise Price	Closing Market Price (average)	Risk-free Rate	Market Price Volatility	Remaining Term (years)	Probability of change in control
Embedded Derivative 04/01/2016	variable	$14.600	0.90%	49.0%	3.0	15.0%
Embedded Derivative 06/30/2016	variable	$4.285	0.71%	49.0%	2.75	15.0%

The following table reflects assumptions for common stock warrants accounted for as derivative liabilities and embedded derivative liabilities outstanding as of June 30, 2016.

	2013 & 2014 Issuances	2015 Issuances	Total
Derivative warrants outstanding at December 31, 2015	31,410	13,736	45,146
Issuances	-	1,034	1,034
Anti-dilution adjustments	380	112	492
Exchanged for common stock	-	(9,291)	(9,291)
Exercised/expired	-	(4,030)	(4,030)
Derivative warrants outstanding at June 30, 2016	31,790	1,561	33,351

	2013 & 2014 Issuances	2015 Issuances	2016	Total
Fair value of derivatives at December 31, 2015	$193	$149	$-	$342
Adjustment for warrants exercised/extinguished	-	(103)	-	(103)
Fair value of embedded derivatives in convertible note	-	-	2,616	2,616
Changes in fair value, net	(109)	(41)	(117)	(267)
Fair value of derivatives at June 30, 2016	$84	$5	$2,499	$2,588

To reflect changes in the fair values of its outstanding warrants and embedded derivatives, the Company recorded to its derivative liabilities, a net noncash decrease of $0.3 million and a decrease of $4.5 million during the three months ended June 30, 2016 and 2015, respectively and noncash decreases of $0.3 million and $6.3 million during the six months ended June 30, 2016 and 2015, respectively. In the event warrants are exercised or expire without being exercised, the fair value is reduced by the number of warrants exercised or expired multiplied by the fair value of each warrant at the time of exercise or expiration, with a credit to additional paid-in capital.

The Company used 10,000 simulations in the Monte Carlo pricing model to value the warrants and the embedded derivative in the convertible note. If factors change and different assumptions are used, the warrant liability and the change in estimated fair value could be materially different. Changes in the fair value of the warrants and embedded derivative are reflected in the consolidated statement of operations as change in fair value of derivative liabilities, with an offsetting non-cash entry recorded as an adjustment to the derivative liability.

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

The following tables summarize the basis used to measure certain financial assets and liabilities at fair value on a recurring basis in the condensed consolidated balance sheets:

Balance at June 30, 2016 (in thousands)	Total	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Common stock warrant liability	$89	$—	$—	$89
Embedded derivative liability	2,499	—	—	2,499
Total fair value	$2,588	$—	$—	$2,588

For the Company’s Level 3 measures, fair value is based on a Monte Carlo pricing model that is based, in part, upon unobservable inputs for which there is little or no market data, requiring the Company to develop its own. The Company used a market approach to valuing these derivative liabilities.

The following table shows the reconciliation from the beginning to the ending balance for the Company’s derivative liabilities measured at fair value on a recurring basis using significant unobservable inputs (i.e. Level 3) for the three months ended June 30, 2016:

(in thousands)	Fair Value Measurements Using Significant Unobservable Inputs
Fair value of derivative liabilities at December 31, 2015	$342
Change in the fair value of derivative liabilities, net	(267)
Adjustment for warrants exercised/extinguished	(103)
Issuance of convertible notes containing embedded derivative	2,616

Fair value of derivative liabilities at June 30, 2016	$2,588

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

ASU 2015-03

On April 7, 2015, the FASB issued Accounting Standards Update No. 2015-03 (“ASU 2015-03”), Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. For public business entities, the standard is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. For all other entities, the standard is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. Early adoption is permitted for financial statements that have not been previously issued. The new guidance will be applied on a retrospective basis. The Company has adopted this standard and the convertible debt is presented net of discount and issuance costs on its condensed consolidated balance sheet.

ASU 2015-01

On February 18, 2015, the FASB issued Accounting Standards Update No. 2015-01 (“ASU 2014-01”), Income Statement-Extraordinary and Unusual Items (Subtopic 225-20). The standard eliminates the concept of an extraordinary item. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, however early adoption is permitted.

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

The amendments in ASU 2014-09 are effective for the Company on January 1, 2018 and it is assessing the impact on its consolidated financial statements.

3. Line of Credit

On January 19, 2016 the Company entered into a waiver and consent agreement with SVB in which it consented to the assignment of the revolving credit facility to Solar Solutions and waived any claims against SVB. On January 19, 2016, Solar Solutions acquired the revolving credit facility from SVB.

On March 30, 2016 the Company entered into an Amended and Restated Loan Agreement with Solar Solutions (the “Loan”) which, among other items, (i) extended the term to March 31, 2017, and (ii) allowed for certain eligible inventories to be included in the borrowing base.

On May 25, 2016, the Company entered into the First Loan Modification Agreement, effective as of May 19, 2016, with Solar Solutions to amend the terms of the Loan (the “Modification Agreement”). The Modification Agreement amends the Loan to, among other things, (i) reschedule the payment of $167,513.41 due on May 15, 2016 to a date on or before June 3, 2016 and (ii) require the Company to issue Solar Solutions 29,082 shares of its Class A Common Stock (the “Shares”) at a price of $5.76 per share as a payment on the revolving line of credit under the Loan.

Generally, the Loan provides for advances not to exceed a maximum amount based upon a borrowing base availability of 75.0% of eligible accounts receivable and a variable rate of eligible inventory as defined in the Loan. The maximum amount of the Loan is currently $5.0 million, and is reduced to $4.0 million on October 1, 2016 and to $3.0 million on January 1, 2017. Borrowings bear interest at the greater of (a) the greater of the prime rate or 4.0%, plus 3.0%, and (b) 7.0%. The amended maturity date for the Loan is currently March 31, 2017. The line of credit has a facility fee of 2.0% per year of the average daily unused portion of the available line of credit and a loan administration and collateral monitoring labor fee of $4,000 per month.

On August 22, 2016, Solar Solutions confirmed to the Company that Solar Solutions had agreed to amend the Loan to provide for the extension of the time period in which certain of the Company’s accounts receivable were available at the rate of 100% for Loan advances. This Second Modification Agreement extends the advance rate of such Company accounts receivable until October 1, 2016. The advance rate under the Loan for these accounts receivable declines after that date and migrate to a 0% advance rate at December 1, 2016.

As of June 30, 2016 the Company had a balance outstanding under the Loan of $4.1 million and as of December 31, 2015, the Company had a line of credit outstanding with SVB of $0.8 million, accruing interest at 7.0% and 8.0% per annum, respectively.

4. Related Party Transactions

Riverside is currently the Company’s largest shareholder and held approximately 12.7% of the Company’s issued and outstanding shares of Class A common stock as of June 30, 2016. Pursuant to the terms of a Shareholders Agreement, Riverside has the right to designate a certain number of individuals for appointment or nomination to our Board of Directors, tied to its ownership of the Company’s Class A common stock.

5. Commitments and Contingencies

The Company leases offices and warehouse space through non-cancelable operating leases. Some of these leases contain escalation clauses, based on increases in property taxes and building operating costs, and renewal options ranging from one month to three years.

The Company also leases a fleet of vehicles classified as operating leases. The lease terms range from 36 to 60 months.

The following schedule represents the remaining future minimum payments of all leases as of June 30, 2016:

(in thousands)
2016	$383
2017	385
2018	343
2019	266
2020 and thereafter	578
$1,955

The Company incurred rent expense of $0.2 million and $0.3 million for the three months ended June 30, 2016 and 2015, respectively and $0.4 million and $0.6 million for the six months ended June 30, 2016 and 2015, respectively.

The Company is subject to risks and uncertainties in the normal course of business, including legal proceedings; governmental regulation, such as the interpretation of tax and labor laws; contractual matters including warranty claims in the discontinued large commercial segment; and the seasonal nature of its business due to weather-related factors. The Company has accrued for costs incurred with respect to identified risks and uncertainties based upon the facts and circumstances currently available.

From time to time, we are involved in legal proceedings that we consider to be in the normal course of business.

6. Convertible Debt

2016 Note Offering

On April 1, 2016, the Company entered into a securities purchase agreement for a private placement of $10.0 million units, each consisting of $1 Senior Secured Convertible Notes due on April 1, 2019 (the “Notes”) and one Series G warrant to purchase a fraction of one share of Class A common stock. On the same day the Company closed the transaction and issued an aggregate of $10.0 million of notes and Series G warrants exercisable into 248,973 shares of Class A common stock. The Company has reserved up to 5,500,000 shares of Class A common stock for issuance pursuant to the terms of the Notes and may adjust such share reserve periodically to reflect the terms of the Notes.

In accordance with relevant accounting guidance for debt with conversion and other options, the Company separately accounts for the liability and equity components of the Notes by allocating the proceeds between the liability component, and equity component over their relative fair values after initially allocating the fair value of the embedded conversion option. The equity component of the Notes and the embedded derivative liability are recognized as a debt discount on the issuance date. The debt discount, is amortized to interest expense using the effective interest method over three years, or the life of the Notes.

In connection with the issuance of the Notes, the Company incurred approximately $1.4 million of debt issuance costs, which primarily consisted of underwriting, legal and other professional fees, and allocated these costs to the liability component of the host debt instrument, and is recorded as a contra account to the debt liability on the balance sheet. The amount allocated to the liability component is amortized to interest expense over the contractual life of the Convertible Notes using the effective interest method.

The Company’s outstanding convertible note balances as of June 30, 2016 consisted of the following (in thousands):

June 30, 2016
Liability component:
Principal	$10,000
Less: debt discount, net	(4,146)
Less: debt issuance costs, net	(1,215)
Net carrying amount	$4,639

As of June 30, 2016, the carrying value of the Convertible Notes was $4.6 million. The effective interest rate on the liability component was 58% for the period from the date of issuance through June 30, 2016. The following table sets forth total interest expense recognized related to the Convertible Notes during the three and six months ended June 30, 2016 (in thousands):

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Contractual interest expense	$200	$200
Amortization of debt issuance costs	141	141
Amortization of debt discount	482	482
Total interest expense on Convertible Notes	$823	$823

As of June 30, 2016 the Company has received $1.75 million of the proceeds from the sale of the units from the 2016 Note Offering in unrestricted cash. The remaining proceeds of $8.25 million are held in five separate collateral accounts that are subject to Deposit Account Control Agreements between the Bank of Hawaii, the Company, and the applicable investor. The Notes provided for distribution of the proceeds held pursuant to the Deposit Account Control Agreement as described on Form 8-K filed on April 1, 2016, as amended. On May 12, 2016, the Notes were amended to provide for the release of cash from the collateral accounts as described in the following paragraph.

On May 12, 2016, the Company agreed to request withdrawal of its registration statement and entered into separate termination and amendment agreements with the investors in the 2016 Note Offering pursuant to which the parties terminated the registration rights agreement entered into in connection with the 2016 Note Offering and the investors agreed (i) to release $1 million from the collateral accounts on the 3rd business day following the Company’s filing of a Current Report on Form 8-K disclosing that it has received shareholder approval pursuant to NASDAQ Rule 5635(d) to issue shares of Class A common stock pursuant to the terms of the Notes without giving effect to the exchange cap set forth therein an amount that may exceed 20% of the Company’s issued and outstanding shares of Class A common stock before the issuance of the Notes and the exercise of the Series G warrants without giving effect to the exercise floor price set forth therein, (ii) the Company would be eligible for an additional release of $1 million on the 5th day following the date the Investors are eligible to resell shares of Class A common stock pursuant to Securities Act Rule 144, which is expected to be October 1, 2016; (iii) subsequent releases from the collateral accounts will occur on the current schedule following the Rule 144 eligibility date; and (iv) the first payment of principal and interest under the Notes would be due on November 1, 2016. At the Company’s scheduled shareholder meeting on May 27, 2016, voters approved the issuance of Class A common stock in exchange for Notes and Series G warrants issued in the 2016 Note Offering.

The Notes are convertible at any time, at the option of the holders, into shares of Common Stock at the lower of a fixed and floating conversion price. The initial fixed conversion price is $16.07 per share, subject to adjustment for stock splits and similar events. The floating conversion price is equal to the lowest of (i) 85% of the arithmetic average of the five lowest volume-weighted average prices of the Common Stock during the 20 consecutive trading day period ending on the trading day immediately preceding the delivery of the applicable conversion notice by such holder of Notes, (ii) 85% of the volume-weighted average price of the Common Stock on the trading day immediately preceding the delivery of the applicable conversion notice by such holder of Notes, and (iii) 85% of the volume-weighted average price of the Common Stock on the trading day of the delivery of the applicable conversion notice by such holder of Notes.

Under terms of the Notes, principal and interest payments have been deferred until November 1, 2016 at which time, interest accrued at 8% per annum is due in full and thereafter, the Company shall make 28 equal monthly principal payments of approximately $ 0.36 million plus accrued interest. The Company has the option to make such principal and interest payments, in whole or in part, through the exchange of its Common Stock at the floating conversion price previously described. At June 30, 2016, the Company had accrued interest of $0.2 million included in accrued liabilities on the Condensed Balance Sheet.

7. Shareholders’ Equity

The following transactions were completed during the six months ended June 30, 2016:

2016 Note Offering

In connection with the issuance of the Notes, the Company issued Series G warrants exercisable into 291,298 shares of Class A common stock. The fair value of Warrants issued was $3.5 million and is recorded in Equity. The following table reflects original assumptions at 4/1/2016 for Series G Warrants issued in the 2016 Note Offering

	Exercise Price	Closing Market Price	Risk-free Rate	Market Price Volatility	Remaining Term (years)
Series G Warrant	$16.56	$14.20	1.240%	121.21%	5.0

June 2016 Reverse Stock Split

On June 2, 2016, the Company executed a reverse stock split of all outstanding shares of the Company’s Class A common stock at a ratio of one-for-twenty, whereby twenty shares of Class A common stock were combined into one share of Class A common stock. The reverse split was previously authorized by a vote of the Company’s shareholders on May 27, 2016. The Company did not decrease its authorized shares of capital stock in connection with the reverse stock split. Share amounts are presented to reflect the reverse split in all periods.

Option and Warrant Exercises

During the three and six months ended June 30, 2016 and 2015, the Company issued no shares of its Class A common stock to employees upon the exercise of stock options. During the six months ended June 30, 2016 and 2015 the Company issued 2,067 and 150,794 shares of its Class A common stock pursuant to the exercise of warrants and additional equity funding, respectively.

At June 30, 2016, the Company had the following shares of Class A common stock reserved for future issuance:

Stock options and grants outstanding under incentive plans	5,840
Common stock warrants outstanding - derivative liability	33,350
Common stock warrants outstanding - equity security	318,573

Total shares reserved for future issuance	357,763

8. Share-Based Compensation

During the six months ended June 30, 2016, the Company did not grant any stock options and cancelled 612 stock options versus grants of 4,262 stock options and cancellations of 1,853 stock options during the six months ended June 30, 2015, under its 2008 Long-Term Incentive Plan, as amended. The new stock options vest at 2% per month for the 50 months beginning with the first day of the eleventh month after date of grant.

Total share-based compensation expense recognized was $0.2 million and $0.2 million during the three months ended June 30, 2016 and 2015, respectively, and $0.3 million and $0.4 million during the six months ended June 30, 2016 and 2015, respectively. Share-based compensation expense is reported separately on the Company’s condensed consolidated statements of operations.

9. Income Taxes

The Company performed assessments of the realizability of its net deferred tax assets generated during each reporting period, considering all available evidence, both positive and negative. As a result of these assessments, the Company concluded that it was more likely than not that none of its net deferred tax assets would be recoverable through the reversal of temporary differences and near term normal business results. The Company, during the six months ended June 30, 2016 and 2015, increased its valuation allowance by $2.4 million and $3.0 million, respectively. The Company recognized $27,000 income tax expense for states during the three and six months ended June 30, 2016 and $41,000 and a benefit of $24,000 as of the three and six months ended June 30, 2015, respectively.

10. Net Income (Loss) Per Share

Basic net income/(loss) per share excludes any dilutive effects of options or warrants. The Company computes basic net income/(loss) per share using the weighted average number of shares of its Class A common stock outstanding during the period. The Company computes diluted net income/(loss) per share using the weighted average number of shares of its Class A common stock and common stock equivalents outstanding during the period. The Company excluded common stock equivalents of 3.3 million and 0.04 million for the three months ended June 30, 2016 and 2015, respectively, and 3.3 million and 0.04 million for the six months ended June 30, 2016 and 2015, respectively, from the computation of diluted net loss per share because their effect was antidilutive.

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2016	2015	2016	2015
Net income/(loss):
Income/(loss) from continuing operations	$(3,533)	$1,575	$(7,345)	$(1,977)
Income/(loss) from discontinued operations	70	(133)	231	(315)

Net income/(loss)	$(3,463)	$1,442	$(7,114)	$(2,292)

Weighted average shares for basic and diluted net loss per share:
Weighted average shares for basic net loss per share	639	251	630	197
Effect of dilutive securities - weighted average of stock options, restricted stock awards, and warrants	—	—	—	—
Weighted average shares for basic and diluted net loss per share	639	251	630	197

Net income/(loss) per share – basic and diluted:
Income/(loss) from continuing operations	$(5.53)	$6.27	$(11.65)	$(10.04)
Income/(loss) from discontinued operations	0.11	(0.53)	0.37	(1.60)

Net income/(loss)	$(5.42)	$5.74	$(11.28)	$(11.64)

11. Segment Information

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

Financial information for the Company’s segments and a reconciliation of the total of the reportable segments’ income/(loss) from operations (measures of profit or loss) to the Company’s consolidated net income/(loss) are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Net revenue:
Residential	$3,296	$11,110	$7,048	$17,967
Sunetric	1,588	3,617	2,775	7,370
Other	—	—	—	—

Consolidated net revenue	4,884	14,727	9,823	25,337

Income/(loss) from operations:
Residential	(893)	(509)	(2,157)	(2,978)
Sunetric	(291)	147	(1,089)	(166)
Other	(1,755)	(2,625)	(3,433)	(5,100)

Consolidated loss from continuing operations	(2,939)	(2,987)	(6,679)	(8,244)

Reconciliation of consolidated loss from operations to consolidated net loss:
Other income	8	238	17	348
Interest expense	(884)	(144)	(952)	(369)
Change in valuation of derivative liabilities	309	4,509	267	6,264
Income tax (expense)/benefit	(27)	(41)	(27)	24
Income/(loss) from discontinued operations, net of tax	70	(133)	231	(315)

Net income/(loss)	$(3,463)	$1,442	$(7,143)	$(2,292)

The following is a reconciliation of reportable segments’ assets to the Company’s consolidated total assets. The Other segment includes certain unallocated corporate amounts.

(in thousands)	June 30, 2016	December 31, 2015
Total assets – continuing operations:
Residential	$6,692	$9,229
Sunetric	2,230	3,041
Other	9,650	1,034

	$18,572	$13,304

Total assets – discontinued operations:
Commercial	3,398	3,731

	$21,970	$17,035

12. Discontinued Operations

The following is a reconciliation of the major line items constituting pretax loss of discontinued operations to the after-tax loss of discontinued operations that are presented in the condensed consolidated statements of operations as indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Major line items constituting pretax loss of discontinued operations:
Net revenue	$123	$486	$346	$909
Cost of goods sold	17	331	30	579
Selling and operating	30	190	73	450
General and administrative	6	34	12	108
Restructuring costs	—	31	—	31
Depreciation and amortization	—	33	—	56

Pretax income/(loss) of discontinued operations	70	(133)	231	(315)

Income/(loss) on discontinued operations	$70	$(133)	$231	$(315)

The following is a reconciliation of the carrying amounts of major classes of assets and liabilities of the discontinued operations to the total assets and liabilities of the discontinued operations presented separately in the condensed consolidated balance sheets as indicated:

(in thousands)	June 30, 2016	December 31, 2015

Carrying amounts of major classes of assets included as part of discontinued operations:
Current assets:
Accounts receivable, net	$2,044	$1,560
Costs in excess of billings on uncompleted contracts	504	1,105
Inventory, net	58	112
Other current assets	57	76

Total major classes of current assets of the discontinued operations	2,663	2,853

Noncurrent assets:
Other noncurrent assets	735	878

Total noncurrent assets of discontinued operations	735	878

Total assets of the discontinued operations in the balance sheet	$3,398	$3,731

Carrying amounts of major classes of liabilities included as part of discontinued operations:
Current liabilities:
Accounts payable	$1,801	$1,978
Accrued liabilities	2,237	2,394
Deferred revenue and other current liabilities	121	138

Total current liabilities of discontinued operations	4,159	4,510

Noncurrent liabilities:
Other liabilities	225	225

Total major classes of noncurrent liabilities of the discontinued operations	225	225

Total liabilities of the discontinued operations in the balance sheet	$4,384	$4,735

13. Subsequent Events

On July 21, 2016, the company filed an amendment to its registration statement on Form S-1 with the SEC for convertible preferred stock and warrants. The SEC has not yet declared the registration statement effective. The Company intends to pursue the offering registered under the registration statement, but cannot predict with any degree of accuracy whether it will be able to accomplish the offering.

On August 22, 2016, we executed a Second Loan Modification Agreement with Solar Solutions pursuant to which the dates for inclusion of certain receivables in the borrowing base have been extended. See Note 3 above.

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

The following table summarizes changes to our backlog by segment during the six-month period ended June 30, 2016:

(in thousands)	Residential	Sunetric	Totals
Backlog of December 31, 2015	$9,502	$7,195	$16,697
Bookings from new awards (“Sales”)	5,270	203	5,473
Cancellations and reductions on existing contracts	(1,250)	47	(1,203)
Amounts recognized in revenue upon installation	(3,684)	(1,100)	(4,784)
Backlog at March 31, 2016	9,838	6,345	16,183
Bookings from new awards (“Sales”)	3,673	386	4,059
Cancellations and reductions on existing contracts	(2,249)	(441)	(2,690)
Amounts recognized in revenue upon installation	(3,037)	(1,533)	(4,570)
Backlog at June 30, 2016	$8,225	$4,757	$12,982

We experienced a high level of contract cancellations, which we attribute to (i) the fact that our financial conditions, as previously disclosed, limited our access to solar panels such that we were not able to install solar energy systems in a time frame to satisfy certain customers and (ii) our history of operating losses and resulting declining stock price affecting customer decisions. We determined that for optimum internal operations, and customer satisfaction, that a backlog equivalent to a few months of sales is optimal. Further, we have determined that our sales efforts should be broadened to additional states to minimize the impact of weather on our seasonal results, and to better balance the construction capacity of our internal and third-party installers.

We did not emphasize originating new sales during the first half of 2016 as the company did not have financial capital for growth.

We intend to continue the optimization of our e-sales call-center based sales organization with the goal of increasing our future sales awards, both for our current states of operation and new states where we may operate in future periods. Our customers currently finance their acquisition of solar energy systems using their own cash, a loan they receive from a financial provider, or a lease provided by either us or a third party lease financier. We believe that to be successful in increasing our sales and resultant revenue, we need to:

•	Expand the size of our call center sales organization.
•	Expand the size of our east coast residential and Sunetric field sales organizations.
•	Expand our digital marketing program, as well as increase spending to generate customer leads while achieving our desired cost of acquisition.
•	Make available to our customers, additional third-party providers to finance customer acquisitions of our solar energy systems.
•	Expand the size of our residential east coast and Sunetric construction organization.
•	Expand our network of authorized third party installers, including potential new states of operations.
•	Commence sales into new states of operations.

In order to effectively pursue the above tactics, we have determined we need to obtain additional financing, see Note 1. Organization, Nature of Operations, and Principles of Consolidation and Note 6. Shareholders’ Equity. We compete with larger, better-financed firms for customers, employees, and the services of third party financiers and installers and, accordingly, there can be no assurance that we will be successful in meeting our goals for increasing sales and revenue.

Recent Developments

During 2016, in conjunction with our plans to position the Company for future profitable operations, we have:

•	Raised $10 million of convertible debt before offering expenses.
•	Reduced selling and operating and general and administrative expenses with the goal of lowering the required amount of future revenue to achieve break-even, or better, operating results in the future.

Critical Accounting Policies and Estimates

There were no material changes to our critical accounting policies or estimates during the six months ended June 30, 2016 from those disclosed in our annual report on Form 10-K for the year ended December 31, 2015.

Results of Operations

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Net revenue. Net revenue decreased $9.8 million, or 66.8%, to $4.9 million during the three months ended June 30, 2016 from $14.7 million during the three months ended June 30, 2015. Net revenue for our residential segment decreased $7.8 million, or 70.3%, to $3.3 million during the three months ended June 30, 2016 from $11.1 million during the three months ended June 30, 2015, primarily due to lack of access to capital for growth which caused delays in material purchases and limited our access to third party installers, coupled with fewer sales during the current period the California market. The residential segment megawatts installed decreased by 1.9 megawatts, or 72.3%, to 0.7 megawatts during the three months ended June 30, 2016 from 2.6 megawatts during the three months ended June 30, 2015. The Sunetric segment megawatts installed decreased by 0.5 megawatts, or 55.2%, to 0.4 megawatts during the three months ended June 30, 2016 from 0.9 megawatts during the three months ended June 30, 2015.

Gross profit. Gross profit decreased $2.0 million, or 83.0%, to $0.4 million or 8.5% of net revenue during the three months ended June 30, 2016 from $2.4 million or 16.6% of net revenue during the three months ended June 30, 2015. Gross profit for our residential segment decreased $1.2 million, or 73.1%, to $0.5 million or 13.8% of net revenue during the three months ended June 30, 2016 from $1.7 million or 15.2% of net revenue during the three months ended June 30, 2015. The decrease in the residential segment’s gross profit margin percentage was due primarily to the proportionate greater absorption of fixed costs associated with the decline in revenue of $7.8 million from the prior year quarter. Gross profit for our Sunetric segment was $(0.04) million or (2.3)% of net revenue during the three months ended June 30, 2016 as compared to $0.8 million or 21.0% of net revenue during the three months ended June 30, 2015. The decrease in the Sunetric segment’s gross profit margin percentage was due primarily to the proportionate greater absorption of fixed costs associated with the decline in revenue from the prior year quarter.

Selling and operating expenses. Selling and operating expenses decreased $1.2 million, or 41.7%, to $1.7 million or 34.8% of net revenue during the three months ended June 30, 2016 from $2.9 million or 19.8% of net revenue during the three months ended June 30, 2015. Selling and operating expenses for our residential segment decreased $0.7 million, or 36.8%, to $1.2 million or 36.6% of net revenue during the three months ended June 30, 2016 from $1.9 million or 17.2% of net revenue during the three months ended June 30, 2015. The decrease in the residential segment’s selling and operating expenses was attributable to the reduction of revenue and headcount, creating a new commission payout structure, and management’s decision to reduce the costs for customer leads. Selling and operating expenses for our Sunetric segment were $0.2 million or 11.6% of net revenue during the three months ended June 30, 2016 from $0.6 million or 15.6% of net revenue during the three months ended June 30, 2015.

General and administrative expenses. General and administrative expenses remained largely unchanged at $1.4 million during the three months ended June 30, 2016 and 2015. However due to the decline in revenue during the three months ended June 30, 2016 general and administrative expenses were 28.1% of net revenue compared to 9.5% of net revenue during the three months ended June 30, 2015.

Litigation expenses. Litigation expenses during the three months ended June 30, 2015 was $0.5 million associated with the settlement of the PIPE litigation in July 2015, and is equal to our retention limit under our 2014-15 Officers and Directors liability insurance policy.

Restructuring costs. There were no restructuring costs during the three months ended June 30, 2016. Restructuring costs were $0.3 million during the three months ended June 30, 2015 and were related to the costs of obtaining a fairness opinion provided and of legal services in connection with the conversion of subordinated debt to equity as well as costs related to the closings of California offices.

Depreciation and Amortization. Depreciation and Amortization were $0.1 million during the three months ended June 30, 2016 and June 30, 2015.

Other income. Other income was $0.2 million in the second quarter of 2015; a reversal of previously accrued interest expense arising from the settlement of a sales tax audit.

Interest expense. Interest expense increased $0.8 million to $0.9 million during the three months ended June 30, 2016 from $0.1 million during the three months ended June 30, 2015. The increase reflects principally the accrued interest, amortization of debt discount and debt issuance costs of the 2016 Note Offering and increased borrowing on the line of credit.

Change in valuation of derivative liabilities, net. We recorded noncash income of $0.3 million during the three months ended June 30, 2016 compared to $4.5 million during the three months ended June 30, 2015. The significant change in valuation of derivative liabilities is due to decreasing stock prices causing a reduction in the carrying value of the derivative liabilities. For the three months ended June 30, 2016, the value of the derivative liabilities for the April 2016 Notes did not materially change as the revised terms of the notes provide for conversions commencing October 1, 2016 and, accordingly, the values did not materially change from closing on April 1, 2016.

Income tax expense. Income tax expense was $27,000 during the three months ended June 30, 2016 and $41,000 during the three months ended June 30, 2015.

Income/(loss) from continuing operations. Our loss from continuing operations during the three months ended June 30, 2016 was $3.5 million, or $(5.53) per share, as compared to income from continuing operations of $1.6 million, or $6.27 per share, during the three months ended June 30, 2015.

Income/(loss) from discontinued operations. Our income from discontinued operations during the three months ended June 30, 2016 was $0.07 million, or $0.11 per share, as compared to a loss from discontinued operations of $(0.1) million, or $(0.53) per share, during the three months ended June 30, 2015.

Net income/(loss). Our net loss during the three months ended June 30, 2016 was $3.5 million, or $(5.42) per share, as compared to a net income of $1.4 million, or $(5.74) per share, during the three months ended June 30, 2015.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Net revenue. Net revenue decreased $15.5 million, or 61.2%, to $9.8 million during the six months ended June 30, 2016 from $25.3 million during the six months ended June 30, 2015. Net revenue for our residential segment decreased $11.0 million, or 60.8%, to $7.0 million during the six months ended June 30, 2016 from $18.0 million during the six months ended June 30, 2015, primarily due to lack of access to capital for growth which caused delays in material purchases and limited our access to third party installers coupled with fewer sales during the current period in the California market. The residential segment megawatts installed by decreased 2.6 megawatts, or 61.9%, to 1.6 megawatts during the six months ended June 30, 2016 from 4.3 megawatts during the six months ended June 30, 2015. The Sunetric segment megawatts installed decreased by 1.1 megawatts, or 157.1%, to 0.7 megawatts during the six months ended June 30, 2016 from 1.8 megawatts during the six months ended June 30, 2015.

Gross profit. Gross profit decreased $2.8 million, or 85.1%, to $0.5 million or 5.1% of net revenue during the six months ended June 30, 2016 from $3.3 million or 13.2% of net revenue during the six months ended June 30, 2015. Gross profit for our residential segment decreased $1.5 million, or 62.8%, to $0.9 million or 12.6% of net revenue during the six months ended June 30, 2016 from $2.3 million or 13.3% of net revenue during the six months ended June 30, 2015. The decrease in the residential segment’s gross profit percentage was due to the proportionate greater absorption of fixed costs associated with the decline in revenue of $15.5 million from the prior year 6 months to date. Gross profit for our Sunetric segment was $(0.4) million or (14.1)% of net revenue during the six months ended June 30, 2016 as compared to $0.9 million or 12.9% of net revenue during the six months ended June 30, 2015. The decrease in the Sunetric segment’s gross profit percentage was due to the proportionate greater absorption of fixed costs associated with the decline in revenue from the prior year 6 months to date.

Selling and operating expenses. Selling and operating expenses decreased $3.1 million, or 44.3%, to $3.9 million or 39.6% of net revenue during the six months ended June 30, 2016 from $7.0 million or 27.6% of net revenue during the six months ended June 30, 2015. Selling and operating expenses for our residential segment decreased $2.2 million, or 44.8%, to $2.7 million or 38.7% of net revenue during the six months ended June 30, 2016 from $4.9 million or 27.5% of net revenue during the six months ended June 30, 2015. The decrease in the residential segment’s selling and operating expenses was attributable to the reduction of revenue and headcount, creating a new commission payout structure, and management’s decision to reduce the costs of customer leads. Selling and operating expenses for our Sunetric segment were $0.5 million or 19.8% of net revenue during the six months ended June 30, 2016 from $1.1 million or 13.8% of net revenue during the six months ended June 30, 2015.

General and administrative expenses. General and administrative expenses decreased $0.4 million, or 13.1%, to $2.7 million or 27.2% of net revenue during the six months ended June 30, 2016 from $3.1 million or 12.1% of net revenue during the six months ended June 30, 2015. General and administrative expenses for our Sunetric segment were $0.1 million or 4.9% of net revenue during the six months ended June 30, 2015. General and administrative expenses for our other segment remained largely unchanged compared to the prior year period as most of the reductions in headcount and reduction of expenses had already been realized as of June 30, 2015.

Restructuring Costs. Restructuring costs were $0.04 million during the six months ended June 30, 2016 and $0.4 million during the six months ended June 30, 2015. Restructure costs are related to the costs of obtaining a fairness opinion provided and of legal services in connection with the conversion of subordinated debt to equity as well as costs related to the closings of California offices.

Litigation expenses. Litigation expenses during the six months ended June 30, 2016 were $0.02 million and $0.5 million during the six months ended June 30, 2015 pursuant to our recording a charge associated with the settlement of the PIPE litigation in July 2015, in an amount equal to our retention limit under our 2014-15 Officers and Directors liability insurance policy.

Depreciation and Amortization. Depreciation and amortization were $0.2 for the six months ended June 30, 2016 and were $0.3 million during the six months ended June 30, 2015.

Other income. Other income was $0.3 million in the second quarter of 2015; a reversal of previously accrued interest expense arising from the settlement of a sales tax audit in combination with gains on sales of fixed assets.

Interest expense. Interest expense increased $0.6 million to $0.9 million during the six months ended June 30, 2016 from $0.4 million during the six months ended June 30, 2015. The increase reflects principally the accrued interest, amortization of debt discount and debt issuance costs of the 2016 Note Offering and increased borrowing on the line of credit.

Change in derivative liabilities, net. We recorded noncash income of $0.3 million during the six months ended June 30, 2016 compared to $6.3 million during the six months ended June 30, 2015, a decrease of $6.0 million. For the six months ended June 30, 2015, the change in valuation of warrants is comprised of $6.8 million of non-cash change in warrant liability offset by $0.5 million inducement loss on early extinguishment of debt associated with the warrant exchange at June 30, 2015. The change in valuation of derivative liabilities is due to decreasing stock prices causing a reduction in the carrying value of the derivative liabilities.

Income tax (expense)/benefit. Income tax (expense)/benefit was negligible during the six months ended June 30, 2016 and the six months ended June 30, 2015.

Loss from continuing operations. As a result of the above factors, our loss from continuing operations during the six months ended June 30, 2016 was $7.3 million, or $(11.65) per share, as compared to a loss from continuing operations of $2.0 million, or $(10.04) per share, during the six months ended June 30, 2015.

Income/(loss) from discontinued operations. Our income from discontinued operations during the six months ended June 30, 2016 was $0.2 million, or $0.37 per share, as compared to a loss from discontinued operations of $0.3 million, or $(1.60) per share, during the six months ended June 30, 2015.

Net loss. Our net loss during the six months ended June 30, 2016 was $7.1 million, or $(11.28) per share, as compared to a net loss of $2.3 million, or $(11.64) per share, during the six months ended June 30, 2015.

Seasonality

Our quarterly net revenue and operating results for solar energy system installations are difficult to predict and have, in the past, and may, in the future, fluctuate from quarter to quarter as a result of changes in state, federal, or private utility company subsidies, as well as weather, economic trends and other factors. We have historically experienced seasonality in our solar installation business, with the first quarter representing our lowest installation quarter of the year primarily due to adverse weather.

Liquidity and Capital Resources

We have implemented measures to reduce our cash outflow from operations from prior years. These measures included (i) exiting the large commercial segment which was operating at both an operating and cash flow loss, (ii) reducing staffing levels, (iii) raising prices for our products and (iv) efforts to enhance accounts receivable collections and optimize inventory levels.

In addition, the Company has arranged for significant capital to be realized by the company from (i) the conversion of convertible notes to common stock commencing October 1, 2016 and (ii) from the proceeds from the offering of convertible preferred stock and warrants. The company’s registration statement for the convertible preferred stock has just recently been through the requisite regulatory reviews and approvals.

We have prepared our business plan for 2016, taking into account (i) the anticipated proceeds from the Form S-1 Registration Statement for convertible preferred stock and warrants offering, (ii) the anticipated timing of the proceeds from the convertible note offering as previously disclosed, (iii) anticipated timing of vendor payments for existing accounts payable and for new solar panels, (iv) anticipated timing of sales and installations of solar energy systems, (v) anticipated timing of collection of accounts receivable, and (vi) our operating cost structure following the implementation of cost improvement actions. Our objectives in preparing this plan included (i) making necessary reductions, that have already been enacted, to our fixed operating cost infrastructure in order to reduce the required level of future revenue for profitable operations (ii) improving our gross margin by having a lower cost of equipment arising from more favorable vendor terms and costs of materials, which have already been negotiated, and (iii) an anticipated reduction in our present operating losses and with the intention of returning to profitable operations in the future. Elements of this plan include, among others, (i) realizing operating costs savings from reductions in staff, (ii) the positive impact of the strategic decision to exit the large commercial segment which operated at both a substantial cash and operating loss, (iii) moving towards an optimized field and e-sales force, (iv) optimizing our construction capability for solar energy system installations through authorized third-party integrators to realize the revenue from installation of the backlog and minimize the impact on gross margin of idle construction crew time, (v) changing the mix of marketing expenditures to achieve a lower cost of acquisition than that employed in prior periods, and (vi) continued internal efforts to convert our accounts receivable to cash more quickly.

We expect that we will have a cash outflow from operating activities for the remainder of the year as we will utilize cash to fund an anticipated level of rooftop installations for customers, expand our e-sales and field sales organizations as well as increase marketing spend for lead generation, and principally to continue to reduce our present accounts payable.

We believe that as a result of (i) the anticipated proceeds from the planned convertible preferred capital raise, (ii) additional capital from the release of portions of the $8.25 million in cash currently in collateral accounts from the 2016 Offering, and (iii)  the actions we have already implemented to reduce our fixed operating cost infrastructure, we have sufficient financial resources to operate for the ensuing 12 months. In the event we were unable to have the anticipated access to additional financial capital as described above, and therefore unable to successfully implement our 2016 business plan, we would then attempt to enact further reductions in costs, which would have a materially adverse impact on future operations.

NASDAQ Non-Compliance

The Company received written notice (the “Notice”) from The Nasdaq Stock Market LLC (“Nasdaq”) on April 14, 2016, indicating that, based on the stockholders’ equity reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on April 1, 2016, the Company was not in compliance with the minimum stockholders’ equity requirement for continued listing on the Nasdaq Capital Market. As set forth in Nasdaq Listing Rule 5550(b)(1) (the “Minimum Stockholders’ Equity Requirement”), listed companies are required to maintain stockholders’ equity of at least $2,500,000.

The Notice had no immediate effect on the listing of the Company’s Class A common stock, par value $0.0001 per share and the Class A common stock continues to trade on the Nasdaq Capital Market under the symbol “RGSE.” The Company had a period of 45 calendar days, or until May 31, 2016, to submit a plan to regain compliance with the Minimum Stockholders’ Equity Requirement. In the Notice, Nasdaq indicated that, if the Company’s plan is accepted, Nasdaq may grant an extension of up to 180 calendar days, or until October 11, 2016, to evidence compliance. The Company initially submitted its plan to regain compliance with the Minimum Stockholders’ Equity Requirement to Nasdaq on May 31, 2016 and provided Nasdaq with supplemental information in June 2016.

On July 7, 2016, based on the information the Company submitted to Nasdaq, Nasdaq granted the Company the maximum allowable 180-day extension to October 11, 2016 to evidence compliance with the Minimum Stockholders’ Equity Requirement.

The Company is evaluating its available options to resolve its noncompliance with the Minimum Stockholders’ Equity Requirement. There can be no assurance that the Company will be able to regain compliance with the Minimum Stockholders’ Equity Requirement or will otherwise be in compliance with the other listing standards for the Nasdaq Capital Market. If the Company does not regain compliance with the Minimum Stockholders’ Equity Requirement, or if the Company fails to satisfy another Nasdaq requirement for continued listing, the Nasdaq staff could provide notice that the Company’s Class A common stock will become subject to delisting from trading on the Nasdaq Capital Market.

The Company received written notice from Nasdaq on December 23, 2015, indicating that, based on the closing bid price of its Common Stock for the preceding 30 consecutive business days, the Company was not in compliance with the $1.00 minimum bid price requirement for continued listing on the Nasdaq Capital Market (the “Minimum Bid Price Requirement”), as set forth in Nasdaq Listing Rule 5550(a)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company had a period of 180 calendar days, or until June 20, 2016, to regain compliance with the Minimum Bid Price Requirement. To regain compliance, the closing bid price of the Company’s Class A common stock had to meet or exceed $1.00 per share for at least ten consecutive business days during this 180 calendar day period. On June 17, 2016, the Company was advised by the Nasdaq Capital Market that the Company had met this criteria during the period from June 2, 2016 to June 16, 2016 and, accordingly, the Company had regained compliance with Nasdaq Listing Rule 5550(a)(2) and this matter was closed.

Convertible Note Offering

On April 1, 2016, we completed the 2016 Note Offering of $10.0 million in principal amount of Senior Secured Convertible Notes due on April 1, 2019 with unaffiliated institutional investors. The 2016 Note Offering resulted in gross proceeds of $10.0 million, before placement agent fees and other expenses associated with the transaction. We received $1.75 million of the proceeds from the sale of the Notes at closing of the 2016 Note Offering in unrestricted cash. The remaining $8.25 million of the proceeds is held in five separate collateral accounts each subject to a Deposit Account Control Agreement between the Bank of Hawaii, the Company, and the applicable investor.

Cash Flows

The following table summarizes our primary sources (uses) of cash during the periods presented:

	For the Six Months Ended June 30,
(in thousands)	2016	2015
Net cash provided by (used in):
Operating activities – continuing operations	$(5,328)	$(12,596)
Operating activities – discontinued operations	213	2,139

Operating activities	(5,115)	(10,457)

Investing activities	9	18

Financing activities	5,002	13,830

Net increase (decrease) in cash	$(104)	$3,391

Continuing Operations

Operating activities. Our operating activities used net cash of $5.3 million and $12.6 million during the six months ended June 30, 2016 and 2015, respectively. Our net cash used in operating activities during the six months ended June 30, 2016 was due to our net loss decreased by noncash items of $1.0 million and a net decrease in working capital assets and liabilities of $1.0 million. Our net cash used in operating activities during the three months ended June 30, 2015 was primarily due to our net loss increased by noncash items of $5.5 million and a decrease in working capital assets and liabilities of $5.1 million.

Investing activities. During the six months ended June 30, 2016, we received proceeds of $9,000 for the sale of equipment. During the six months ended June 30, 2015, we received proceeds of $0.2 million for the sale of equipment that was offset by the acquisition of property and equipment.

Financing activities.  Our financing activities provided net cash of $5.0 million and $13.8 million during the six months ended June 30, 2016 and 2015, respectively. Our net cash provided by financing activities during the six months ended June 30, 2016 reflected the net proceeds received from the 2016 Note Offering of $1.5 million and additional borrowings on our line of credit of $3.5 million. Our net cash provided by financing activities during the six months ended June 30, 2015 reflected the net proceeds on the issuance of Class A common stock and warrants of $14.1 million offset by net repayments against our revolving line of credit of $0.3 million.

Discontinued Operations

Operating activities. Our operating activities provided net cash of $0.2 million and provided $2.1 million during the six months ended June 30, 2016 and 2015, respectively. The change in cash provided by discontinued operations between the six month ended June 30, 2016 and the six months ended June 30, 2015 was attributed to the continued wind-down of remaining commercial projects.

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

Risk Factors

We caution that there are risks and uncertainties that could cause our actual results to be materially different from those indicated by forward-looking statements that, from time-to-time, we make in filings with the U.S. Securities and Exchange Commission, news releases, reports, proxy statements, registration statements and other written communications as well as oral forward-looking statements made by our representatives. These risks and uncertainties include, but are not limited to, those risks set forth in Part II, Item 1A of this and other quarterly reports and listed in the section entitled “RISK FACTORS” in our Annual Report on Form 10-K for the year ended December 31, 2015 which is on file with the U.S. Securities and Exchange Commission. Except for the historical information contained herein, the matters discussed in this analysis are forward-looking statements that involve risk and uncertainties, including, but not limited to, general economic and business conditions, competition, pricing, brand reputation, consumer trends, and other factors which are often beyond our control.

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

Evaluation of Disclosure Controls and Procedures

Our chief executive officer, principal financial officer, and our principal accounting officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and Rule 15d-15(e) under the Exchange Act. Based upon their evaluation as of June 30, 2016, they have concluded that those disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the three months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we are involved in legal proceedings that we consider to be in the normal course of business. Except as discussed below, there have been no material changes with respect to outstanding legal proceedings disclosed in Item 3 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

As previously reported, in June 2015, the Company received a subpoena from the U.S. Securities and Exchange Commission (“SEC”) requesting certain information pertaining to the Company’s July 2014 private placement offering (the “2014 PIPE Offering”). The Company established a special committee of the board of directors to review the facts and circumstances surrounding the PIPE offering and engaged outside counsel to assist it with its review. On May 11, 2016, the Company was advised by the staff of SEC (the “Staff”) that the Staff did not intend to recommend any enforcement action against the Company with respect to the investigation commenced by the Staff in June 2015.

In the course of responding to the SEC subpoena and as a result of other actions taken around the subpoena, the Company incurred litigation expenses of $2.0 million which are shown on the Consolidated Statements of Operations for year ended December 31, 2015. The Company and its legal advisors believe its expenses in responding to SEC subpoena, which were incurred after June 30, 2015, should be fully paid by its insurance carrier as they are directly related to the 2014 PIPE Offering and the Company reached its retention limit for that event during the second quarter of 2015. Our insurance carrier has denied coverage for these expenses on the grounds that the SEC subpoena does not constitute a “claim” covered by the policy, but, nevertheless, in March 2016 the insurance carrier agreed to advance funds to pay amounts we contend constitute defense costs, while reserving all rights, including the right to recoup all amounts advanced. We vigorously dispute the position of our insurance carrier in this matter. If our insurance carrier prevails in recouping the amounts advanced or ceases to advance funds to pay amounts incurred by us in this matter, we will face material reductions in cash available for operations. The Company has taken a reserve for amounts advanced by the insurance carrier of $1.5 million through June 30, 2016. We do not expect costs or expense in this matter to be material in the future, however.

The insurance carrier and the Company expect to enter into settlement negotiations surrounding this matter within calendar year 2016. If the Company and the insurance carrier cannot reach a mutually agreeable settlement through negotiation, the Company expects the insurance carrier to assert its claims in other forums which may include arbitration or a court of law. If the insurance carrier should so assert its claims in arbitration or a court of law, the Company cannot predict with any degree of accuracy the outcome of such action, but the Company intends to vigorously assert its claims against the insurance carrier.

In April 2009, the Company, Regrid Power, Inc., one of the Company’s subsidiaries (“Regrid”) and GAIAM, Inc., (“GAIAM”) (collectively the “Indemnitors”) entered into a General Indemnity Agreement (the “Indemnity Agreement”) with Argonaut Insurance Company (the “Carrier”). The Indemnity Agreement was designed to provide assurances to the Carrier in the event that the Carrier issued, procured or refrained from cancelling one or more bonds for the benefit of one or more of Indemnitors on or after the date of the Indemnity Agreement.

In 2013, the Carrier issued a $624,000 Final Acceptance Payment and Performance Bond (the “Bond”) to secure the Company’s performance under a contract to construct a large commercial photovoltaic project (the “Project”) for the benefit of a third party (the “Beneficiary”). Pursuant to the Indemnity Agreement, the Indemnitors are jointly and severally liable to the Carrier in the maximum amount of the Bond, plus certain costs of the Carrier, in the event that the Bond is called by the Beneficiary. The Bond’s original expiry date was October 15, 2015 unless earlier released by the Beneficiary. In October 2015, the Carrier agreed to extend the maturity of the Bond to December 31, 2016.

The Project was completed and operational in late 2012. Subsequently, the Beneficiary raised certain warranty related issues pertaining to the Project. The Company currently maintains a specific warranty reserve for the Project of approximately $200,000.

As of August 19, 2016, the Beneficiary had not released the Bond. As a result, the Bond continues in force through December 31, 2016, the Bond maturity date unless earlier released. The Beneficiary may demand performance on the Bond on or before December 31, 2016 in accordance with the terms of the Bond. The obligations of the Indemnitors under the Indemnity Agreement with respect to the Bond continue so long as the Bond is outstanding.

In June 2015, as permitted under the Indemnity Agreement, the Carrier demanded that the Indemnitors post cash collateral to secure their performance under the Indemnity Agreement with respect to the Carrier’s exposure under the Bond, or $624,000. The Company posted $200,000 as cash collateral to the Carrier in 2015, and no other party has posted amounts to the Carrier. On August 18, 2016, the Carrier commenced litigation against the Indemnitors in the federal district court in Denver, Colorado. This action was brought by the Carrier under the Indemnity Agreement to compel one or more of the Indemnitors to deliver the remaining $424,000 due under the Indemnity Agreement, for judgment interest and other equitable relief. The Company has 21 days to answer the Carrier’s complaint, unless extended, and the Company expects to answer the complaint in a timely manner.

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

The Notes are convertible into and our Series G warrants are exercisable for shares of our Class A common stock and give the holders an opportunity to profit from a rise in the market price of our Class A common stock such that conversion or exercise thereof will result in dilution of the equity interests of our shareholders. In particular, the holder of the Notes may elect to convert the Notes at the lower of a fixed conversion price or a floating conversion price at a discount to the market price of our Class A common stock. Further, the issuance of shares of our Class A common stock, at our election, in payment of principal and/or interest on the Notes, will result in dilution of the equity interests of our other shareholders. We have no control over whether the holders will exercise their right to convert their Notes or exercise their Series G warrants. We cannot predict the market price of our Class A common stock at any future date, and therefore, cannot predict the applicable prices at which the Notes may be converted. However, our prior experience with warrant conversion resulted in the prices of our Class A common stock declining. For these reasons, we are unable to accurately forecast or predict with any certainty the total amount of shares that may be issued under the Notes. The number of shares of our Class A common stock issuable upon conversion of the Notes, however, will increase when the price of our Class A common stock declines.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

All sales of unregistered securities by the Company during the period covered by this report have previously been reported by the Company on Current Reports on Form 8-K.

Item 6.	Exhibits

Exhibit No.	Description

4.1	Form of Senior Secured Convertible Note issued to the investors under the Securities Purchase Agreement, dated April 1, 2016 (Incorporated by reference to Exhibit 4.1 to Real Goods Solar’s Current Report on Form 8-K filed April 1, 2016 (Commission File No. 001-34044))

4.2	Form of Series G Warrants issued to the investors under the Securities Purchase Agreement, dated April 1, 2016 (Incorporated by reference to Exhibit 4.2 to Real Goods Solar’s Current Report on Form 8-K filed April 1, 2016 (Commission File No. 001-34044))

4.3	Form of Termination and Amendment Agreement, dated May 12, 2016, between Real Goods Solar, Inc. and each of the investors party to the Securities Purchase Agreement, dated April 1, 2016 (Incorporated by reference to Exhibit 4.1 to Real Goods Solar’s Quarterly Report on Form 10-Q filed May 12, 2016 (Commission File No. 001-34044))

10.1	Securities Purchase Agreement, dated April 1, 2016, among Real Goods Solar, Inc. and the investors party thereto (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed April 1, 2016 (Commission File No. 001-34044))

10.2	Registration Rights Agreement, dated April 1, 2016, among Real Goods Solar, Inc. and the investors party thereto (Incorporated by reference to Exhibit 10.2 to Real Goods Solar’s Current Report on Form 8-K filed April 1, 2016 (Commission File No. 001-34044))

10.3	Form of Deposit Account Control Agreement, dated April 1, 2016, among Real Goods Solar, Inc., Bank of Hawaii and the investors party thereto (Incorporated by reference to Exhibit 10.3 to Real Goods Solar’s Current Report on Form 8-K filed April 1, 2016 (Commission File No. 001-34044))

10.4	Voting Agreement, dated April 1, 2016, between Real Goods Solar, Inc. and Riverside Renewable Energy Investments, LLC (Incorporated by reference to Exhibit 10.4 to Real Goods Solar’s Current Report on Form 8-K filed April 1, 2016 (Commission File No. 001-34044))

10.5	First Loan Modification Agreement, dated May 25, 2016 and effective as of May 19, 2016, among Real Goods Solar, Inc., RGS Financing, Inc., Real Goods Energy Tech, Inc., Alteris Renewables, Inc., Real Goods Syndicated, Inc., Mercury Energy, Inc., Real Goods Solar, Inc. – Mercury Solar, Elemental Energy, LLC, Sunetric Management LLC and Solar Solutions and Distribution, LLC (Incorporated by reference to Exhibit 99.1 to Real Goods Solar’s Current Report on Form 8-K filed May 27, 2016 (Commission File No. 001-34044))

10.6	Exclusive Master Supply Agreement dated April 29, 2015, between Real Goods Solar, Inc. and Solar Solutions and Distribution LLC (Incorporated by reference to Exhibit 99.2 to Real Goods Solar’s Current Report on Form 8-K filed May 27, 2016 (Commission File No. 001-34044))

10.7	Amendment to Exclusive Master Supply Agreement, dated May 25, 2016 and effective as of May 19, 2016, between Real Goods Solar, Inc. and Solar Solutions and Distribution LLC (Incorporated by reference to Exhibit 99.3 to Real Goods Solar’s Current Report on Form 8-K filed May 27, 2016 (Commission File No. 001-34044))

10.8*	Argonaut Insurance Company General Indemnity Agreement, made as of April 20, 2009, by and among Argonaut Insurance Company, GAIAM, Inc., Real Goods Solar, Inc. and Regrid Power, Inc.

10.9*	Final Acceptance Payment and Performance Bond, made as of February 15, 2013, by and among Argonaut Insurance Company, Real Goods Energy Tech, Inc. and GASNA 14P, LLC.

10.10*	Continuation Certificate issued by Argonaut Insurance Company on October 13, 2015

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf, by the undersigned, thereunto duly authorized.

Real Goods Solar, Inc.
(Registrant)

Date: August 22, 2016	By:	/s/ Dennis Lacey
Dennis Lacey
Chief Executive Officer (authorized officer)

Date: August 22, 2016	By:	/s/ Alan Fine
Alan Fine
General Manager Operations, Treasurer and Principal Financial Officer

Date: August 22, 2016	By:	/s/ Thomas Mannik
Thomas Mannik
Principal Accounting Officer and Controller

EXHIBIT INDEX

Item 6.	Exhibits

Exhibit No.	Description

4.1	Form of Senior Secured Convertible Note issued to the investors under the Securities Purchase Agreement, dated April 1, 2016 (Incorporated by reference to Exhibit 4.1 to Real Goods Solar’s Current Report on Form 8-K filed April 1, 2016 (Commission File No. 001-34044))

4.2	Form of Series G Warrants issued to the investors under the Securities Purchase Agreement, dated April 1, 2016 (Incorporated by reference to Exhibit 4.2 to Real Goods Solar’s Current Report on Form 8-K filed April 1, 2016 (Commission File No. 001-34044))

4.3	Form of Termination and Amendment Agreement, dated May 12, 2016, between Real Goods Solar, Inc. and each of the investors party to the Securities Purchase Agreement, dated April 1, 2016 (Incorporated by reference to Exhibit 4.1 to Real Goods Solar’s Quarterly Report on Form 10-Q filed May 12, 2016 (Commission File No. 001-34044))

10.1	Securities Purchase Agreement, dated April 1, 2016, among Real Goods Solar, Inc. and the investors party thereto (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed April 1, 2016 (Commission File No. 001-34044))

10.2	Registration Rights Agreement, dated April 1, 2016, among Real Goods Solar, Inc. and the investors party thereto (Incorporated by reference to Exhibit 10.2 to Real Goods Solar’s Current Report on Form 8-K filed April 1, 2016 (Commission File No. 001-34044))

10.3	Form of Deposit Account Control Agreement, dated April 1, 2016, among Real Goods Solar, Inc., Bank of Hawaii and the investors party thereto (Incorporated by reference to Exhibit 10.3 to Real Goods Solar’s Current Report on Form 8-K filed April 1, 2016 (Commission File No. 001-34044))

10.4	Voting Agreement, dated April 1, 2016, between Real Goods Solar, Inc. and Riverside Renewable Energy Investments, LLC (Incorporated by reference to Exhibit 10.4 to Real Goods Solar’s Current Report on Form 8-K filed April 1, 2016 (Commission File No. 001-34044))

10.5	First Loan Modification Agreement, dated May 25, 2016 and effective as of May 19, 2016, among Real Goods Solar, Inc., RGS Financing, Inc., Real Goods Energy Tech, Inc., Alteris Renewables, Inc., Real Goods Syndicated, Inc., Mercury Energy, Inc., Real Goods Solar, Inc. – Mercury Solar, Elemental Energy, LLC, Sunetric Management LLC and Solar Solutions and Distribution, LLC (Incorporated by reference to Exhibit 99.1 to Real Goods Solar’s Current Report on Form 8-K filed May 27, 2016 (Commission File No. 001-34044))

10.6	Exclusive Master Supply Agreement dated April 29, 2015, between Real Goods Solar, Inc. and Solar Solutions and Distribution LLC (Incorporated by reference to Exhibit 99.2 to Real Goods Solar’s Current Report on Form 8-K filed May 27, 2016 (Commission File No. 001-34044))

10.7	Amendment to Exclusive Master Supply Agreement, dated May 25, 2016 and effective as of May 19, 2016, between Real Goods Solar, Inc. and Solar Solutions and Distribution LLC (Incorporated by reference to Exhibit 99.3 to Real Goods Solar’s Current Report on Form 8-K filed May 27, 2016 (Commission File No. 001-34044))

10.8*	Argonaut Insurance Company General Indemnity Agreement, made as of April 20, 2009, by and among Argonaut Insurance Company, GAIAM, Inc., Real Goods Solar, Inc. and Regrid Power, Inc.

10.9*	Final Acceptance Payment and Performance Bond, made as of February 15, 2013, by and among Argonaut Insurance Company, Real Goods Energy Tech, Inc. and GASNA 14P, LLC.

10.10*	Continuation Certificate issued by Argonaut Insurance Company on October 13, 2015

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith
**	Furnished herewith

