Form 10-Q
period 2016-09-30
Real Goods Solar, Inc.
filed 2016-11-08
CIK 1425565

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 4, 2016
Class A Common Stock ($.0001 par value)	8,048,414

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

Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, without limitation, the following: our ability to operate with our existing financial resources or raise funds to meet our financial obligations and implement our strategy; our history of operating losses; our ability to achieve profitability; our ability to generate sufficient cash flow to fund our operations; our success in implementing our plans to increase future sales, and installations and revenue; the impact of our present indebtedness and projected future borrowings on our financial health and our ability to pay interest and principal on our indebtedness; restrictions imposed by our current indebtedness; our ability to satisfy the conditions under the Notes (as defined below) permitting release of funds from the restricted cash accounts and for payments to be made in shares of our Class A common stock; restrictions on certain transactions and potential premiums and penalties under our outstanding warrants and the Notes (as defined below); rules, regulations and policies pertaining to electricity pricing and technical interconnection of customer-owned electricity generation such as net energy metering; the continuation and level of government subsidies and incentives for solar energy; our failure to timely or accurately complete financing paperwork on behalf of customers; the adoption and general demand for solar energy; the impact of a drop in the price of conventional energy on demand for solar energy systems; existing and new regulations impacting solar installations including electric codes; delays or cancellations for system installations where revenue is recognized on a percentage-of-completion basis; seasonality of customer demand and adverse weather conditions inhibiting our ability to install solar energy systems; changing and updating technologies and the issues presented by these new technologies related to customer demand and our product offering; geographic concentration of revenue from the sale of solar energy systems in Hawaii and east coast states, loss of key personnel and ability to attract necessary personnel; loss or suspension of licenses required for installation of solar energy systems; adverse outcomes arising from litigation and legal disputes; our ability to continue to obtain services and components from suppliers, installers and other vendors; disruption of our supply chain from equipment manufacturers and potential shortages of components for solar energy systems; factors impacting the timely installation of solar energy systems; competition; costs associated with safety and construction risks; continued access to competitive third party financiers to finance customer solar installations; our ability to meet customer expectations; risks and liabilities associated with placing employees and technicians in our customers’ homes and businesses; product liability claims; warranty claims and failure by manufacturers to perform under their warranties to us; increases in interest rates and tightening credit markets; continued or future non-compliance with Nasdaq’s continued listing requirements; our inability to maintain effective disclosure controls and procedures and internal control over financial reporting; volatile market price of our Class A common stock; possibility of future dilutive issuances of securities and its impact on our ability to obtain additional financing; the low likelihood that we will pay any cash dividends on our Class A common stock for the foreseeable future; compliance with public reporting requirements; anti-takeover provisions in our organizational documents; and such other factors as discussed throughout Part I, Item 1A, Risk Factors and Part II, Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2015 and Part I, Item 2, Management’s Discussion and Analysis of Financial Conditions and Results of Operations and Part II, Item 1A, Risk Factors included in our Quarterly Reports on Form 10-Q for the periods ended March 31, 2016 and June 30, 2016 and this report.

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

Unaudited Interim Condensed Consolidated Financial Statements

We have prepared our unaudited interim condensed consolidated financial statements included herein pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to these rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In our opinion, the unaudited interim financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly, in all material respects, our condensed consolidated financial position as of September 30, 2016, the interim results of operations for the three and nine months ended September 30, 2016 and 2015, and cash flows for the nine months ended September 30, 2016 and 2015. These interim statements have not been audited. The balance sheet as of December 31, 2015 was derived from our audited consolidated financial statements included in our annual report on Form 10-K. The interim condensed consolidated financial statements contained herein should be read in conjunction with our audited financial statements, including the notes thereto, for the year ended December 31, 2015.

REAL GOODS SOLAR, INC.

Condensed Consolidated Balance Sheets (unaudited)

(in thousands, except share data)	September 30, 2016	December 31, 2015

ASSETS
Current assets:
Cash	$1,378	$594
Restricted cash	8,250	—
Accounts receivable, net	2,571	4,374
Costs in excess of billings	224	930
Inventory, net	1,384	2,051
Deferred costs on uncompleted contracts	588	935
Other current assets	863	662
Discontinued operations	2,675	2,853

Total current assets	17,933	12,399
Property and equipment, net	679	1,015
Goodwill	1,338	1,338
Net investment in sales-type leases and other assets	1,572	1,405
Discontinued operations	717	878

Total assets	$22,239	$17,035
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Line of credit	$3,598	$774
Convertible debt, net of deferred costs and discount of $1,976	2,309	—
Accounts payable	6,354	9,121
Accrued liabilities	1,796	1,278
Billings in excess of costs on uncompleted contracts	239	858
Deferred revenue and other current liabilities	1,572	918
Derivative liabilities	1,233	—
Discontinued operations	4,042	4,510

Total current liabilities	21,143	17,459
Convertible debt, net of deferred costs and discount of $2,635	3,079	—
Other liabilities	1,480	22
Derivative liabilities	1,890	342
Discontinued operations	225	225

Total liabilities	27,817	18,048

Commitments and contingencies (Note 4)
Shareholders’ deficit:
Class A common stock, $.0001 par value, 150,000,000 shares authorized, 2,532,210 and 615,059 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	8	8
Additional paid-in capital	166,717	156,433
Accumulated deficit	(172,303)	(157,454)

Total shareholders’ deficit	(5,578)	(1,013)

Total liabilities and shareholders’ deficit	$22,239	$17,035

See accompanying notes.

REAL GOODS SOLAR, INC.

Condensed Consolidated Statements of Operations

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data)	2016	2015	2016	2015
	(unaudited)		(unaudited)
Net revenue	$2,463	$10,438	$12,286	$35,775
Cost of goods sold	2,346	8,880	11,669	30,871

Gross profit	117	1,558	617	4,904

Expenses:
Selling and operating	1,613	3,430	5,504	10,417
General and administrative	1,266	1,304	3,936	4,375
Share based compensation	175	131	517	531
Restructuring costs	—	66	37	424
Litigation	—	1,084	24	1,584
Depreciation and amortization	101	102	316	376

Total expenses	3,155	6,117	10,334	17,707

Loss from continuing operations	(3,038)	(4,559)	(9,717)	(12,803)
Other income	—	74	17	422
Interest expense	(1,330)	(54)	(2,253)	(423)
Change in fair value of derivative liabilities	(535)	660	(268)	6,924
Debt accretion expense and loss on extinguishment	(2,831)	—	(2,831)	—

Loss before income taxes	(7,734)	(3,879)	(15,052)	(5,880)
Income tax (expense) benefit	—	(2)	(27)	22

Loss from continuing operations, net of tax	(7,734)	(3,881)	(15,079)	(5,858)
Loss from discontinued operations, net of tax	(1)	(397)	230	(712)

Net loss	$(7,735)	$(4,278)	$(14,849)	$(6,570)
Net loss per share – basic and diluted:
From continuing operations	$(10.27)	$(6.33)	$(22.44)	$(17.34)
From discontinued operations	(0.00)	(0.64)	0.34	(2.10)

Net loss per share – basic and diluted	$(10.27)	$(6.97)	$(22.10)	$(19.44)
Weighted-average shares outstanding:
Basic and diluted	753	614	672	338

See accompanying notes.

REAL GOODS SOLAR, INC.

Condensed Consolidated Statement of Changes in Shareholders’ Deficit (unaudited)

	Class A Common Stock		Additional	Accumulated	Total Shareholders’
(in thousands, except share data)	Shares	Amount	Paid - in Capital	Deficit	Deficit
Balances, January 1, 2016	615,059	$8	$156,433	$(157,454)	$(1,013)
Issuance of common stock and other equity changes related to compensation	—	—	517	—	517
Proceeds from warrant exercises, net of costs	287,521	—	1,620	—	1,620
Fair value of preferred stock liability converted to common stock	1,583,940		4,324		4,324
Issuance of common stock related to line of credit	29,082	—	167	—	167
Adjustment to common stock warrant liability for warrants extinguished /exchanged	10,934	—	103	—	103
Fractional shares issued in connection with reverse split	5,674	—	—	—	—
Issuance of warrants in the 2016 note and preferred stock offerings	—	—	3,553	—	3,553
Net loss	—	—	—	(14,849)	(14,849)
Balances, September 30, 2016	2,532,210	$8	$166,717	$(172,303)	$(5,578)

See accompanying notes.

REAL GOODS SOLAR, INC.

Condensed Consolidated Statements of Cash Flows

	For the Nine Months Ended September 30, (unaudited)
(in thousands except share data)	2016	2015
Operating activities
Net loss	$(14,849)	$(6,570)
Income/(loss) from discontinued operations	230	(712)
Loss from continuing operations	(15,079)	(5,858)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities – continuing operations:
Depreciation	316	376
Amortization of debt discount and issuance costs	1,669	—
Share-based compensation	517	531
Debt accretion expense and loss on extinguishment	2,831	—
Change in valuation of derivative liabilities	268	(6,924)
Loss (gain) on sale of assets	10	(160)
Bad debt expense	111	165
Changes in operating assets and liabilities:		——
Accounts receivable	1,692	1,868
Costs in excess of billings on uncompleted contracts	706	1,174
Inventory	667	1,737
Deferred costs on uncompleted contracts	347	991
Net investment in sales-type leases and other current assets	(167)	(90)
Other assets	(201)	(35)
Accounts payable	(186)	(6,324)
Accrued liabilities	(92)	(588)
Billings in excess of costs on uncompleted contracts	(619)	(536)
Deferred revenue and other current liabilities	654	(1,484)
Other liabilities	(52)	(77)
Net cash used in operating activities – continuing operations	(6,608)	(15,234)
Net cash provided by operating activities – discontinued operations	101	1,075
Net cash used in operating activities	(6,507)	(14,159)
Investing activities
Purchase of property and equipment	—	(150)
Proceeds from sale of property and equipment	10	181
Net cash provided by investing activities	10	31
Financing activities
Proceeds from warrant exercises, net of costs	1,586	15,050
Proceeds from convertible debt, net of costs and amount held in restricted cash	1,533	—
Proceeds from the issuance of convertible preferred stock, net of costs	2,242
Principal payments on revolving line of credit	(13,323)	(41,316)
Principal borrowings on revolving line of credit	15,243	39,688
Net cash provided by financing activities	7,281	13,422
Net change in cash	784	(706)
Cash and cash equivalents at beginning of period	594	1,947

Cash and cash equivalents at end of period	$1,378	$1,241
Supplemental cash flow information
Income taxes paid	$—	$19
Interest paid	$161	$212
Non-cash items
Transfer from accounts payable to other liabilities for amounts paid by insurance carrier	$1,510	$—
Transfer of accounts payable to vendor line of credit	$1,071	$—
Payment on line of credit in Class A common stock	$167	$—
Debt discount arising from warrants issued in conjunction with 2016 Note Offering	$2,500	$—
Accrued closing costs on the Notes	$651
Embedded derivative liability with April 2016 Offering	$2,616	$—
Common stock warrant liability with February 2015 Offering	$—	$12,246
Issuance of Class A common stock to related party for conversion of subordinated debt and accrued interest	$—	$4,238
Consideration transferred to Elemental Energy LLC	$—	$1,244
Change in common stock warrant liability in conjunction with exercise/extinguishment of warrants	$103	$7,262

See accompanying notes.

Notes to Condensed Consolidated Financial Statements

1. Organization, Nature of Operations, and Principles of Consolidation

Real Goods Solar, Inc. (the “Company” or “RGS”) is a residential and small commercial solar energy engineering, procurement, and construction firm.

Discontinued Operations

During 2014, the Company committed to a strategic shift of its business resulting in a plan to sell certain net assets and rights, and the attrition of substantially completed contracts over the following twelve months comprising its large commercial installations business. Accordingly, the assets and liabilities, operating results, and operating and investing activities cash flows for the large commercial segment are presented as a discontinued operation, separate from the Company’s continuing operations, for all periods presented in these condensed consolidated financial statements and footnotes, unless indicated otherwise. See Note 10. Discontinued Operations.

Liquidity and Financial Resources Update

The Company has experienced recurring operating losses and negative cash flow from operations in recent years. As a result of these losses, the Company did not pay vendors on a timely basis and, accordingly, experienced difficulties obtaining credit terms from its equipment suppliers that limited the Company’s ability to convert its backlog in an expeditious manner, which resulted in customer cancellations of contracts.

The Company, starting with the fourth quarter of 2014, implemented measures to reduce its cash outflow for operations such that the required level of sales to achieve break-even results was reduced. These measures included (i) exiting the large commercial segment which was operating at both an operating and cash flow loss, (ii) reducing staffing levels, (iii) raising prices for its products and (iv) efforts to enhance accounts receivable collections and optimize inventory levels. As a result, for the nine months ended September 30, 2016, net cash used in operating activities from continuing operations improved by $8.6 million compared to the nine months ended September 30, 2015.

As a result of these circumstances, the Company arranged for additional financial capital:

•	On April 1, 2016, the Company issued $10.0 million of Senior Secured Convertible Notes due April 1, 2019 (each, a “Note”) and Series G warrants to purchase Class A common stock, raising net proceeds of approximately $9.4 million (the “2016 Note Offering”) of which the Company has received $1.75 million as unrestricted cash as of September 30, 2016. Through November 4, 2016, the Company has received aggregate unrestricted cash of $7.6 million, including $5.8 million which has been released from the restricted cash accounts after September 30, 2016.

•	On May 25, 2016, the Company issued 29,082 shares of Class A common stock to Solar Solutions and Distribution, LLC (“Solar Solutions”) in payment of $167,513 due under the Amended and Restated Loan Agreement with Solar Solutions.

•	On September 14, 2016, the Company issued $2.8 million of convertible preferred stock and 509,091 Series H warrants. The Company received, after offering costs, $2.2 million in cash at the closing, and received $1.6 million from the exercise of 285,454 Series H warrants on September 30, 2016.

Commencing October 3, 2016, principal and interest on our Note began to convert into Class A common equity, with the following activity through November 4, 2016:

Amount of principal converted to Class A common stock	$7.1	million
Releases of cash from restricted cash	$5.8	million
Net increase in shareholders' equity from conversions	$5.9	million

The Company has used the proceeds from the releases from the restricted cash account to reduce accounts payable, purchase materials to convert its backlog to revenue, and for other corporate purposes.

The Company has prepared its business plan for the ensuing twelve months, and as described below, believes it has sufficient financial resources to operate for the ensuing 12-month period. The Company’s objectives in preparing this plan included expanding the size of the Company’s sales and construction organizations to generate gross margin that is in excess of its reduced fixed operating cost infrastructure and thereby reducing the Company’s present operating losses in an effort to return the Company to profitable operations in the future. Elements of this plan include, among others, (i) realizing operating costs savings from reductions in staff, of which substantially all had been realized as of September 30, 2016, (ii) the positive impact of the strategic decision to exit the large commercial segment which operated at both a substantial cash and operating loss, (iii) hiring and training additional field and e-sales force personnel to grow sales, (iv) optimizing the Company’s construction capability through authorized third-party integrators to realize the revenue from installation of the Company’s backlog and minimize the impact on gross margin of idle construction crew time, (v) changing the mix of marketing expenditures to achieve a lower cost of acquisition than that employed in prior periods, (vi) realizing the benefits of new vendor terms negotiated by the Company that will reduce the cost of materials acquired by the Company, (vii) increasing sales and installations with small commercial customers, and (viii) continued internal efforts to accelerate the conversion of the Company’s accounts receivable to cash. The Company believes that as a result of (i) additional capital realized through November 4, 2016 as described above, (ii) additional capital realized from the release of the remaining $2.4 million of cash in the restricted cash accounts from the 2016 Note Offering, and (iii) the actions it has already implemented to reduce its fixed operating cost infrastructure, the Company has sufficient financial resources to operate for the ensuing 12 months.

The Company is listed on Nasdaq and, accordingly, for continued listing, must comply with Nasdaq’s minimum shareholders’ equity requirement of $2.5 million. To comply with the Nasdaq requirement, the Company will need to undertake an equity offering.

2. Significant Accounting Policies

The Company made no changes to its significant accounting policies during the nine months ended September 30, 2016.

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company’s management in accordance with GAAP for interim financial information and in compliance with the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, these unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of our management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the expected results for the year ending December 31, 2016. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015. Intercompany balances and transactions have been eliminated.

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

The Company used 10,000 simulations in the Monte Carlo pricing model to value the warrants and the embedded derivative in the Notes. If factors change and different assumptions are used, the warrant liability and the change in estimated fair value could be materially different. Changes in the fair value of the warrants and embedded derivative are reflected in the condensed consolidated statement of operations as change in fair value of derivative liabilities, with an offsetting non-cash entry recorded as an adjustment to the derivative liability. In the event warrants are exercised or expire without being exercised, the fair value is reduced by the number of warrants exercised or expired multiplied by the fair value of each warrant at the time of exercise or expiration, with a credit to additional paid-in capital.

The Company accounts for some of its financial instruments under ASC 815, Derivatives and Hedging, and accordingly separate accounting recognition is provided for embedded derivatives within a financial instrument.

The following table reflects original assumptions at April 1, 2016 and at September 30, 2016 for embedded derivative liabilities issued in the 2016 Note Offering

	Exercise Price	Closing Market Price (average)	Risk-free Rate	Market Price Volatility	Remaining Term (years)	Probability of change in control
Embedded Derivative April 2016	variable	$14.600	0.90%	49.0%	3.0	15.0%
Embedded Derivative September 2016	variable	$2.2500	0.83%	49.0%	2.5	15.0%

The table below summarizes the Company’s derivative warrant activity, adjusted to reflect the one-for-twenty reverse stock split on June 2, 2016 for the nine months ended September 30, 2016:

	2013 & 2014 Issuances	2015 Issuances	Total
Derivative warrants outstanding at December 31, 2015	31,410	13,736	45,146
Issuances	-	1,034	1,034
Contractual anti-dilution adjustments	203,691	112	203,803
Exchanged for Class A common stock	-	(9,291)	(9,291)
Exercised/expired	-	(4,030)	(4,030)
Derivative warrants outstanding at September 30, 2016	235,101	1,561	236,662

	2013 & 2014 Issuances	2015 Issuances	2016 Issuances	Total
Fair value of derivatives at December 31, 2015	$193	$149	$-	$342
Adjustment for warrants exercised/extinguished	-	(103)	-	(103)
Fair value of embedded derivatives in Notes	-	-	2,616	2,616
Changes in fair value, net	49	(43)	262	268
Fair value of derivatives at September 30, 2016	$242	$3	$2,878	$3,123

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

The following tables summarize the basis used to measure certain financial assets and liabilities at fair value on a recurring basis in the condensed consolidated balance sheets:

Balance at September 30, 2016 (in thousands)	Total	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Common stock warrant liability	$245	$—	$—	$245
Embedded derivative liability	2,878	—	—	2,878
Total fair value	$3,123	$—	$—	$3,123

For the Company’s Level 3 measures, fair value is based on a Monte Carlo pricing model that is based, in part, upon unobservable inputs for which there is little or no market data, requiring the Company to develop its own inputs. The Company used a market approach to valuing these derivative liabilities. The following table summarizes activity for the Company’s derivative liabilities measured at fair value on a recurring basis using significant unobservable inputs (i.e. Level 3) for the nine months ended September 30, 2016:

(in thousands)	Fair Value Measurements Using Significant Unobservable Inputs
Fair value of derivative liabilities at December 31, 2015	$342
Change in the fair value of derivative liabilities, net	564
Adjustment for warrants exercised/extinguished	(103)
Adjustments for extinguished preferred stock	(296)
Issuance of Notes containing embedded derivative	2,616

Fair value of derivative liabilities at September 30, 2016	$3,123

Recently Issued Accounting Standards

ASU 2016-15

On August 26, 2016, the FASB issued Accounting Standards Update No. 2016-15 (“ASU 2016-15”), Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments, which was issued to provide clarification on how certain cash receipts and cash payments are reported in the statement of cash flows. This ASU addresses eight specific cash flow issues in an effort to reduce existing diversity between companies. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods therein. Early adoption is permitted and the Company is assessing the impact of ASU 2016-15 on its condensed consolidated statements of cash flows.

ASU 2016-09

On March 30, 2016, the FASB issued Accounting Standards Update 2016-09 (“ASU 2016-09”), Simplifying Employee Share-Based Payment Accounting, which was issued to simplify some of the accounting guidance for share-based compensation. Among the areas impacted by the amendments in this ASU is the accounting for income taxes related to share-based payments, accounting for forfeitures, classification of awards as equity or liabilities, and classification on the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. The Company expects to adopt this ASU on January 1, 2017. Management is evaluating the impact that the adoption of ASU 2016-09 will have on its consolidated financial position, results of operations and cash flows.

ASU 2016-02

On February 25, 2016, the FASB issued Accounting Standards Update No. 2016-02 (“ASU 2016-02”), Leases, which requires lessees to record a lease liability and right-of-use asset on the condensed consolidated balance sheet. While the new guidance for lessors is largely unchanged, sales-type leases must apply a modified retrospective approach for leases existing at the earliest reported comparative period. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods therein. Early adoption is permitted and the Company is assessing the impact of ASU 2016-02 on its condensed consolidated financial statements.

ASU 2015-03

On April 7, 2015, the FASB issued Accounting Standards Update No. 2015-03 (“ASU 2015-03”), Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. For public business entities, the standard is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. For all other entities, the standard is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. Early adoption is permitted for financial statements that have not been previously issued. The new guidance will be applied on a retrospective basis. The Company has adopted ASU 2015-03 and the convertible debt is presented net of discount and issuance costs on its condensed consolidated balance sheet.

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

The amendments in ASU 2014-15 are effective for the Company on January 1, 2017, with early application permitted for unissued financial statements. The Company is assessing the impact of ASU 2014-15 on its condensed consolidated financial statements.

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

The amendments in ASU 2014-09 are effective for the Company on January 1, 2018 and it is assessing the impact on its condensed consolidated financial statements.

3. Line of Credit

On January 19, 2016, the Company entered into a waiver and consent agreement with Silicon Valley Bank in which it consented to the assignment of the revolving credit facility to Solar Solutions and waived any claims against Silicon Valley Bank. On January 19, 2016, Solar Solutions acquired the revolving credit facility from Silicon Valley Bank.

On March 30, 2016, the Company entered into an Amended and Restated Loan Agreement with Solar Solutions (the “Loan”) which, among other items, (i) extended the term to March 31, 2017, and (ii) allowed for certain eligible inventories to be included in the borrowing base.

On May 25, 2016, the Company entered into the First Loan Modification Agreement, effective as of May 19, 2016, with Solar Solutions to amend the terms of the Loan (the “ First Modification Agreement”). The First Modification Agreement amended the Loan to, among other things, (i) reschedule the payment of $167,513.41 due on May 15, 2016 to a date on or before June 3, 2016 and (ii) require the Company to issue to Solar Solutions 29,082 shares of Class A common stock at a price of $5.76 per share as a payment on the revolving line of credit under the Loan.

Generally, the Loan provides for advances not to exceed a maximum amount based upon a borrowing base availability of 75.0% of eligible accounts receivable and a variable rate of eligible inventory as defined in the Loan. The maximum amount of the Loan is currently $4.0 million, (it was automatically reduced to $4.0 million on October 1, 2016 pursuant to the terms of the Loan) and it is reduced to $3.0 million on January 1, 2017. Borrowings bear interest at the greater of (a) the greater of the prime rate or 4.0%, plus 3.0%, and (b) 7.0%. The amended maturity date for the Loan is currently March 31, 2017. The line of credit has a facility fee of 2.0% per year of the average daily unused portion of the available line of credit and a loan administration and collateral monitoring labor fee of $4,000 per month.

On August 22, 2016, the Company entered into the Second Loan Modification Agreement, effective as of August 19, 2016, with Solar Solutions (the “Second Modification Agreement”). The Second Loan Modification Agreement amended the Loan to delay the time periods at which reductions in the percentage value of certain of the Company’s accounts receivable occurs for purposes of calculating the borrowing base under the Loan. As amended, the value of each of the accounts receivable in question may be included in the borrowing base calculation (a) initially, 100%, (b) beginning on the later of October 1, 2016 or 270 days after the applicable invoice date, 50%, and (c) beginning on the later of November 30, 2016 or 360 days after the applicable invoice date, not at all. The impact of the amendment was to increase the percentage of the value of such accounts receivable the Company was allowed to include in its borrowing base calculation.

4. Commitments and Contingencies

The Company leases offices and warehouse space through non-cancelable operating leases. Some of these leases contain escalation clauses, based on increases in property taxes and building operating costs, and renewal options ranging from one month to three years.

The Company also leases a fleet of vehicles classified as operating leases. The lease terms range from 36 to 60 months.

The following schedule represents the remaining future minimum payments of all leases as of September 30, 2016:

(in thousands)
2016	$189
2017	370
2018	379
2019	275
2020	260
2021 and thereafter	334
$1,807

The Company incurred rent expense of $0.1 million and $0.2 million for the three months ended September 30, 2016 and 2015, respectively and $0.5 million and $0.8 million for the nine months ended September 30, 2016 and 2015, respectively.

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

5. Convertible Debt and Convertible Preferred Stock

2016 Note Offering

On April 1, 2016, the Company entered into a securities purchase agreement for a private placement of 10 million units, each consisting of $1 of Notes and one Series G warrant to purchase a fraction of one share of Class A common stock. On the same day the Company closed the transaction and issued an aggregate of $10.0 million of Notes and Series G warrants exercisable into 248,973 shares of Class A common stock. Under the terms of the Notes, the Company maintains a reserve of Class A common stock for issuance that is subject to adjustment periodically to reflect 200% of the potential shares issuable. As of November 4, 2016, the Company has reserved up to 6,200,000 shares of Class A common stock for issuance pursuant to the terms of the Notes.

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

In connection with the issuance of the Notes, the Company incurred approximately $1.4 million of debt issuance costs, which primarily consisted of underwriting commissions and warrants, and legal and other professional fees, and allocated these costs to the liability component of the host debt instrument, and is recorded as a contra account to the debt liability on the balance sheet. The amount allocated to the liability component is amortized to interest expense over the contractual life of the Notes using the effective interest method.

The Company’s outstanding Note balances as of September 30, 2016 consisted of the following (in thousands):

September 30, 2016
Liability component:
Principal	$10,000
Less: debt discount, net	(3,566)
Less: debt issuance costs, net	(1,045)
Net carrying amount	$5,389

As of September 30, 2016, the carrying value of the Notes was $5.4 million. The effective interest rate on the liability component was 58% for the period from the date of issuance through September 30, 2016. The following table sets forth total interest expense recognized related to the Notes during the three and nine months ended September 30, 2016 (in thousands):

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Contractual interest expense	$207	$407
Amortization of debt issuance costs	170	311
Amortization of debt discount	580	1,062
Total interest expense on Notes	$957	$1,780

On April 1, 2016, the Company received $0.75 million of the proceeds from the sale of the units from the 2016 Note Offering. The remaining proceeds of $9.25 million were deposited into restricted cash accounts that are subject to Deposit Account Control Agreements between the Bank of Hawaii, the Company, and the applicable investor. The Notes provide for distribution of the proceeds held pursuant to the Deposit Account Control Agreement as described on Form 8-K filed on April 1, 2016, as amended. On May 12, 2016, the Notes were amended to provide for the release of cash from the restricted cash accounts as described in the following paragraph.

On May 12, 2016, the Company agreed to request withdrawal of its registration statement and entered into separate termination and amendment agreements with the investors in the 2016 Note Offering pursuant to which the parties terminated the registration rights agreement entered into in connection with the 2016 Note Offering and the investors agreed (i) to release $1 million from the restricted cash accounts on the 3rd business day following the Company’s filing of a Current Report on Form 8-K disclosing that it has received shareholder approval pursuant to Nasdaq Rule 5635(d) to issue shares of Class A common stock pursuant to the terms of the Notes without giving effect to the exchange cap set forth therein an amount that may exceed 20% of the Company’s issued and outstanding shares of Class A common stock before the issuance of the Notes and the exercise of the Series G warrants without giving effect to the exercise floor price set forth therein, (ii) the Company would be eligible for an additional release of $1 million on the 5th day following the date the Investors are eligible to resell shares of Class A common stock pursuant to Securities Act Rule 144, which occurred on October 6, 2016; (iii) subsequent releases from the restricted cash accounts will occur on the current schedule following the Rule 144 eligibility date; and (iv) the first payment of principal and interest under the Notes would be due on November 1, 2016. At the Company’s scheduled shareholder meeting on May 27, 2016, voters approved the issuance of Class A common stock in exchange for Notes and Series G warrants issued in the 2016 Note Offering.

As of September 30, 2016 the remaining proceeds in the restricted cash account was $8.25 million. As of November 4, 2016 the remaining proceeds in the restricted cash account was $2.4 million.

The Notes are convertible at any time, at the option of the holders, into shares of Class A common stock at the lower of a fixed and floating conversion price. The initial fixed conversion price was $16.07 per share, subject to adjustment for stock splits and similar events. The floating conversion price is equal to the lowest of (i) 85% of the arithmetic average of the five lowest volume-weighted average prices of the Class A common stock during the 20 consecutive trading day period ending on the trading day immediately preceding the delivery of the applicable conversion notice by such holder of Notes, (ii) 85% of the volume-weighted average price of the Class A common stock on the trading day immediately preceding the delivery of the applicable conversion notice by such holder of Notes, and (iii) 85% of the volume-weighted average price of the Class A common stock on the trading day of the delivery of the applicable conversion notice by such holder of Notes. The floating conversion price was $1.74 and, as permitted under the Notes, the Company has reduced the fixed conversion price on several occasions or limited time periods in an effort to encourage conversion to (i) increase the shareholders’ equity of the company and meet the Nasdaq’s minimum requirement for shareholders’ equity of the Company and (ii) to obtain at an earlier date additional financial capital to commence its business turnaround strategy. Between October 18 and 28, 2016 the Company reduced the conversion price to $1.35, between October 28 and November 1, 2016 the Company reduced the conversion price to $1.00 (there were no subsequent conversions at this price), and between November 1 and 2, 2016 the Company reduced the conversion price to $0.75. The average conversion price for the conversion of all Notes through November 4, 2016 was $1.41.

Under the terms of the Notes, principal and interest payments have been deferred until November 1, 2016 at which time, interest accrued at 8% per annum is due in full, and thereafter, the Company shall make 28 equal monthly principal payments of approximately $ 0.36 million plus accrued interest. The Company has the option, upon satisfaction of certain conditions, to make such principal and interest payments, in whole or in part, through the issuance of Class A common stock at the floating conversion price previously described. At September 30, 2016, the Company had accrued interest of $0.4 million included in accrued liabilities on the balance sheet.

2016 Convertible Preferred Stock offering

On September 14, 2016, pursuant to the terms of an Underwriting Agreement, the Company sold to the underwriters an aggregate of 2,800 units (representing gross proceeds of $2,800,000) (each, a “Unit”), each Unit consisting of one share of the Company’s Series A 12.5% Mandatorily Convertible Preferred Stock, stated value $1,000 per share (the “Preferred Stock”) and convertible into shares of the Company’s Class A common stock, , and one Series H Warrant to purchase approximately 181.8181 shares of Class A common stock at an exercise price of $5.50. The Series H Warrants are exercisable immediately for a term of 5-years and include the following reprice adjustment provision: If the Exercise Price on the earlier of the date of (i) repayment in full of the Notes and (ii) the maturity date of the Notes (such earlier date, the “Adjustment Date”) exceeds eighty-five percent (85%) of the lowest Weighted Average Price of the Common Stock during the five (5) consecutive Trading Day period ending on, and including, the Adjustment Date (the “Adjusted Exercise Price”), the Exercise Price hereunder shall be reset to the Adjusted Exercise Price, subject to further adjustment hereunder. The public offering price for each Unit was $1,000 and the underwriters’ discount was $70 per Unit. At the closing, the Company issued an aggregate of 2,800 shares of Preferred Stock and Series H Warrants exercisable into an aggregate of 509,091 shares of Class A common stock.

In accordance with relevant accounting guidance for instruments with conversion and other options, the Company separately accounts for the liability and equity components of the Units by allocating the proceeds between the liability component, and equity component over their relative fair values. The equity component of the Units is recognized as a debt discount on the issuance date. The debt discount has been fully amortized to expense as of September 30, 2016, since all of the Preferred Stock has been converted to Class A common stock, and is included in Debt accretion expense and loss on extinguishment.

In connection with the issuance of the Units, the Company incurred approximately $0.6 million of issuance costs, which primarily consisted of underwriting commissions, legal and other professional fees, and allocated these costs to the preferred stock liability component and the warrant equity component over their relative fair values, and is recorded as a contra account to the debt liability and additional paid-in capital on the balance sheet. The amount allocated to the liability component was fully amortized to expense as of September 30, 2016, since all of the Preferred Stock has been converted to Class A common stock, and is included in Interest expense.

By September 29, 2016, all of the convertible preferred stock was converted to Class A common stock, extinguishing the debt. As the trading price of the Company’s stock was higher at conversion than the effective conversion price per share to the debt holder, the Company recorded a loss on extinguishment for this 14-day period. As of September 30, 2016, the amount recorded as an increase to shareholders’ equity for the September 14, 2016 offering was equal to the cash received at the closing, net of costs, and upon subsequent exercises of Series H warrants aggregating to $3.8 million.

The Convertible Preferred Stock was recorded as follows:

Statement of Changes in Stockholders' Deficit:
Fair Value of Preferred Stock Liability converted to common stock	$4,324
Issuance of warrants for preferred stock offering	1,053
Proceeds from warrant exercises	1,570
Statement of Operations:
Amortization of debt discount and interest expense	(304)
Debt extinguishment	(2,831)
Increase in stockholders' deficit	$3,812
Cash received from convertible preferred stock and warrants:
Preferred stock, net of costs	$2,242
Warrants, net of costs	1,570
Increase in cash	$3,812

6. Shareholders’ Equity

The following transactions were completed during the nine months ended September 30, 2016:

2016 Convertible Preferred Stock offering

In connection with the issuance of the September 14, 2016 Units, the Company issued Series H warrants exercisable into 509,091 shares of Class A common stock. The fair value of the Series H warrants issued was $1.3 million and is recorded in Equity. The following table reflects original assumptions as of September 14, 2016 for Series H Warrants issued in the 2016 Convertible Preferred Stock offering:

	Exercise Price	Closing Market Price	Risk-free Rate	Market Price Volatility	Remaining Term (years)
Series H Warrant	$5.50	$4.88	1.210%	127.60%	5.0

2016 Note Offering

In connection with the issuance of the Notes, the Company issued Series G warrants exercisable into 291,298 shares of Class A common stock. The fair value of the Series G warrants issued was $3.5 million and is recorded in Equity. The following table reflects original assumptions as of April 1, 2016 for Series G Warrants issued in the 2016 Note Offering:

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

Option and Warrant Exercises

During the three and nine months ended September 30, 2016 and 2015, the Company issued no shares of its Class A common stock to employees upon the exercise of stock options. During the nine months ended September 30, 2016 and 2015, the Company issued 287,521 and 3,021,581 shares of its Class A common stock pursuant to the exercise of warrants and capital raising transactions, respectively.

At September 30, 2016, the Company had the following shares of Class A common stock reserved for future issuance:

Stock options and grants outstanding under incentive plans	5,263
Common stock warrants outstanding - derivative liability	236,662
Common stock warrants outstanding - equity security	542,205

Total shares reserved for future issuance	784,130

7. Share-Based Compensation

During the nine months ended September 30, 2016, under its 2008 Long-Term Incentive Plan, as amended, the Company did not grant any stock options and cancelled 1,021 stock options versus grants of 5,008 stock options and cancellations of 3,901 stock options during the nine months ended September 30, 2015. Substantially all stock options vest at 2% per month for the 50 months beginning with the first day of the eleventh month after date of grant.

Total share-based compensation expense recognized was $0.2 million and $0.1 million during the three months ended September 30, 2016 and 2015, respectively, and $0.5 million and $0.5 million during the nine months ended September 30, 2016 and 2015, respectively. Share-based compensation expense is reported separately on the Company’s condensed consolidated statements of operations.

8. Net Income (Loss) Per Share

Basic net income/(loss) per share excludes any dilutive effects of options, warrants or the Notes. The Company computes basic net income/(loss) per share using the weighted average number of shares of its Class A common stock outstanding during the period. The Company computes diluted net income/(loss) per share using the weighted average number of shares of its Class A common stock and common stock equivalents outstanding during the period. The Company excluded common stock equivalents of 6.5 million and 1.6 million for the nine months ended September 30, 2016 and 2015, respectively, from the computation of diluted net loss per share because their effect was antidilutive.

9. Segment Information

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

Financial information for the Company’s segments and a reconciliation of the total of the reportable segments’ income/(loss) from operations (measures of profit or loss) to the Company’s consolidated net loss are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015
Net revenue:
Residential	$1,427	$6,894	$8,475	$24,861
Sunetric	1,036	3,544	3,811	10,914
Other	—	—	—	—
Consolidated net revenue	2,463	10,438	12,286	35,775
Income/(loss) from operations:
Residential	(1,399)	(1,809)	(3,556)	(4,787)
Sunetric	(100)	114	(1,189)	(52)
Other	(1,539)	(2,864)	(4,972)	(7,964)
Consolidated loss from continuing operations	(3,038)	(4,559)	(9,717)	(12,803)
Reconciliation of consolidated loss from operations to consolidated net loss:
Other income	—	74	17	422
Interest expense	(1,330)	(54)	(2,253)	(423)
Change in valuation of derivative liabilities	(535)	660	(268)	6,924
Debt accretion expense and loss on extinguishment	(2,831)	—	(2,831)	—
Income tax (expense)/benefit	—	(2)	(27)	22
Income/(loss) from discontinued operations, net of tax	(1)	(397)	230	(712)
Net loss	$(7,735)	$(4,278)	$(14,849)	$(6,570)

The following is a reconciliation of reportable segments’ assets to the Company’s consolidated total assets. The Other segment includes certain unallocated corporate amounts.

(in thousands)	September 30, 2016	December 31, 2015
Total assets – continuing operations:
Residential	$6,609	$9,229
Sunetric	1,637	3,041
Other	10,601	1,034
	$18,847	$13,304
Total assets – discontinued operations:
Commercial	3,392	3,731
	$22,239	$17,035

10. Discontinued Operations

The following is a reconciliation of the major line items constituting pretax income/(loss) of discontinued operations to the after-tax loss of discontinued operations that are presented in the condensed consolidated statements of operations as indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015
Major line items constituting pretax income/(loss) of discontinued operations:
Net revenue	$59	$117	$405	$1,026
Cost of goods sold	17	343	47	922
Selling and operating	37	163	110	613
General and administrative	6	8	18	116
Restructuring costs	—	—	—	31
Depreciation and amortization	—	—	—	56
Pretax income/(loss) of discontinued operations	(1)	(397)	230	(712)
Income/(loss) on discontinued operations	$(1)	$(397)	$230	$(712)

The following is a reconciliation of the carrying amounts of major classes of assets and liabilities of the discontinued operations to the total assets and liabilities of the discontinued operations presented separately in the condensed consolidated balance sheets as indicated:

(in thousands)	September 30, 2016	December 31, 2015

Carrying amounts of major classes of assets included as part of discontinued operations:
Current assets:
Accounts receivable, net	$2,247	$1,560
Costs in excess of billings on uncompleted contracts	321	1,105
Inventory, net	56	112
Other current assets	51	76
Total major classes of current assets of the discontinued operations	2,675	2,853
Noncurrent assets:
Other noncurrent assets	717	878
Total noncurrent assets of discontinued operations	717	878
Total assets of the discontinued operations in the balance sheet	$3,392	$3,731

Carrying amounts of major classes of liabilities included as part of discontinued operations:
Current liabilities:
Accounts payable	$1,692	$1,978
Accrued liabilities	2,237	2,394
Deferred revenue and other current liabilities	113	138
Total current liabilities of discontinued operations	4,042	4,510
Noncurrent liabilities:
Other liabilities	225	225
Total major classes of noncurrent liabilities of the discontinued operations	225	225
Total liabilities of the discontinued operations in the balance sheet	$4,267	$4,735

11. Subsequent Events

From October 1, 2016 through November 8, 2016, $7.7 million of the Notes were converted to Class A common stock and cash of $5.8 million held in restricted cash at September 30, 2016 was released to the Company. The Company has used a portion of the cash received to reduce accounts payable. The Company issued 6.0 million shares in conjunction with the conversion of these Notes.

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

During 2014, we discontinued our entire former Commercial segment and sold the assets associated with our catalog segment (a portion of the Other segment). As a result of this major strategic shift, we now operate as three reportable segments: (1) Residential – the installation of solar energy systems for homeowners, including lease financing thereof, and for small businesses (small commercial) in the continental U.S.; (2) Sunetric – the installation of solar energy systems for both homeowners and business owners (commercial) in Hawaii; and (3) Other – corporate operations. We believe this new structure enables us to more effectively manage our operations and resources.

We generally recognize revenue from solar energy systems sold to our customers when we install the solar energy system. Our business. requires that we incur costs of acquiring solar panels and labor to install solar energy systems on our customer rooftops up-front and receive cash from customers thereafter. As a result, during periods when we are increasing sales, we expect to have negative cash flow from operations, a portion of which we offset with borrowings under our line of credit. We account for our leases of solar energy systems as sales-type leases.

Backlog

Backlog represents the dollar amount of revenue that we may recognize in the future from signed contracts to install solar energy systems that have not yet been installed without taking into account possible future cancellations. Backlog is not a measure defined by GAAP, and is not a measure of contract profitability. Our methodology for determining backlog may not be comparable to methodologies used by other companies in determining their backlog amounts. The backlog amounts we disclose are net of cancellations and include anticipated revenues associated with: (1) the original contract amounts; and (2) change orders for which we have received written confirmations from the applicable customers.

Backlog may not be indicative of future operating results, and projects in our backlog may be cancelled, modified or otherwise altered by customers. We can provide no assurance as to the profitability of our contracts reflected in backlog.

The following table summarizes changes to our backlog by segment during the nine-month period ended September 30, 2016:

(in thousands)	Residential	Sunetric	Totals
Backlog of December 31, 2015	$9,502	$7,195	$16,697
Bookings from new awards (“Sales”)	5,270	203	5,473
Cancellations and reductions on existing contracts	(1,250)	47	(1,203)
Amounts recognized in revenue upon installation	(3,684)	(1,100)	(4,784)
Backlog at March 31, 2016	9,838	6,345	16,183
Bookings from new awards (“Sales”)	3,673	386	4,059
Cancellations and reductions on existing contracts	(2,249)	(441)	(2,690)
Amounts recognized in revenue upon installation	(3,037)	(1,533)	(4,570)
Backlog at June 30, 2016	8,225	4,757	12,982
Bookings from new awards (“Sales”)	3,714	78	3,792
Cancellations and reductions on existing contracts	(890)	(961)	(1,851)
Amounts recognized in revenue upon installation	(1,327)	(1,003)	(2,330)
Backlog at September 30, 2016	$9,722	$2,871	$12,593

During the prior twelve months, we have experienced a high level of contract cancellations, which we attribute to (i) the fact that our financial conditions, as previously disclosed, limited our access to solar panels such that we were not able to install solar energy systems in a time frame to satisfy certain customers and (ii) our history of operating losses and resulting declining stock price affecting customer decisions. We determined that for optimum internal operations, and customer satisfaction, that a backlog equivalent to a few months of sales is optimal. Further, we have determined that our sales efforts should be broadened to additional states to minimize the impact of weather on our seasonal results, and to better balance the construction capacity of our internal and third-party installers.

We did not emphasize originating new sales during the first three quarters of 2016 as the company did not have sufficient financial capital for growth.

We intend to continue the optimization of our e-sales call-center based sales organization with the goal of increasing our future sales awards, both for our current states of operation and new states where we may operate in future periods. Our customers currently finance their acquisition of solar energy systems using their own cash, or a loan they receive from a financial provider. We believe that to be successful in increasing our sales and resultant revenue, we need to:

•	Expand the size of our call center sales organization.
•	Expand the size of our east coast residential and Sunetric field sales and construction organizations.
•	Expand our digital marketing program, as well as increase our spending to generate customer leads while achieving our desired cost of acquisition.
•	Make available to our customers, additional third-party providers to finance customer acquisitions of our solar energy systems.
•	Expand our network of authorized third party installers.
•	Commence sales into new states of operations.

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

Recent Developments

During 2016, in conjunction with our plans to position the Company for future profitable operations, we have:

•	Raised $10 million of convertible debt before offering expenses.

•	Raised $2.8 million of convertible preferred stock before offering expenses. Raised $1.6 million from the exercise of warrants.

•	Reduced selling and operating and general and administrative expenses with the goal of lowering the required amount of future revenue to achieve break-even, or better, operating results in the future.

Critical Accounting Policies and Estimates

There were no material changes to our critical accounting policies or estimates during the nine months ended September 30, 2016 from those disclosed in our annual report on Form 10-K for the year ended December 31, 2015.

Results of Operations

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Net revenue. Net revenue decreased $7.9 million, or 76.4%, to $2.5 million during the three months ended September 30, 2016 from $10.4 million during the three months ended September 30, 2015. Net revenue for our residential segment decreased $5.5 million, or 79.3%, to $1.4 million during the three months ended September 30, 2016 from $6.9 million during the three months ended September 30, 2015, primarily due to a lack of access to capital for growth and which caused delays in material purchases and limited our access to third party installers, coupled with fewer sales during the current period in the California market. The residential segment megawatts installed decreased by 1.2 megawatts, or 80.1%, to 0.3 megawatts during the three months ended September 30, 2016 from 1.5 megawatts during the three months ended September 30, 2015. The Sunetric segment megawatts installed decreased by 0.6 megawatts, or 68.6%, to 0.3 megawatts during the three months ended September 30, 2016 from 0.9 megawatts during the three months ended September 30, 2015.

Gross profit. Gross profit decreased $1.4 million, or 92.5%, to $0.1 million or 4.8% of net revenue during the three months ended September 30, 2016 from $1.6 million or 14.9% of net revenue during the three months ended September 30, 2015. Gross profit for our residential segment decreased $1.0 million, or 119.0%, to $(0.2) million or (11.5)% of net revenue during the three months ended September 30, 2016 from $0.8 million or 12.5% of net revenue during the three months ended September 30, 2015. The decrease in the residential segment’s gross profit margin percentage was due primarily to the proportionate greater absorption of fixed costs associated with the decline in revenue of $5.5 million from the prior year quarter. Gross profit for our Sunetric segment was $0.3 million or 27.1% of net revenue during the three months ended September 30, 2016 as compared to $0.7 million or 19.6% of net revenue during the three months ended September 30, 2015. The increase in the Sunetric segment’s gross profit margin percentage results from installing a majority of commercial projects with higher margins.

Selling and operating expenses. Selling and operating expenses decreased $1.8 million, or 53.0%, to $1.6 million or 65.5% of net revenue during the three months ended September 30, 2016 from $3.4 million or 32.9% of net revenue during the three months ended September 30, 2015. Selling and operating expenses for our residential segment decreased $1.3 million, or 55.3%, to $1.1 million or 76.8% of net revenue during the three months ended September 30, 2016 from $2.4 million or 35.6% of net revenue during the three months ended September 30, 2015. The decrease in the residential segment’s selling and operating expenses was attributable to the reduction of revenue and headcount, creating a new commission payout structure, and management’s decision to reduce the costs for customer leads. Selling and operating expenses for our Sunetric segment were $0.3 million or 29.9% of net revenue during the three months ended September 30, 2016 from $0.6 million or 16.1% of net revenue during the three months ended September 30, 2015.

General and administrative expenses. General and administrative expenses remained largely unchanged at $1.3 million during the three months ended September 30, 2016 and 2015. However due to the decline in revenue during the three months ended September 30, 2016 general and administrative expenses were 51.4% of net revenue compared to 12.5% of net revenue during the three months ended September 30, 2015.

Litigation expenses. Litigation expenses during the three months ended September 30, 2016 was $0.00 compared to $1.1 million associated with the legal costs of responding to the U.S. Securities and Exchange Commission subpoena related to the settlement of the PIPE litigation in July 2015 during the three months ended September 30, 2015.

Restructuring costs. There were no restructuring costs during the three months ended September 30, 2016. Restructuring costs were $0.1 million during the three months ended September 30, 2015 and were related to the costs of closings of California offices.

Depreciation and Amortization. Depreciation and Amortization were $0.1 million during each of the three months ended September 30, 2016 and September 30, 2015.

Interest expense. Interest expense increased $1.2 million to $1.3 million during the three months ended September 30, 2016 from $0.1 million during the three months ended September 30, 2015. The increase arises from interest, amortization of debt issuance costs related to the 2016 Note Offering and 2016 preferred stock offering.

Change in valuation of derivative liabilities, net. We recorded a noncash loss of $0.5 million during the three months ended September 30, 2016 compared to a noncash gain of $0.7 million during the three months ended September 30, 2015.

Debt accretion expense and loss on extinguishment. We recorded accretion expense and loss on extinguishment of $2.8 million during the three months ended September 30, 2016 and $0.00 during the three months ended September 30, 2015. On September 14, 2016, the Company raised $2.8 million of convertible preferred stock that was accounted for as debt. By September 29, 2016, all of the convertible preferred stock was converted to Class A common stock of the Company, extinguishing the debt. As the trading price of the Company’s stock was higher at conversion than the effective conversion price per share to the debt holder, a loss on extinguishment is recorded for this 14-day period.

Income tax (expense)/benefit. Income tax (expense)/benefit was negligible during the three months ended September 30, 2016 and the three months ended September 30, 2015.

Loss from continuing operations. Our loss from continuing operations during the three months ended September 30, 2016 was $7.7 million, or $(10.27) per share, as compared to a loss from continuing operations of $3.9 million, or $(6.33) per share, during the three months ended September 30, 2015.

Loss from discontinued operations. Our loss from discontinued operations during the three months ended September 30, 2016 was $1,000, or $(0.00) per share, as compared to a loss from discontinued operations of $0.4 million, or $(0.64) per share, during the three months ended September 30, 2015.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Net revenue. Net revenue decreased $23.5 million, or 65.7%, to $12.3 million during the nine months ended September 30, 2016 from $35.8 million during the nine months ended September 30, 2015. Net revenue for our residential segment decreased $16.4 million, or 65.9%, to $8.5 million during the nine months ended September 30, 2016 from $24.9 million during the nine months ended September 30, 2015, primarily due to a lack of access to capital for growth and which caused delays in material purchases and limited our access to third party installers coupled with fewer sales during the current period in the California market. The residential segment megawatts installed decreased by 3.9 megawatts, or 66.8%, to 1.9 megawatts during the nine months ended September 30, 2016 from 5.8 megawatts during the nine months ended September 30, 2015. The Sunetric segment megawatts installed decreased by 1.7 megawatts, or 63.7%, to 1.0 megawatts during the nine months ended September 30, 2016 from 2.7 megawatts during the nine months ended September 30, 2015.

Gross profit. Gross profit decreased $4.3 million, or 87.4%, to $0.6 million or 5.0% of net revenue during the nine months ended September 30, 2016 from $4.9 million or 13.7% of net revenue during the nine months ended September 30, 2015. Gross profit for our residential segment decreased $2.6 million, or 77.7%, to $0.7 million or 8.6% of net revenue during the nine months ended September 30, 2016 from $3.3 million or 13.1% of net revenue during the nine months ended September 30, 2015. The decrease in the residential segment’s gross profit percentage was due to the proportionate greater absorption of fixed costs associated with the decline in revenue of $16.4 million from the prior year nine months to date. Gross profit for our Sunetric segment was $(0.1) million or (2.9)% of net revenue during the nine months ended September 30, 2016 as compared to $1.6 million or 15.1% of net revenue during the nine months ended September 30, 2015. The decrease in the Sunetric segment’s gross profit percentage was due to a greater decrease in revenue when compared to the decrease in fixed indirect costs for the nine months ended September 30, 2016.

Selling and operating expenses. Selling and operating expenses decreased $4.9 million, or 47.2%, to $5.5 million or 44.8% of net revenue during the nine months ended September 30, 2016 from $10.4 million or 29.1% of net revenue during the nine months ended September 30, 2015. Selling and operating expenses for our residential segment decreased $3.6 million, or 48.3%, to $3.8 million or 45.1% of net revenue during the nine months ended September 30, 2016 from $7.4 million or 29.7% of net revenue during the nine months ended September 30, 2015. The decrease in the residential segment’s selling and operating expenses was attributable to the reduction of revenue and headcount, creating a new commission payout structure, and management’s decision to reduce the costs of customer leads. Selling and operating expenses for our Sunetric segment were $0.8 million or 22.6% of net revenue during the nine months ended September 30, 2016 from $1.6 million or 14.6% of net revenue during the nine months ended September 30, 2015.

General and administrative expenses. General and administrative expenses decreased $0.5 million, or 10.1%, to $3.9 million or 32.0% of net revenue during the nine months ended September 30, 2016 from $4.4 million or 12.2% of net revenue during the nine months ended September 30, 2015. General and administrative expenses for our Sunetric segment were $0.2 million or 5.3% of net revenue during the nine months ended September 30, 2016 as compared to $0.1 million or 0.6% of net revenue during the nine months ended September 30, 2015. General and administrative expenses for our other segment remained largely unchanged compared to the prior year period as most of the reductions in headcount and reduction of expenses had already been realized as of September 30, 2015.

Restructuring Costs. Restructuring costs were $0.04 million during the nine months ended September 30, 2016 and $0.4 million during the nine months ended September 30, 2015. Restructure costs are related to the costs of obtaining a fairness opinion provided and of legal services in connection with the conversion of subordinated debt to equity as well as costs related to the closings of California offices.

Litigation expenses. Litigation expenses during the nine months ended September 30, 2016 were $0.02 million compared to $1.6 million during the nine months ended September 30, 2015 pursuant to our recording a charge associated with the settlement of the PIPE litigation in July 2015 and the legal costs of responding to the U.S. Securities and Exchange Commission subpoena regarding the same transaction.

Depreciation and Amortization. Depreciation and amortization were $0.3 for the nine months ended September 30, 2016 and were $0.4 million during the nine months ended September 30, 2015.

Other income. Other income was $0.1 million for the nine months ended September 30, 2015; a reversal of previously accrued interest expense arising from the settlement of a sales tax audit.

Interest expense. Interest expense increased $1.9 million to $2.3 million during the nine months ended September 30, 2016 from $0.4 million during the nine months ended September 30, 2015. The increase arises from interest, amortization of debt issuance costs related to the 2016 Note Offering and 2016 preferred stock offering.

Change in derivative liabilities, net. We recorded noncash loss of $0.3 million during the nine months ended September 30, 2016 compared to a noncash gain of $6.9 million during the nine months ended September 30, 2015, a decrease of $7.2 million.

Debt accretion expense and loss on extinguishment. We recorded accretion expense and loss on extinguishment of $2.8 million during the nine months ended September 30, 2016 and $0.00 during the nine months ended September 30, 2015. On September 14, 2016, the Company raised $2.8 million of convertible preferred stock that was accounted for as debt. By September 29, 2016, all of the convertible preferred stock was converted to Class A common stock of the Company, extinguishing the debt. As the trading price of the Company’s stock was higher at conversion than the effective conversion price per share to the debt holder, a loss on extinguishment is recorded for this 14-day period.

Income tax (expense)/benefit. Income tax (expense)/benefit was negligible during the nine months ended September 30, 2016 and the nine months ended September 30, 2015.

Loss from continuing operations. As a result of the above factors, our loss from continuing operations during the nine months ended September 30, 2016 was $15.0 million, or $(22.44) per share, as compared to a loss from continuing operations of $5.9 million, or $(17.34) per share, during the nine months ended September 30, 2015.

Income/(loss) from discontinued operations. Our gain from discontinued operations during the nine months ended September 30, 2016 was $0.2 million, or $0.34 per share, as compared to a loss from discontinued operations of $0.7 million, or $(2.10) per share, during the nine months ended September 30, 2015.

Seasonality

Our quarterly net revenue and operating results for solar energy system installations are difficult to predict and have, in the past, and may, in the future, fluctuate from quarter to quarter as a result of changes in state, federal, or private utility company subsidies, as well as weather, economic trends and other factors. We have historically experienced seasonality in our solar installation business, with the first quarter representing our lowest installation quarter of the year primarily due to adverse weather. We have historically experienced seasonality in our sales of solar systems, with the fourth and first quarters of the year being less sales orders than the second and third quarters.

Liquidity and Capital Resources

We have implemented measures to reduce our cash outflow from operations from prior years. These measures included (i) exiting the large commercial segment which was operating at both an operating and cash flow loss, (ii) reducing staffing levels, (iii) raising prices for our products and (iv) efforts to enhance accounts receivable collections and optimize inventory levels. As a result of implementing these measures, for the nine months ended September 30, 2016, net cash used in operating activities from continuing operations improved by $8.6 million compared to the nine months ended September 30, 2015. As a result of these circumstances, the Company arranged for additional financial capital:

•	On April 1, 2016, the Company issued $10.0 million of Notes and Series G warrants, raising net proceeds of $9.4 million of which the Company had received $1.75 million as unrestricted cash as of September 30, 2016. Through November 4, 2016, the Company has received aggregate unrestricted cash of $7.6 million, including $5.8 million which has been released from the restricted cash accounts after September 30, 2016.

•	On May 25, 2016, the Company issued 29,082 shares of Class A common stock to Solar Solutions in payment of $167,513 due under the Loan.

•	On September 14, 2016, the Company issued $2.8 million of convertible preferred stock and 509,091 Series H warrants. The Company received, after offering costs, $2.2 million in cash at the closing and received $1.6 million from the exercise of 285,454 Series H warrants on September 30, 2016.

Commencing October 3, 2016, principal and interest on our Note began to convert into Class A common equity, with the following activity through November 4, 2016:

Amount of principal converted to Class A common stock	$7.1	million
Releases of cash from restricted cash	$5.8	million
Net increase in shareholders' equity from conversions	$5.9	million

The Company has used the proceeds from the releases from the restricted cash account to reduce accounts payable, purchase materials to convert its backlog to revenue, and for other corporate purposes.

The Company has prepared its business plan for the ensuing twelve months, and as described below, believes it has sufficient financial resources to operate for the ensuing 12-month period. The Company’s objectives in preparing this plan included expanding the size of the Company’s sales and construction organizations to generate gross margin that is in excess of its reduced fixed operating cost infrastructure and thereby reducing the Company’s present operating losses in an effort to return the Company to profitable operations in the future. Elements of this plan include, among others, (i) realizing operating costs savings from reductions in staff, of which substantially all had been realized as of September 30, 2016, (ii) the positive impact of the strategic decision to exit the large commercial segment which operated at both a substantial cash and operating loss, (iii) hiring and training additional field and e-sales force personnel to grow sales, (iv) optimizing the Company’s construction capability through authorized third-party integrators to realize the revenue from installation of the Company’s backlog and minimize the impact on gross margin of idle construction crew time, (v) changing the mix of marketing expenditures to achieve a lower cost of acquisition than that employed in prior periods, (vi) realizing the benefits of new vendor terms negotiated by the Company that will reduce the cost of materials acquired by the Company, (vii) increasing sales and installations with small commercial customers, and (viii) continued internal efforts to accelerate the conversion of the Company’s accounts receivable to cash. The Company believes that as a result of (i) additional capital realized through November 4, 2016 as described above, (ii) additional capital realized from the release of the remaining $2.4 million of cash in the restricted cash accounts from the 2016 Note Offering, and (iii) the actions it has already implemented to reduce its fixed operating cost infrastructure, the Company has sufficient financial resources to operate for the ensuing 12 months.

We expect that we will have a cash outflow from operating activities for the remainder of the year as we will utilize cash to (i) principally continue to reduce our present accounts payable and (ii) in order to increase the revenue of the Company, to fund an anticipated level of rooftop installations for customers, expand our e-sales and field sales organizations as well as increase marketing spend for lead generation.

NASDAQ Non-Compliance

On April 14, 2016, the Company received a letter from The Nasdaq Stock Market LLC (“Nasdaq”), notifying the Company that it no longer complied with Nasdaq Listing Rule 5550(b)(1) due to the Company’s failure to maintain a minimum of $2,500,000 in shareholders’ equity or meet the alternatives of market value of listed securities or net income from continuing operations. On July 7, 2016, Nasdaq granted the Company a 180-day extension to October 11, 2016 to comply with Nasdaq Listing Rule 5550(b).

On October 17, 2016, the Company received a letter from Nasdaq, notifying the Company that it did not meet the terms of the extension and that it would be subject to delisting unless it requests a hearing before a Nasdaq Listing Qualifications Panel (the “Panel”). Accordingly, the Company has requested a hearing. As a result, any suspension or delisting action will be stayed pending the issuance of the Panel decision and the expiration of any extension granted by the Panel. The Company’s Class A common stock currently remains listed on Nasdaq under the symbol RGSE. However, there can be no assurance that the Company will be able to regain compliance.

As explained in Note 1 to these interim financial statements, to comply with the Nasdaq requirement for minimum shareholders’ equity, we will have to undertake an equity offering.

Cash Flows

The following table summarizes our primary sources (uses) of cash during the periods presented:

	For the Nine Months Ended September 30,
(in thousands)	2016	2015
Net cash provided by (used in):
Operating activities – continuing operations	$(6,608)	$(15,234)
Operating activities – discontinued operations	101	1,075
Operating activities	(6,507)	(14,159)
Investing activities	10	31
Financing activities	7,281	13,422
Net increase (decrease) in cash	$784	$(706)

Continuing Operations

Operating activities. Our operating activities used net cash of $6.6 million and $15.2 million during the nine months ended September 30, 2016 and 2015, respectively. Our net cash used in operating activities during the nine months ended September 30, 2016 was primarily due to our net loss of $14.8 million decreased by noncash items of $5.7 million and a net decrease in working capital assets and liabilities of $2.7 million. Our net cash used in operating activities during the nine months ended September 30, 2015 was primarily due to our net loss of $5.9 million, increased by noncash items of $6.0 million and a net increase in working capital assets and liabilities of $3.3 million.

Investing activities. During the nine months ended September 30, 2016, we received proceeds of $10,000 for the sale of equipment. During the nine months ended September 30, 2015, we received proceeds of $0.2 million for the sale of equipment that was offset by the acquisition of property and equipment.

Financing activities.  Our financing activities provided net cash of $7.3 million and $13.4 million during the nine months ended September 30, 2016 and 2015, respectively. Our net cash provided by financing activities during the nine months ended September 30, 2016 reflected the net proceeds received from the 2016 Note Offering of $1.6 million, proceeds from the issuance of convertible preferred stock and warrants of $3.8 million and additional borrowings on our line of credit of $1.9 million. Our net cash provided by financing activities during the nine months ended September 30, 2015 reflected the net proceeds on the issuance of Class A common stock and warrants of $15.1 million offset by net repayments against our revolving line of credit of $1.6 million.

Discontinued Operations

Operating activities. Our operating activities provided net cash of $0.1 million and provided $1.1 million during the nine months ended September 30, 2016 and 2015, respectively. The change in cash provided by discontinued operations between the nine months ended September 30, 2016 and the nine months ended September 30, 2015 was attributed to the continued wind-down of remaining commercial projects.

Off-Balance Sheet Arrangements

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as special purpose entities or variable interest entities, which have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes and as a result we do not have and are not reasonably likely to have in the future any off-balance sheet arrangements.

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

Evaluation of Disclosure Controls and Procedures

Our chief executive officer, principal financial officer, and principal accounting officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and Rule 15d-15(e) under the Exchange Act. Based upon their evaluation as of September 30, 2016, they have concluded that those disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the three months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In the course of responding to the SEC subpoena and as a result of other actions taken around the subpoena, the Company incurred litigation expenses of $2.0 million which are shown on the Consolidated Statements of Operations for year ended December 31, 2015. The Company and its legal advisors believe its expenses in responding to SEC subpoena, which were incurred after June 30, 2015, should be fully paid by its insurance carrier as they are directly related to the 2014 PIPE Offering and the Company reached its retention limit for that event during the second quarter of 2015. Our insurance carrier has denied coverage for these expenses on the grounds that the SEC subpoena does not constitute a “claim” covered by the policy, but, nevertheless, in March 2016 the insurance carrier agreed to advance funds to pay amounts we contend constitute defense costs, while reserving all rights, including the right to recoup all amounts advanced. We vigorously dispute the position of our insurance carrier in this matter. If our insurance carrier prevails in recouping the amounts advanced or ceases to advance funds to pay amounts incurred by us in this matter, we will face material reductions in cash available for operations. The Company has recorded a liability for amounts advanced by the insurance carrier of $1.5 million through September 30, 2016. We do not expect costs or expense in this matter to be material in the future, however.

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

In April 2009, the Company, Regrid Power, Inc., one of the Company’s subsidiaries (“Regrid”) and Gaia, Inc., (formerly known as GAIAM) (collectively the “Indemnitors”) entered into a General Indemnity Agreement (the “Indemnity Agreement”) with Argonaut Insurance Company (the “Carrier”). The Indemnity Agreement was designed to provide assurances to the Carrier in the event that the Carrier issued, procured or refrained from cancelling one or more bonds for the benefit of one or more of Indemnitors on or after the date of the Indemnity Agreement. In 2013, the Carrier issued a $624,000 Final Acceptance Payment and Performance Bond (the “Bond”) to secure the Company’s performance under a contract to construct a large commercial photovoltaic project (the “Project”) for the benefit of a third party (the “Beneficiary”).

Pursuant to the Indemnity Agreement, the Indemnitors are jointly and severally liable to the Carrier in the maximum amount of the Bond, plus certain costs of the Carrier, in the event that the Bond is called by the Beneficiary. The Bond’s original expiry date was October 15, 2015, unless earlier released by the Beneficiary. In October 2015 the Carrier agreed to extend the maturity of the Bond to December 31, 2016 and in October 2016, contingent upon the Company finalizing certain collateral obligations, the Carrier agreed to extend the maturity of the Bond to December 31, 2017.

The Project was completed and operational in late 2012. Subsequently, the Beneficiary raised certain warranty related issues pertaining to the Project. The Company currently maintains a specific warranty liability for the Project of approximately $200,000.

As previously disclosed, on August 18, 2016, the Carrier commenced litigation against the Indemnitors in the federal district court in Denver, Colorado to, among other claims, compel one or more of the Indemnitors to deliver the remaining $424,000 due under the Indemnity Agreement. The Company has responded to the Carrier’s complaint with the parties having agreed to the Company posting the remaining $424,000 to the cash collateral prior to the end of 2016. As of October 31, 2016, the Company has posted an additional $325,000 as cash collateral. On or before December 1, 2016, the Company will post the remaining $99,000 and the Carrier has agreed to extend the maturity of the Bond to December 31, 2017.

Item 1A.	Risk Factors

Except for the risk factors appearing below, there have been no material changes from the risk factors disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and in Part II, Item 1A of the Company’s Quarterly Reports on Form 10-Q for the periods ended March 31, 2016 and June 30, 2016.

We need to increase our sales, installations and revenue in order to achieve our goal of initially operating at break-even, and profitability thereafter.

Our current levels of sales, installations and revenue are insufficient for profitable operations. We have developed plans, to be implemented during 2017, to increase sales and installation revenue. We believe that the recently obtained additional financial resources allow us to begin to implement our plans. If we are unsuccessful in executing these plans, we will be unable to increase sales, installations and resulting revenue and will not achieve our goal of operating at break-even, and profitability thereafter.

The Company has offered lower conversion prices to the holders of the Notes to induce them to convert their Notes to Class A common stock and expects to continue doing so until the Notes are fully converted, resulting in an increase in the number of shares of Class A common stock issued upon conversion and additional dilution to our shareholders.

The terms of the Notes permit the Company’s board of director to lower the fixed conversion price of the Notes with the consent of the Required Holders (as defined in the Notes). The benefits to the Company of conversions of the Notes into Class A common stock are twofold: (i) conversions result in release of cash from the restricted cash account which the Company may then use to fund its operations and (ii) conversions result in the Company recording additions to shareholders’ equity contributing to the Company’s efforts to regain compliance with Nasdaq’s requirement for minimum shareholders’ equity. In addition, the Company intends to raise additional financial capital to meet the Nasdaq requirement for shareholders’ equity. The Note holders have a right to approve future equity issuance and the Company believes that they are less likely to consent for as long as the Notes remain outstanding. Conversion of the Notes into shares of Class A common stock will dilute existing shareholders and lowering the conversion price compared to the contractually provided conversion price will lead to additional dilution.

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

As previously disclosed, on April 14, 2016, we received notice from Nasdaq that we were not in compliance with the Nasdaq minimum stockholders’ equity requirement in Nasdaq Listing Rule 5550(b) (nor the alternatives of market value of listed securities or net income from continuing operations). On July 7, 2016, Nasdaq granted the Company a 180-day extension to October 11, 2016 to comply with Nasdaq Listing Rule 5550(b). On October 17, 2016, the Company received a letter from Nasdaq notifying the Company that it did not meet the terms of the extension and that it would be subject to delisting unless it requests a hearing before a Nasdaq Listing Qualifications Panel (the “Panel”). Accordingly, the Company has requested a hearing. As a result, any suspension or delisting action will be stayed pending the issuance of the Panel decision and the expiration of any extension granted by the Panel. The Company’s Class A common stock currently remains listed on Nasdaq under the symbol RGSE.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

As previously reported on October 3, 2016, holders of the Notes converted principal and interest due under the Notes in the aggregate amount of approximately $1.04 million into 596,472 shares of Common Stock at a conversion price of $1.74 per share. The Company has previously reported the terms of the Notes and the expected maximum number of shares of Class A common stock underlying the Notes that may be issued through the conversion of the Notes. As previously reported, the issuance of the shares of Class A common stock issuable upon conversion of the Notes was exempt from registration under Securities Act Section 4(a)(2) and Securities Act Rule 506(b). The holders of the Notes are sophisticated accredited investors and acquired the Notes for their own accounts for investment purposes. The transaction document for the 2016 Note Offering state that the securities in question have not been registered under the Securities Act and cannot be sold or otherwise transferred without registration or an exemption therefrom and provide for the placement of a restrictive legend on any stock certificates issued upon conversion of the Notes, subject to the terms of the transaction documents.

Item 5.	Other Information

In accordance with the terms of the Notes, on November 7, 2016 the Company offered to the Holders a temporary reduction of the fixed conversion price of the Notes to $0.50 per share of the Company’s Class A common stock until 9:29 a.m. Eastern Time on November 8, 2016.

As a result, Holders converted an aggregate of approximately $0.2 million of principal and interest due under the Notes at $0.50 per share of the Company’s Class A common stock and the Company issued 450,623 shares of the Company’s Class A common stock. The Company expects to continue to offer the Holders the ability to convert the remaining amounts owed under the Notes at a reduced fixed conversion price as deemed appropriate and in the Company’s interest. Such reduced fixed conversion price likely will be equal to or lower than $0.50 (but in no event will the conversion price be less than the $0.25 minimum conversion price set forth in the Notes).

As of November 8, 2016, Holders have converted an aggregate of $8.4 million of principal and interest under the Notes, and the Company has issued 5,966,726 shares of the Company’s Class A common stock at conversion prices between $0.50 and $1.74 per share.

After giving effect to the conversions made as of November 8, 2016, there remains outstanding Notes with an aggregate principal amount of approximately $2.6 million. The following table updates previously reported information about the total number of shares of the Company’s Class A common stock issuable under the Notes if the Company elects to convert all remaining principal and interest under the Notes into shares of Class A common stock in lieu of paying cash. The following table assumes that from the date hereof: (a) installment payments of principal and interest are timely made on the last business day of every month beginning on October 31, 2016; (b) no such regularly scheduled installment payments are accelerated or deferred; (c) the indicated conversion price remains the same until the Notes are paid in full; (d) the Holders do not convert the Notes at their election; and (e) no event of default occurs. This table is provided for illustrative purposes only, as it is unlikely that these assumptions will be fully accurate at all relevant times. The Company’s ability to convert principal, interest and any other amounts owed under the Notes into shares of Class A common stock in lieu of paying cash is contingent on the Company’s satisfying certain equity conditions set forth in the Notes. There can be no assurance that the Company will be able to satisfy such equity conditions.

Assumed Conversion Price	Approximate Number of Shares Potentially Issuable
$1.00	2,600,000
$0.75	3,500,000
$0.50	5,200,000
$0.25	10,400,000

Item 6.	Exhibits

Exhibit No.	Description

1.1	Underwriting Agreement, dated September 9, 2016, between Real Goods Solar, Inc., Roth Capital Partners, LLC and WestPark Capital, Inc. (Incorporated by reference to Exhibit 1.1 to Real Goods Solar’s Current Report on Form 8-K filed September 13, 2016 (Commission File No. 001-34044))

3.1*	Articles of Incorporation of Real Goods Solar, Inc.

3.2*	Certificate of Designation of Preferences, Rights and Limitations of Series A 12.5% Mandatorily Convertible Preferred Stock

4.1	Form of Series H Warrant, dated September 14, 2016, issued to investors participating in the September 14, 2016 public unit offering (Incorporated by reference to Exhibit 4.17 to Amendment No. 5 to Real Goods Solar’s Registration Statement on Form S-1 filed September 7, 2016 (Commission File No. 333-211915))

4.2	Form of Real Goods Solar Series A 12.5% Mandatorily Convertible Preferred Stock Certificate (Incorporated by reference to Exhibit 4.18 to Amendment No. 3 to Real Goods Solar’s Registration Statement on Form S-1 filed August 25, 2016 (Commission File No. 333-211915))

4.3	Representative Warrant to Purchase Units Consisting of Series A 12.5% Mandatorily Convertible Preferred Stock and Series H Warrant to Purchase Common Stock, dated September 14, 2016, issued to Roth Capital Partners, LLC (Incorporated by reference to Exhibit 4.1 to Real Goods Solar’s Current Report on Form 8-K filed September 14, 2016 (Commission File No. 001-34044))

10.1	Second Loan Modification Agreement, dated August 22, 2016, and effective as of August 19, 2016, among Real Goods Solar, Inc., RGS Financing, Inc., Real Goods Energy Tech, Inc., Alteris Renewables, Inc., Real Goods Syndicated, Inc., Mercury Energy, Inc., Real Goods Solar, Inc. – Mercury Solar, Elemental Energy, LLC, Sunetric Management LLC and Solar Solutions and Distribution, LLC (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed August 24, 2016 (Commission File No. 001-34044))

10.2	Form of Lock-Up Agreement, dated September 14, 2016, entered into by each of the directors, officers, and Riverside Renewable Energy Investments, LLP, in connection with the September 14, 2016 public unit offering (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed September 14, 2016 (Commission File No. 001-34044))

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf, by the undersigned, thereunto duly authorized.

Real Goods Solar, Inc.
(Registrant)

Date: November 8, 2016	By:	/s/ Dennis Lacey
Dennis Lacey
Chief Executive Officer (authorized officer)

Date: November 8, 2016	By:	/s/ Alan Fine
Alan Fine
Principal Financial Officer and Treasurer

Date: November 8, 2016	By:	/s/ Thomas Mannik
Thomas Mannik
Principal Accounting Officer and Controller

EXHIBIT INDEX

Exhibits

Exhibit No.	Description

1.1	Underwriting Agreement, dated September 9, 2016, between Real Goods Solar, Inc., Roth Capital Partners, LLC and WestPark Capital, Inc. (Incorporated by reference to Exhibit 1.1 to Real Goods Solar’s Current Report on Form 8-K filed September 13, 2016 (Commission File No. 001-34044))

3.1*	Articles of Incorporation of Real Goods Solar, Inc.

3.2*	Certificate of Designation of Preferences, Rights and Limitations of Series A 12.5% Mandatorily Convertible Preferred Stock

4.1	Form of Series H Warrant, dated September 14, 2016, issued to investors participating in the September 14, 2016 public unit offering (Incorporated by reference to Exhibit 4.17 to Amendment No. 5 to Real Goods Solar’s Registration Statement on Form S-1 filed September 7, 2016 (Commission File No. 333-211915))

4.2	Form of Real Goods Solar Series A 12.5% Mandatorily Convertible Preferred Stock Certificate (Incorporated by reference to Exhibit 4.18 to Amendment No. 3 to Real Goods Solar’s Registration Statement on Form S-1 filed August 25, 2016 (Commission File No. 333-211915))

4.3	Representative Warrant to Purchase Units Consisting of Series A 12.5% Mandatorily Convertible Preferred Stock and Series H Warrant to Purchase Common Stock, dated September 14, 2016, issued to Roth Capital Partners, LLC (Incorporated by reference to Exhibit 4.1 to Real Goods Solar’s Current Report on Form 8-K filed September 14, 2016 (Commission File No. 001-34044))

10.1	Second Loan Modification Agreement, dated August 22, 2016, and effective as of August 19, 2016, among Real Goods Solar, Inc., RGS Financing, Inc., Real Goods Energy Tech, Inc., Alteris Renewables, Inc., Real Goods Syndicated, Inc., Mercury Energy, Inc., Real Goods Solar, Inc. – Mercury Solar, Elemental Energy, LLC, Sunetric Management LLC and Solar Solutions and Distribution, LLC (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed August 24, 2016 (Commission File No. 001-34044))

10.2	Form of Lock-Up Agreement, dated September 14, 2016, entered into by each of the directors, officers, and Riverside Renewable Energy Investments, LLP, in connection with the September 14, 2016 public unit offering (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed September 14, 2016 (Commission File No. 001-34044))

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith
**	Furnished herewith