Form 10-K
period 2016-12-31
Real Goods Solar, Inc.
filed 2017-03-10
CIK 1425565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-34044

REAL GOODS SOLAR, INC.

(Exact name of registrant as specified in its charter)

COLORADO	26-1851813
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

110 16th Street, Suite 300

DENVER, COLORADO 80202

(Address of principal executive offices)

(303) 222-8300

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Class A Common Stock, $.0001 par value	NASDAQ Stock Market LLC

Securities registered pursuant to section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☑    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    YES  ☐    NO  ☑

The aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $2,323,242 as of June 30, 2016, based upon the closing price on the NASDAQ Capital Market on that date. The registrant does not have non-voting common equity.

As of March 6, 2017, 7,480,906 shares of the registrant’s Class A common stock and no shares of the registrant’s Class B common stock were outstanding.

REAL GOODS SOLAR, INC.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2016

Part I

Item 1.	Business.

Overview

RGS Energy and its subsidiaries (“we,” “us,” or the “Company”) provide solar energy systems to homeowners, and commercial building owners in the United States. We believe that solar energy adoption is still in the early stages and will continue to increase as utility rates rise and customers become more knowledgeable about the savings clean and sustainable solar energy can deliver. The Company and its predecessors have installed over 25,000 solar energy systems across the continental United States and Hawaii since 1978.

We endeavor to make the move to solar energy simple for our customers by managing and executing the process with our sales and installation teams. We design and offer a suitable solar energy solution, then procure, permit, install, and interconnect the system to the utility grid. We provide a comprehensive workmanship warranty on each fully operational system.

The Company was incorporated in Colorado in 2008 as a successor to Gaiam Energy Tech, Inc. founded in 1999.

Business Strategy

Our goals are to (i) provide solar solutions that save residential and commercial customers’ money and (ii) operate our Company at a profit. Our strategies to achieve these goals are:

•	Install systems in geographic areas that allow us to provide electricity savings to customers. Currently we install in New York, New Jersey, Massachusetts, Rhode Island, Connecticut, New Hampshire, Vermont, Colorado, Hawaii, and California. These states typically have higher utility rates, additional local incentives and rebates, high customer return on investment, and/or favorable utility and government policies.

•	Geographic expansion. We routinely perform an assessment of potential expansion into other states, considering the prevailing utility rates, local incentives and rebates to assess customer receptivity of our product based upon the potential customer return on investment.

•	Expand our call center. During the past three years we have built a call center in our headquarters in Colorado to conduct sales via the phone and internet. This provides a cost-effective mechanism to reach potential customers and readily enter new markets. Call center personnel have access to engineering, operations, customer support and other services personnel at our headquarters location allowing them to quickly address any questions that might arise during the sales process.

•	Selectively utilize field sales staff. Many prospective customers request a face-to-face meeting, so we utilize field sales staff in locations where it is cost-effective to do so; currently in the North Eastern United States and Hawaii.

•	Continue to drive growth through referrals networks. We pay customers for referring additional customers. We will continue to expand these programs through the call center, post-install in-home parties, user-friendly software, and digital marketing.

•	Increase our installation capacity. Installation capacity needs to match sales demand around the country to install solar systems with the shortest cycle time possible. Our installations are performed by both in-house crews and our authorized integrator network.

•	Identify attractive financing options for customers. We refer our customers to a variety of options for financing their solar energy systems including home improvement loans, equipment leases and power purchase agreements.

Our Competitive Strengths

We believe our clients select us because:

•	We have been in the solar industry for 39 years.

•	Flexible menu of product offerings. Our customers can utilize cash, loan, and leasing/power purchase agreements.

•	Location. We are located in states where utility costs are high and/or incentives for solar energy systems are available, therefore offering an attractive alternative to conventional power sources.

Description of our Services

We are a design-build provider of turnkey solar energy systems providing design, engineering, financing, procurement, permitting, installing, grid interconnection, monitoring, and maintenance services. We install residential systems generally between 3 kilowatts (“kW”) and 10 kW, and commercial systems up to 500 kW in size, depending on the amount of electricity used by the customer and the size of their building. The size of the average solar energy system we installed during 2016 was approximately 7 kW. We maintain a service department to manage and assist with service and repairs, and to provide operations and maintenance service contracts for larger projects. We design and build solar energy systems to meet each customer’s individual needs and circumstances. We assess a customer’s annual power requirements and average electricity rates to size the solar system and engineer its interconnection to the grid. We assess the customer’s roof size, configuration, and composition to determine the optimum location for the solar photovoltaic modules. We factor in information about the customer’s electrical service territory, rate structures, budget, preferred financing method and aesthetic preferences. We also identify the relevant federal, state and local regulations, including building codes, which are important to the cost, operation and return on investment of the customer’s solar energy system, as well as relevant tax rates, benefits of net metering, and various other factors. We assess this data using solar production tools and analytical models to size and configure a cost-effective solar system for the customer and one that offers a return on investment to the customer that meets their requirements.

We prepare construction plans to obtain a building permit, which is necessary for grid interconnection and state incentive rebate processing. We also provide customers with a return-on-investment analysis which reflects the rebates and performance-based incentives that are available to each customer. Once all necessary approvals from financing partners and utilities, and incentive, rebate and jurisdictional authorities have been received, our in-house construction teams or authorized integrators begin the installation of the customer’s solar energy system. Once the solar energy system has been installed, we arrange for a final inspection by the local building department and complete final as-built drawings of the system to submit applicable applications for the jurisdictional rebate(s), and at the same time, apply to the local utility company to finalize interconnection of the customer’s solar energy system to the utility grid.

Solar Energy Systems

The most visible component of solar energy systems are the photovoltaic modules which transform the sunlight into direct electrical current (“DC”), which then travels to the inverter. The inverter converts the DC electricity into useable alternating current (“AC”) that matches the current of the household electrical service and the utility grid. The electricity created can go onto the grid or be used by the customer to power household items such as lights and appliances. The other major components are the metal racking which holds the solar modules in place on the roof or ground, the monitoring which tracks the solar production of the system, and balance of system which includes clamps and electrical parts. We do not manufacture any of these components. We purchase all components from the manufacturer or their distributors.

Warranty Terms

We and our suppliers offer warranties of up to 10 years for parts and labor, including property damage arising from workmanship, excluding roof penetrations which are generally warrantied for a period of 5 years. All major components installed in a photovoltaic system array are covered under transferable manufacturers’ warranties, which generally range from 10 to 25 years. Customer claims are processed through our customer service department. We will provide reasonable assistance to our customers in contacting the manufacturer concerning warranty service and undertake reasonable effort to recoup our labor costs from the manufacturer.

Financing

We offer customers a choice to finance their solar systems with their cash, third party loans, or third party leases or power purchase agreements. We are constantly vetting new financing products and only refer the ones that fit the customer’s needs and desires. Our menu of finance offerings allows us to provide solar energy systems to our customers with financing terms that we believe are economically attractive for their individual situation.

Sales and Marketing

We market and sell our products and services through a national sales organization that includes a direct outside sales force on the east coast and Hawaii, a call center at our headquarters, channel partners, and a customer referral program. We have trained our sales organization to effectively engage prospective customers from initial interest to customized proposals to signed contracts. We intend to continue growing our sales teams and will continue to educate consumers about the benefits of our solar products in order to lower our customer acquisition costs and further expand the market opportunity.

•	Inside sales – Our inside sales groups initially engage with potential customers prior to our outside sales or e-sales teams’ customer engagement. Inside sales groups identify each potential customer’s initial interest in solar energy and compile data necessary to assess potential cost savings for subsequent discussion with the potential customer by the sales teams.

•	Direct outside sales – Our outside sales force works in the east coast markets and Hawaii to generate new business and complete sales orders initiated by inside sales groups from their own networking, at local events and by establishing local business alliances. The outside sales team visits potential customers in their homes or businesses, explaining the advantages of solar energy, answering customer questions and facilitating new sales orders.

•	E-sales – The e-sales teams provide an online, real time, complete customer experience. We use software and satellite imagery to review the customer’s rooftop for suitability and system capacity, and based on the customer’s current utility costs assess the project’s potential cost savings from installation of the solar energy system. We utilize electronic contracts and digital signatures.

•	Customer referrals – Our customer referral program is designed to be an effective and efficient method of reaching new customers. Our program provides cash incentives to current customers to refer friends, relatives and co-workers.

•	Alliances and Channel Partnerships – We endeavor to generate referrals from programs with small local businesses and large regional partnerships to reach a larger target audience.

•	Online Digital Marketing – Consumers seek online education, purchase options, and business reviews before determining the best provider to meet their needs. In an effort to align our business with marketplace, and our E-sales teams with the consumer, we will continue to expand our online market presence.

Customers

Our residential customers are homeowners interested in reducing electrical utility costs and switching to clean, renewable energy. Our residential solar energy systems are generally rooftop installations up to 24kW in size.

Our commercial customers come from a variety of industries including retail, manufacturing, service and municipal services. Often times, our small commercial clients arise from the relationship developed when we install a residential solar system to the owner of the small business. Our commercial solar energy systems may be roof mounted or ground mounted and are generally up to 500kW in size. These customers do not include any large commercial customers that were previously in discontinued operations. See Note 13. Discontinued Operations in Item 8 of this Annual Report.

Suppliers

Our solar energy systems utilize photovoltaic modules and inverters purchased from several manufacturers and distributors; the majority of these materials are “Buy American” under the American Recovery and Reinvestment Act of 2009. We negotiate pricing based on quantity purchased and payment terms. We purchase major components as needed and do not have long-term or volume commitments with suppliers.

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

The other source of competition comes from other solar providers such as, SolarCity Corporation, Vivint Solar Inc., Sunrun Inc., Sungevity, Inc., and many others.

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

Our operations are subject to stringent and complex federal, state and local laws and regulations governing the occupational health and safety of our employees and wage regulations. For example, we are subject to the requirements of the federal Occupational Safety and Health Act, as amended, or “OSHA”, and comparable state laws that protect and regulate employee health and safety. We expend resources to comply with OSHA requirements and industry best practices. Federal and/or state prevailing wage requirements, which generally apply to any “public works” construction project that receives public funds, may apply to installations of our solar energy systems on government facilities. The prevailing wage is the basic hourly rate paid on public works projects to a majority of workers engaged in a particular craft, classification or type of work within a particular area. Prevailing wage requirements are established and enforced by regulatory agencies. Our in-house personnel monitor and coordinate our continuing compliance with these regulations when required.

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

Some states like Massachusetts offer Solar Renewable Energy Credits (“SRECs”) that provide cash payments based on the electricity produced by solar energy systems as an incentive for customers to invest in these systems. These programs are generally capped and must be reauthorized or extended when the cap is reached in order for the incentives to be continued. The Massachusetts Department of Energy Resources recently announced that the total capacity available under its current SREC program (SREC-II) for projects over 25 kW had been exceeded in early 2016, however it was announced on January 31, 2017 by the Massachusetts Department of Energy Resources that their new program, called Solar Massachusetts Renewable Target (“SMART”), is targeted to start in January 2018 and that the SREC II program would be extended in order to bridge between the two programs.

Seasonality

Our quarterly net revenue and operating results for solar energy system installations are difficult to predict and have, in the past, and may, in the future, fluctuate from quarter to quarter as a result of changes in state, federal, or private utility company subsidies, as well as weather, economic trends and other factors. We have historically experienced seasonality in our solar installation business, with the first quarter representing our lowest installation quarter of the year, primarily due to adverse weather. We have historically experienced seasonality in our sales of solar systems, with the fourth and first quarters of the year seeing less sales orders than the second and third quarters.

Employees

As of March 6, 2017, we had approximately 160 full-time employees. None of our employees are represented by a labor union or subject to a collective bargaining agreement.

Reverse Stock Splits

On June 2, 2016, we consummated a reverse stock split of all outstanding shares of our Class A common stock at a ratio of one-for-20, whereby 20 shares of Class A common stock were combined into one share of Class A common stock (the “2016 Reverse Stock Split”). The 2016 Reverse Split was previously authorized by a vote of our shareholders on May 27, 2016. We did not decrease our authorized shares of capital stock in connection with the 2016 Reverse Stock Split.

On January 25, 2017, we consummated a reverse stock split of all outstanding shares of our Class A common stock at a ratio of one-for-30, whereby 30 shares of Class A common stock were combined into one share of Class A common stock (the “2017 Reverse Stock Split”). The 2017 Reverse Stock Split was previously authorized by a vote of our shareholders on January 23, 2017. We did not decrease our authorized shares of capital stock in connection with the reverse stock split.

Share amounts and share prices set forth in this Annual Report are presented to reflect the reverse splits, as applicable.

Item 1A.	Risk Factors.

We wish to caution you that there are risks and uncertainties that could cause our actual results to be materially different from those indicated by forward looking statements that we make from time to time in filings with the Securities and Exchange Commission, news releases, reports, proxy statements, registration statements and other written communications, as well as oral forward looking statements made from time to time by our representatives. These risks and uncertainties include those risks described below of which we are presently aware. Historical results are not necessarily an indication of the future results. Cautionary statements below discuss important factors that could cause our business, financial condition, operating results and cash flows to be materially adversely affected.

Risk Factors Related to our Business and Industry

We have a history of operating losses, and it is uncertain when, or if, we may be able to achieve or sustain future profitability. If we do not become profitable on an ongoing basis, we may be unable to continue our operations.

We have incurred net losses and have an accumulated deficit of $183 million as of December 31, 2016. If we cannot improve our operating results and ultimately generate net income, we may be unable to continue our operations in the future.

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

We need to grow our backlog or we will be unable to increase revenue.

We did not have access to financial capital to implement our revenue growth strategy until the fourth quarter of 2016. As a result, our backlog and sales headcount each decreased during 2016.  To grow our backlog, we need to hire and train new salespersons, and bid upon and be awarded new customer sales. While we implement our revenue growth strategy, and until we build a larger backlog, our installation revenue will fluctuate by quarter. If we are unsuccessful in building a larger backlog, we will be unable to increase sales, installations and resulting revenue and we will not achieve our goal of operating at break-even and achieving profitability thereafter.

We have a history of negative cash flows from operations, and it is uncertain when, or if, in the future we will be able to achieve or sustain positive cash flow from operations.

There can be no assurance in the future that we will generate sufficient cash flow from operations, future financings or other sources to fund operations or other liquidity needs which could have important adverse consequences to us, such as:

•	limiting our ability to obtain additional financing;

•	making it more difficult for us to satisfy our obligations with respect to future indebtedness;

•	limiting our ability to respond to changing business, industry and economic conditions and to withstand competitive pressures, which may affect our financial condition;

•	limiting our ability to make investments, dispose of assets, pay cash dividends or repurchase stock;

•	increasing our vulnerability to downturns in our business, our industry or the general economy and restricting us from making improvements or acquisitions or exploring business opportunities; and

•	placing us at a competitive disadvantage to competitors with greater resources

Our future operating performance and our ability to service indebtedness will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

Our future indebtedness may impose restrictive covenants on us.

We currently are not party to any loan agreement providing for a revolving credit facility or term loan, but have been in the recent past. However, if we in the future enter into a loan agreement, our future indebtedness may impose various customary covenants on us and our subsidiaries. The restrictions imposed under these debt instruments may include, among other obligations, limitations on our and our subsidiaries’ ability to:

•	sell assets;

•	change our business, management or ownership;

•	engage in any merger, acquisition or consolidation transactions;

•	incur additional debt or sell additional securities;

•	make dividends or distributions and repurchase stock;

•	make investments;

•	enter into certain transactions with affiliates; and

•	make payments on or amend any subordinated obligations

Our ability to comply with the covenants imposed by the terms of future indebtedness may be affected by general economic conditions, industry conditions, and other events beyond our control. As a result, we cannot assure you that we would be able to comply with these covenants. Our failure to comply with such covenants, including failure to comply as a result of events beyond our control, could result in an event of default, which could materially and adversely affect our operating results and our financial condition.

If there were an event of default under future indebtedness, the holders of the defaulted debt would likely be able to cause all amounts outstanding with respect to that debt to be due and payable, subject to applicable grace periods. We cannot assure you that our assets or cash flow would be sufficient to repay borrowings under applicable indebtedness if accelerated upon an event of default, or that we would be able to repay, refinance or restructure the payments on such indebtedness.

Existing rules, regulations and policies pertaining to electricity pricing and technical interconnection of customer-owned electricity generation and changes to these regulations and policies may deter the purchase and use of solar energy systems and negatively impact development of the solar energy industry.

The market for solar energy systems is heavily influenced by foreign, federal, state and local government regulations and policies concerning the electric utility industry, as well as policies adopted by electric utilities. These regulations and policies often relate to electricity pricing and technical interconnection of customer-owned electricity generation. For example, the vast majority of states have a regulatory policy known as net energy metering, or “net metering”, which allows our customers to interconnect their on-site solar energy systems to the utility grid and offset their utility electricity purchases by receiving a bill credit at the utility’s retail rate for energy generated by their solar energy system that is exported to the grid and not consumed on-site. In this way, the customer pays for the net energy used or receives a credit at the retail rate if more electricity is produced than consumed. In some states, net metering is being replaced with lower credits for the excess electricity sent onto the grid from solar energy systems, and utilities are imposing minimum or fixed monthly charges on owners of solar energy systems. For example, in October, 2015, the Hawaiian Electric Companies, the primary utility in Hawaii, announced that it was replacing its net metering program with a new “grid supply” program that credits excess electricity sent onto the grid by a solar energy system at a fixed rate of between 15 cents per kilowatt-hour and 27 cents per kilowatt hour, rather than at the higher retail rates available under the prior net-metering program and also imposes a minimum monthly bill of $25 dollars for owners of solar energy systems that remain connected to the utility grid. Many jurisdictions also impose caps which limit the aggregate amount of power that may be sold by solar power generators into the electric grid. Some utilities also restrict the amount of consumer-owned electricity generation that can be placed on a circuit and may require special studies or equipment before such generation can be connected to the utility grid. These regulations and policies have been modified in the past and may be modified in the future in ways that can restrict the interconnection of solar energy systems and deter purchases of solar energy systems by customers. In addition, electricity generated by solar energy systems competes most favorably in markets with tiered rate structures or peak hour pricing that increase the price of electricity when more is consumed. Modifications to these rate structures by utilities, such as reducing peak hour or tiered pricing or adopting flat rate pricing, could require the price of solar energy systems to be reduced in order to compete with the price of utility generated electricity.

The reduction, elimination or expiration of government subsidies and economic incentives for solar energy systems could reduce the demand for our products and services.

U.S. federal, state and local government bodies and utilities provide incentives to end-users, distributors, system integrators and manufacturers of solar energy systems to promote solar electricity in the form of rebates, tax credits and other financial incentives such as system performance payments and payments for renewable energy credits associated with renewable energy generation. These incentives enable us to lower the price we charge our customers for solar energy systems. However, these incentives may expire on a particular date, end when the allocated funding is exhausted, or be reduced or terminated as solar energy adoption rates increase. These reductions or terminations often occur without warning. In addition, applicable authorities may adjust or decrease incentives from time to time or include provisions for minimum domestic content requirements or other requirements to qualify for these incentives. The reduction, elimination or expiration of such incentives or delays or interruptions in the implementation of favorable federal or state laws could substantially increase the cost of our systems to our customers, resulting in a significant reduction in demand for our solar energy systems, which would negatively impact our business. For example, The Massachusetts Department of Energy Resources recently announced that the total capacity available under its current SREC program (SREC-II) for projects over 25 kW had been exceeded in early 2016, however it was announced on January 31, 2017 by the Massachusetts Department of Energy Resources that their new program, SMART, is targeted to start in January 2018 and that the SREC II program would be extended in order to bridge between the two programs. Massachusetts accounted for a significant amount of our sales in 2016, and had the program not been extended, our sales in Massachusetts would have likely declined significantly.

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

For installation projects where we recognize revenue on a percentage-of-completion basis or payments are due upon the achievement of contractual milestones, any delay or cancellation of a project could adversely affect our business.

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

Our sales are subject to the seasonality of when customers buy solar energy systems. We experience spikes in orders during the spring and summer months which, due to lead time, result in installations and revenue increasing during the summer and fall. Tax incentives can generate additional backlog prior to the end of the year, depending upon the incentives available and whether customers are looking to take advantage of such incentives before the end of the year.

Our ability to construct systems outdoors may be impacted by inclement weather, which can be most prominent in our geographic installation regions during the first and fourth quarters of the year. As a result of these factors, our first quarter is generally our slowest quarter of the year. If unexpected natural events occur and we are unable to manage our cash flow through these seasonal factors, there could be a negative impact on our financial position, liquidity, results of operations and cash flow.

Our inability to respond to changing technologies and issues presented by new technologies could harm our business.

The solar energy industry is subject to technological change. If we rely on products and technologies that cease to be attractive to customers, or if we are unable to respond appropriately to changing technologies and changes in product function or quality, we may not be successful in capturing or retaining significant market share. In addition, any new technologies utilized in our solar energy systems may not perform as expected or as desired, in which event our adoption of such products or technologies may harm our business.

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

We may incur fines and other penalties if we do not conduct our business in accordance with licenses required for our operations and if any such license is suspended or lost, we may be unable to sell or install solar energy systems in the jurisdiction in question and our sales and revenue from that jurisdiction would be adversely affected.

As a construction company we are required to hold general or specialty contractors’ licenses in some of the jurisdictions in which we operate, although in other jurisdictions we are permitted to utilize the licenses of subcontractors. Some jurisdictions also require licenses to sell home improvement products or services, or to issue consumer credit. If we violate the rules of these licensing authorities, we may incur fines or other penalties or have our licenses suspended or cancelled. Some licenses require us to employ personnel with specific qualifications. If we lose those personnel, we may lose our ability to conduct business in that jurisdiction until we can hire a qualified replacement.

The loss of personnel or failure to hire additional personnel could materially and adversely affect our business, operating results and our ability to expand.

The expansion of our business could significantly strain our managerial, financial and personnel resources. To reach our goals, we must successfully recruit, train, motivate and retain additional employees, including management and technical personnel, integrate new employees into our overall operations and enhance our financial and accounting systems, controls and reporting systems. While we believe we have personnel sufficient for the current requirements of our business, expansion of our business could require us to employ additional personnel. The loss of personnel or our failure to hire additional personnel could materially and adversely affect our business, operating results and our ability to expand.

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

As a result of the length of the warranty periods we provide both in workmanship and, in certain cases, in energy production, we bear the risk of warranty claims long after we have completed the installation of a solar energy system. Our current standard warranty for our installation services includes a warranty period of up to 10 years for defects in material and workmanship. In addition, most manufacturers of solar photovoltaic modules offer a 25-year warranty period for declines in power performance. Although we maintain an estimated liability for potential warranty or service claims, claims in excess of our recorded liability could adversely affect our operating results. Our failure to predict accurately future warranty claims could result in unexpected volatility in our financial results.

We have a dispute with a customer of our former Commercial segment, the ultimate resolution of which could have a material impact upon our results of operations and financial position.

As previously disclosed, and as discussed in Item 3 of Part I, we have a dispute with a customer of our former Commercial segment wherein the customer alleges that we have not completed agreed-upon remedial work to remedy alleged deficiencies, and has notified us that the customer intends to perform such work at our expense using a third-party contractor. In addition, the customer demanded an aggregate of approximately $400,000 as liquidated damages under the terms of the project contract. We estimate that the range of loss related to this warranty claim is from approximately $200,000 to a maximum of approximately $1 million. If we have to compensate the customer for its remedial work or pay the customer liquidated damages, it would negatively impact our results of operations and result in a significant use of cash.

The ultimate resolution of our dispute with our insurance carrier could result in the significant outlay of cash.

As previously disclosed, we have incurred legal expenses of $1.5 million in connection with a Securities and Exchange Commission investigation into our July 2014 private placement. The investigation was ultimately closed without action by the Securities and Exchange Commission, and we and our legal advisors believe the legal expenses incurred in connection with the investigation should be fully paid by our insurance carrier. Our insurance carrier has paid these legal expenses but informed us that if it concludes that such expenses do not constitute a “claim” covered by the policy, they would seek to recoup all amounts advanced. As such, we have recorded the advanced funds as a deferred liability. If our insurance carrier were to pursue reimbursement and prevailed in recouping the amounts advanced, it would not affect results of operations but would result in a significant use of cash.

We rely heavily on a limited number of suppliers, installers and other vendors, and if these companies were unable to deliver critical components and services, it would adversely affect our ability to operate and our financial results.

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

Although currently there is no shortage of supplies for solar energy systems, from time to time in the past, shortages have occurred and have impacted solar companies such as us. Shortages in the supply of silicon and inverters or supply chain issues could adversely affect the availability and cost of the solar photovoltaic modules used in our solar energy systems.

Shortages of silicon and inverters or supply chain issues could adversely affect the availability and cost of our solar energy systems. Manufacturers of photovoltaic modules depend upon the availability and pricing of silicon, one of the primary materials used in photovoltaic modules. The worldwide market for silicon from time to time experiences a shortage of supply, which can cause the prices for photovoltaic modules to increase and supplies to become difficult to obtain. While we have been able to obtain sufficient supplies of solar photovoltaic modules to satisfy our needs to date, this may not be the case in the future. Future increases in the price of silicon or other materials and components could result in an increase in costs to us, price increases to our customers or reduced margins.

A significant percentage of photovoltaic modules used in the United States are imported from China or utilize solar cells made in Taiwan. In 2014 the U.S. Department of Commerce imposed tariffs on these products. Although most of the solar photovoltaic modules we used in 2015 were sourced from North American manufacturers, we have experienced price increases and occasional problems with availability as a result of these tariffs. Other international trade conditions such as work slowdowns and labor strikes at port facilities or major weather events can also adversely impact the availability and price of solar photovoltaic modules.

We install solar energy systems, and many factors can prevent us from completing installations on time or on budget.

Factors that may prevent us from completing installations on time or on budget include:

•	shortages of materials;
•	shortages of skilled labor;
•	unforeseen installation scheduling, engineering, excavation, environmental or geological problems;
•	job site issues that were not apparent during site inspection
•	natural disasters, hurricanes, weather interference, fires, earthquakes or other casualty losses or delays;
•	delays in obtaining or inability to obtain or maintain necessary licenses or permits;
•	changes to plans or specifications;

•	performance by subcontractors;
•	disputes with subcontractors; and
•	unanticipated cost increases in materials, labor or other elements of our projects beyond budgets and allowances for contingencies.

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

Many of our customers depend on loan or lease financing to fund the purchase price of our solar energy systems. The interest rate for this financing varies with market conditions. Third-party financing sources may also charge significant fees for their financing products. If our financing sources increase their fees or interest rates, our customers’ cost of purchasing our solar energy systems will increase and we may experience decreased demand for our products and services, resulting in reduced revenue. In the alternative, if we elect to absorb any financing price increase by lowering the price of our products and services to keep the total cost to our customers constant, our revenue will decrease and we will experience lower profit margins. However, we continue to rely on third parties to finance most of our sales of solar energy systems.

An increase in interest rates or tight credit markets could make it difficult for customers to finance the cost of solar energy systems and could reduce demand for our services and products.

Some of our prospective customers may depend on debt financing, such as home equity loans or leasing, to fund the purchase of a solar energy system. Third-party financing sources, specifically for solar energy systems, are currently limited. The lack of financing sources, limitations on available credit, or an increase in interest rates could make it difficult or more costly for our potential customers to secure the financing necessary to purchase a solar energy system on favorable terms, or at all, thus lowering demand for our services and products and negatively impacting our business.

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

We rely on technology, computer systems, third-party service providers, and our website for obtaining and storing certain information.

Our business requires us to receive, retain and transmit personally identifiable information and other information about our customers, suppliers and employees, some of which is entrusted to third-party service providers and other businesses we interact with. Our security measures have been breached in an immaterial manner in the past and may be breached in the future due to a cyber-attack, computer malware or viruses, employee error, malfeasance, fraudulent inducement (including so-called “social engineering” attacks and “phishing” scams) or other acts. Costs associated with our past security breach have not been significant. Unauthorized parties have previously obtained and may in the future obtain access to our data or the data of our customers, suppliers or employees or may otherwise cause damage or interfere with our technology, computer systems or website. We develop and update processes and maintain systems in an effort to try to prevent this from occurring and seek assurances from businesses we interact with that they will do the same, but the development and maintenance of these processes and systems are costly and require ongoing monitoring and updating as technologies change, privacy and information security regulations change, and efforts to overcome security measures become more sophisticated. We have taken, and continue to undertake significant steps to protect such information and seek assurances from businesses we interact with that they will do the same, but there can be no assurance that our data security systems or those of businesses we interact with will not be compromised, and such compromise could result in such information being obtained by unauthorized persons, adverse operational effects or interruptions, substantial additional costs or being subject to legal or regulatory proceedings, any of which could damage our reputation in the marketplace or materially and adversely affect our business, financial condition, operating results and cash flows.

In the event the make-up of our board of directors or audit committee were not, or are not in the future, in compliance with the Securities and Exchange Commission and the Nasdaq Capital Market independence requirements, we face a number of risks that could materially and adversely affect our shareholders and our business.

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

Risk Factors Related to Our Securities

The market price of our Class A common stock has been volatile, and future volatility could result in substantial losses for investors.

The market price of our Class A common stock has been volatile in the past and could fluctuate widely in response to various factors, many of which are beyond our control, including the following:

•	actual or anticipated changes in our operating results;

•	regulatory, legislative or other developments affecting us or the solar energy industry generally;

•	changes in expectations relating to our services and products, plans and strategic position or those of our competitors or customers;

•	market conditions and trends within the solar energy industry;

•	acquisitions or strategic alliances by us or by our competitors;

•	litigation involving us, our industry or both;

•	introductions of new technological innovations, services, products or pricing policies by us or by our competitors;

•	recruitment or departure of key personnel;

•	our ability to execute our business plan;

•	volume and timing of customer orders;

•	price and volume fluctuations in the overall stock market from time to time;

•	changes in investor perception;

•	the level and quality of any research analyst coverage of our Class A common stock;

•	changes in earnings estimates or investment recommendations by analysts;

•	the financial guidance we may provide to the public, any changes in such guidance or its failure to meet such guidance;

•	the trading volume of our Class A common stock;

•	our issuance of additional Class A common stock or securities convertible into or exercisable for Class A common stock; and

•	economic and other external factors that impact purchasing decisions of our potential customers.

Future volatility of the market price of our Class A common stock could result in substantial losses for investors.

Future issuances of our stock, options, warrants or other securities will cause substantial dilution and may negatively affect the market price of our Class A common stock.

Ownership of our securities may be diluted by future issuances of securities or the conversion or exercise of outstanding or to be issued options, warrants, convertible notes, convertible stock or other securities.

As of March 6, 2017, there were an aggregate of approximately 6.5 million shares of our Class A common stock issuable upon exercise of outstanding warrants. The exercise price under certain of our outstanding warrants is subject to reset in the future. For example, the exercise price of our Series I warrants is subject to a reset. If the exercise price in effect on April 1, 2017 is higher than the lowest daily volume weighted average price (as defined in our Series I warrants) of our Class A common stock on any trading day during the month of March 2017, the exercise price is reset to such lower price, but in no event lower than $0.10. Further, the exercise price of our Series H warrants is subject to reset at the earlier to occur of (a) the repayment in full of our Senior Secured Convertible Notes due April 1, 2019 (the “Notes”), and (b) the maturity date of the Notes. If on such date the exercise price of our Series H warrants exceeds 85% of the lowest volume weighted average price of our Class A common stock for the five trading days ending on, but including, the adjustment date, the exercise price will be reset to such lower price.

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

Because our Class A common stock is publicly traded, we are subject to certain rules and regulations of federal, state and financial market exchange entities charged with the protection of investors and the oversight of companies whose securities are publicly traded. These entities, including the Public Company Accounting Oversight Board, the Securities and Exchange Commission and the Nasdaq Stock Market, periodically issue new requirements and regulations and legislative bodies also review and revise applicable laws such as the Sarbanes-Oxley Act of 2002 and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. As interpretation and implementation of these laws and rules and promulgation of new regulations continues, we will continue to be required to commit significant financial and managerial resources and incur additional expenses.

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

The terms of our outstanding warrants to purchase Class A common stock and securities purchase agreement entered into with investors participating in our past offerings could impede our ability to enter into certain transactions or obtain additional financing.

The terms of our Notes and some of our outstanding series of warrants to purchase Class A common stock prohibit us from entering into a “fundamental transaction” (as defined in the Notes and such warrants) (including generally, a merger, sale of all or substantially all of our assets, or permitting a purchase tender or exchange offering resulting in a person or group of persons owning at least 50% of the outstanding shares of our Class A common stock) unless the successor resulting from the fundamental transaction assumes all of our obligations under the Notes and the warrants and the associated transaction documents, and, if a successor is publicly-traded, at a holder’s request, such successor issues substantially similar substitute securities.

In addition, the securities purchase agreements we entered into in connection with our offering of Class A common stock and warrants closed February 6, 2017 and February 9, 2017 prohibit us from offering, selling, granting any option to purchase or otherwise dispose of, or being part of any solicitations, negotiations or discussions with regard to, any of our or our subsidiaries’ equity securities or equity equivalent securities until May 7, 2017 and May 10, 2017, respectively. These covenants will restrict our ability to enter into certain fundamental transactions or obtain additional financing in the future without a waiver.

The terms of our outstanding warrants to purchase Class A common stock could result in our paying premiums or penalties to the holders of or outstanding warrants.

Our outstanding warrants require us to deliver the number of shares of our Class A common stock issuable upon exercise within a specified time period. If we are unable to deliver the shares of Class A common stock within the timeframe required, we may be obligated to reimburse the holder for the cost of purchasing the shares of our Class A common stock in the open market or pay them the profit they would have realized upon the conversion or exercise and sale of such shares. The payments we may be obligated to make to the holders of our outstanding warrants may adversely affect our results of operations.

We must meet The Nasdaq Capital Market continued listing requirements or we risk delisting, which may decrease the per share price of our Class A common stock and make it harder for our shareholders to trade our stock.

Our Class A common stock is currently listed for trading on The Nasdaq Capital Market. We must continue to satisfy Nasdaq’s continued listing requirements or risk delisting of our securities.

As previously disclosed, we are currently subject to a “Panel Monitor” through January 15, 2018. We have failed to comply with the Nasdaq Capital Market continued listing requirements in the past and there can be no assurance that we will continue to satisfy Nasdaq’s minimum shareholders’ equity requirement or any other applicable listing requirement during the monitoring period or thereafter.

If our Class A common stock is delisted from the Nasdaq Capital Market, it may trade on the over-the-counter market, which may be a less liquid market. In such case, our shareholders’ ability to trade, or obtain quotations of the market value of, shares of our Class A common stock would be severely limited because of lower trading volumes and transaction delays. These factors could contribute to lower prices and larger spreads in the bid and ask prices for our securities.

In addition to the foregoing, if our Class A common stock is delisted from Nasdaq and it trades on the over-the-counter market, the application of the “penny stock” rules could adversely affect the market price of our Class A common stock and increase the transaction costs to sell those shares. The Securities and Exchange Commission has adopted regulations which generally define a “penny stock” as an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. The last reported trade of our Company Stock on The Nasdaq Capital Market was at a price below $5.00 per share. If our Class A common stock is delisted from Nasdaq and it trades on the over-the-counter market at a price of less than $5.00 per share, our Class A common stock would be considered a penny stock. The Securities and Exchange Commission’s penny stock rules require a broker-dealer, before a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and the salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules generally require that before a transaction in a penny stock occurs, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s agreement to the transaction. If applicable in the future, these rules may restrict the ability of brokers-dealers to sell our Class A common stock and may affect the ability of investors to sell their shares, until our Class A common stock no longer is considered a penny stock.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our principal executive offices are located in Denver, Colorado. The following table sets forth certain information relating to our primary facilities:

Primary Locations	Size (sq. ft.)	Use	Lease Expiration	Business Segment
Denver, CO	12,477	Corporate Headquarters	May-22	Other/Residential
Bloomfield, CT	10,000	Office and warehouse	Nov-19	Residential
Montpelier, VT	1,500	Office	Month-Month	Residential
Franklin, CT	1,200	Office	Jul-17	Residential
Westborough, MA	1,600	Office	Month-Month	Residential
Kailua, HI	10,000	Office and warehouse	Dec-17	Sunetric
Kailu-Kona, HI	3,360	Warehouse	Month-Month	Sunetric

Existing facilities have lease renewal options ranging from 1 month to 5 years.

Item 3.	Legal Proceedings.

From time to time, we are involved in legal proceedings that we consider to be in the normal course of business.

Item 4.	Mine Safety Disclosures.

Not applicable.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Stock Price History

Our Class A common stock is listed on the NASDAQ Capital Market under the symbol “RGSE.” On March 6, 2017, we had approximately 103 shareholders of record and 7,480,906 shares of $.0001 par value Class A common stock and no shares of $.0001 par value Class B common stock outstanding.

The following table sets forth the high and low close prices for our Class A common stock for the periods indicated:

	High	Low
Fiscal 2016:
Fourth Quarter	$83.70	$5.70
Third Quarter	$267.00	$54.90
Second Quarter	$426.00	$120.60
First Quarter	$462.00	$246.00
Fiscal 2015:
Fourth Quarter	$924.00	$252.00
Third Quarter	$1,272.00	$480.00
Second Quarter	$3,120.00	$1,338.00
First Quarter	$8,400.00	$3,000.00

Dividend Policy

We have not declared or paid any cash dividends on our Class A common stock, and we do not anticipate doing so in the foreseeable future. We currently intend to retain future earnings, if any, to operate our business and support our future growth strategies. Any future determination to pay dividends on our Class A common stock will be at the discretion of our Board of Directors and will depend on our financial condition, results of operations, contractual restrictions, restrictions imposed by applicable law, capital requirements and other factors that our Board of Directors deems relevant. In addition, the terms of our Notes prohibit us from making any dividend payment until all of the Notes have been converted, redeemed, or otherwise satisfied.

Sale of Unregistered Securities

As previously reported, on April 1, 2016, we issued an aggregate of $10,000,000 principal amount of Notes.  The terms of the Notes permit us to pay principal and interest in shares of our Class A common stock, subject to certain conditions.  The Notes are convertible at any time, at the option of the holders, into shares of our Class A common stock at the lower of a fixed and floating conversion price.

Between April 1, 2016 (beginning on October 3, 2016) and December 31, 2016, we issued an aggregate of 498,910 shares of Class A common stock to the holders of the Notes as payment of an aggregate of $9,914,490 of principal and interest owed under the Notes at per share prices between $5.47 and $52.21.

The conversion features and terms of the Notes are described in our Current Report on Form 8-K filed on April 1, 2016 and these descriptions are incorporated herein by reference.

As previously reported, the issuance of the shares of Class A common stock issuable upon repayment of principal and interest and upon conversion of the Notes was exempt from registration under the Securities Act of 1933 (as amended, the “Securities Act”) Section 4(a)(2) and Securities Act Rule 506(b). The holders of the Notes are sophisticated, accredited investors and acquired the Notes for their own accounts for investment purposes. Further, the transaction documents pursuant to which the holders purchased the Notes state that the securities in question have not been registered under the Securities Act and cannot be sold or otherwise transferred without registration or an exemption therefrom and provide for the placement of a restrictive legend on any stock certificates issued upon conversion of the Notes, subject to the terms of the transaction documents.

All other unregistered sales of equity securities during 2016 have been previously reported in Current Reports on Form 8-K.

Equity Compensation Plan Information

See section entitled “Equity Compensation Plan Information” in Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, which disclosure is incorporated herein by reference.

Item 6.	Selected Financial Data.

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Discontinued Operations

During 2014, we committed to a plan to sell certain contracts and rights comprising our large commercial installations business, otherwise known as our former Commercial segment. At the same time, we determined not to enter into further large commercial installation contracts in the mainland United States. Most contracts in process at December 31, 2014 were substantially completed during 2015 and remaining work was completed in 2016. We now report this business as a discontinued operation, separate from our continuing operations. The following management discussion and analysis of financial condition and results of operations is for our continuing operations, unless indicated otherwise.

Overview

We are a residential and commercial solar energy engineering, procurement and construction firm. We also perform most of our own sales and marketing activities to generate leads and secure projects. We offer turnkey services, including design, procurement, permitting, build-out, grid connection, financing referrals and warranty. Our solar energy systems use high-quality solar photovoltaic modules. We use proven technologies and techniques to help customers achieve savings by reducing their utility costs. In addition, we help customers lower their emissions output and reliance upon fossil fuel energy sources.

We, including our predecessors, have more than 39 years of experience in residential solar energy and trace our roots to 1978, when Real Goods Trading Corporation sold the first solar photovoltaic panels in the United States. We have designed and installed over 25,000 residential and commercial solar systems since our founding.

During 2014, we discontinued our entire former Commercial segment and sold the assets associated with our catalog segment (a portion of the Other segment). As a result of this major strategic shift, we now operate as three reportable segments: (1) Residential – the installation of solar energy systems for homeowners, including lease financing thereof, and for small businesses (small commercial) in the continental U.S.; (2) Sunetric – the installation of solar energy systems for both homeowners and business owners (commercial) in Hawaii; and (3) Other – corporate operations. We believe this structure enables us to more effectively manage our operations and resources.

We generally recognize revenue from solar energy systems sold to our customers when we install the solar energy system. Our business requires that we incur costs of acquiring solar panels and labor to install solar energy systems on our customer rooftops up-front and receive cash from customers thereafter. As a result, during periods when we are increasing sales, we expect to have negative cash flow from operations.

Backlog

Backlog represents the dollar amount of revenue that we may recognize in the future from signed contracts to install solar energy systems that have not yet been installed without taking into account possible future cancellations. Backlog is not a measure defined by GAAP, and is not a measure of contract profitability. Our methodology for determining backlog may not be comparable to methodologies used by other companies in determining their backlog amounts. The backlog amounts we disclose are net of cancellations and include anticipated revenues associated with (i) the original contract amounts, and (ii) change orders for which we have received written confirmations from the applicable customers. Backlog may not be indicative of future operating results, and projects in our backlog may be cancelled, modified or otherwise altered by customers. We can provide no assurance as to the profitability of our contracts reflected in backlog.

The following table summarizes changes to our backlog by segment for the years ended December 31, 2015 and December 31, 2016:

(in thousands)	Residential	Sunetric	Totals
Backlog at January 1, 2015	$39,726	$21,818	$61,544
Bookings from new awards (“Sales”)	21,856	9,074	30,930
Cancellations and reductions on existing contracts	(22,626)	(8,113)	(30,739)
Amounts recognized in revenue upon installation	(29,454)	(15,584)	(45,038)
Backlog at December 31, 2015	9,502	7,195	16,697
Bookings from new awards (“Sales”)	15,186	693	15,879
Cancellations and reductions on existing contracts	(6,145)	(1,484)	(7,629)
Amounts recognized in revenue upon installation	(12,609)	(3,956)	(16,565)
Backlog at December 31, 2016	$5,934	$2,448	$8,382

We have experienced a high level of contract cancellations, which we attribute to (i) the fact that our financial condition, as previously disclosed, limited our access to solar panels such that we were not able to install solar energy systems in a time frame to satisfy certain customers, and (ii) our history of operating losses and resulting declining stock price affecting customer decisions. We determined that for optimum internal operations, and customer satisfaction, that a backlog equivalent to a few months of sales is optimal.

We did not emphasize originating new sales during 2016 as we did not have sufficient financial capital for growth.

We intend to continue the optimization of our e-sales call -center- based sales organization with the goal of increasing our future sales awards, both for our current states of operation and new states where we may operate in future periods. Our customers currently finance their acquisition of solar energy systems using their own cash, or a loan they receive from a financial provider. We believe that to be successful in increasing our sales and resultant revenue, we intend to do the following as part of our revenue growth strategy:

•	Expand the size of our call center sales organization;
•	Expand the size of our east coast residential and Sunetric field sales and construction organizations;
•	Expand our digital marketing program, as well as increase our spending to generate customer leads while achieving our desired cost of acquisition;
•	Make available to our customers, additional third-party providers to finance customer acquisitions of our solar energy systems;
•	Expand our network of authorized third party installers; and
•	Commence sales into new states of operations.

In order to execute our revenue growth strategy, we required additional financial capital. See Recent Developments. We compete with larger, better-financed firms for customers, employees, and the services of third party financiers and installers and, accordingly, there can be no assurance that we will be successful in meeting our goals for increasing sales and revenue.

Recent Developments

In conjunction with our plans to position our company for future profitable operations, we have:

•	Reduced selling and operating and general and administrative expenses with the goal of lowering the required amount of future revenue to achieve break-even, or better, operating results in the future.

•	In 2016, we raised net proceeds of $16.5 million from offerings of Notes, convertible preferred stock, Class A common stock and warrants.

•	In February 2017, we raised net proceeds of $16.1 million from offerings of Class A common stock and warrants.

•	Utilizing the proceeds from the offerings discussed above, we have (i) become current with our vendors, (ii) repaid and terminated our former line-of-credit facility, and (iii) began to expand the size of our sales and construction organizations.

In addition, we consummated the 2016 Reverse Stock Split and the 2017 Reverse Stock Split as described further under the heading “Reverse Stock Splits” in Item 1.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or “GAAP.” The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified the following to be critical accounting policies whose application have a material impact on our reported results of operations, and which involve a higher degree of complexity, as they require us to make judgments and estimates about matters that are inherently uncertain.

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

 Inventory

Inventory consists primarily of solar energy system components (such as photovoltaic modules and inverters) located at our warehouses and is stated at the lower of cost (first-in, first-out method) or market. We identify the inventory items to be written down for obsolescence based on the item’s current sales status and condition. We write down discontinued or slow moving inventories based on an estimate of the markdown to retail price needed to sell through our current stock level of the inventories on a quarterly basis.

Warranties

We warrant solar energy systems sold to customers for up to ten years against defects in material or installation workmanship. The manufacturers’ warranties on the solar energy system components, which are typically passed through to the customers, typically have product warranty periods of 10 years and a limited performance warranty period of 25 years. We generally provide for the estimated cost of warranties at the time the related revenue is recognized. We also maintain specific warranty liabilities for large commercial customers included in discontinued operations. We assess the accrued warranty reserve regularly and adjust the amounts as necessary based on actual experience and changes in future estimates.

Goodwill and Purchased Intangibles

We review goodwill and indefinite-lived intangible assets for impairment during the second quarter, or more frequently if a triggering event occurs between impairment testing dates.

Intangible assets arising from business combinations, such as acquired customer contracts and relationships (collectively “customer relationships”), are initially recorded at fair value. Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired in a business combination. Goodwill and purchased intangibles are reviewed for impairment annually or more frequently if impairment indicators arise.

Derivative Liabilities

We account for complex financial instruments including convertible notes, convertible preferred stock, and warrants under ASC 815 and ASC 480.  We utilize third party appraisers to determine the fair value of derivative liabilities embedded in complex financial instruments. For financial instruments accounted for as liabilities, we defer and amortize to operations costs incurred including the initial fair value of warrants issued and derivative liabilities. The issuance costs of financial instruments accounted for as equity are charged to additional paid in capital.

The extinguishment of financial instruments accounted for as debt that are extinguished by issuance of common stock are recorded at the fair value of common stock issued at the date of issuance, with any difference from the carrying value of the liability recorded as a loss on debt extinguishment.

Share-Based Compensation

We recognize compensation expense for share-based awards based on the estimated fair value of the award on the date of grant. We measure compensation cost at the grant date fair value of the award and recognize compensation expense based on the probable attainment of a specified performance condition for performance based awards or over a service period for time based awards. We use the Black-Scholes option valuation model to estimate the fair value for purposes of accounting and disclosures. In estimating this fair value, certain assumptions are used (see Note 10. Share-Based Compensation in Item 8 of this Annual Report), including the expected life of the option, risk-free interest rate, dividend yield, volatility and forfeiture rate. The use of different estimates for any one of these assumptions could have a material impact on the amount of reported compensation expense.

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

Results of Operations

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Net revenue. Net revenue decreased $28.1 million, or 61.7%, to $17.4 million during 2016, from $45.5 million during 2015. The decrease in revenue reflects a decrease in solar systems constructed to 4.1 megawatts in 2016 from 10.8 megawatts in 2015. Net revenue for our residential segment decreased $16.9 million, or 56.1%, to $13.3 million during 2016, from $30.2 million during 2015, primarily due to a lack of access to capital for growth, causing delays in material purchases and limited access to third party installers. Net revenue for our Sunetric segment decreased by $11.1 million, or 72.9% to $4.2 million during 2016, from $15.3 million during 2015 primarily due to the local utility limiting interconnection applications. This represents the installment of 1.1 megawatts in 2016 in comparison to 3.8 megawatts in 2015.

Gross profit. Gross profit decreased $4.6 million, or 70.8%, to $1.9 million during 2016, from $6.4 million during 2015. Gross profit percentage decreased to 10.8% during 2016 from 14.1% during 2015. The decrease in the residential segment’s gross profit percentage was due to the proportionate greater absorption of fixed costs associated with the decline in revenue from the prior year.

Selling and operating expenses. Selling and operating expenses decreased $6.9 million, or 50.0%, to $7.0 million during 2016 from $13.9 million during 2015. The decrease in the residential segment’s selling and operating expenses was attributable to the reduction of revenue and headcount, and management’s decision to reduce the costs of customer leads.

General and administrative expenses. General and administrative expenses decreased, consistent with the approach for selling and operating expenses to reduce expenses in proportion to the declines in revenue, approximately $0.6 million, or 9.8%, to $5.3 million during 2016, from $5.8 million during 2015.

Litigation. Litigation expenses during the year ended December 31, 2016 were negligible compared to litigation expenses of $2.0 million for the year ended December 31, 2015, representing the legal costs of responding to the Securities and Exchange Commission subpoena and settlements with investors in our July 2014 PIPE Offering, as more fully described in Note 6. Commitments and Contingencies in Item 8 of this Annual Report.

Other income/expense. Other income/expense was $0.0 million in 2016 compared to $0.4 million during 2015, which was due primarily to the gain on sale of fully depreciated assets.

Interest expense. Interest expense increased approximately $2 million primarily due to interest expense and amortization of deferred loan costs related to our $10 million offering of Notes.

Change in fair value of derivative liabilities and loss on debt extinguishment. During 2016, $11.4 million of noncash loss on debt extinguishment was the result of the Company’s stock trading price exceeding the carrying value of the Notes upon conversion of class A common stock for the debt, and the noncash gain on the derivative liability associated with the debt conversions. During 2015, we recorded noncash gains of $7.1 million primarily due to our stock price decreasing resulting in reductions to the fair value of the common stock warrant liability.

Liquidity and Capital Resources

Trends in liquidity and cash flow

Our trend in cash flow for the prior two years is as follows:

	2016	2015
Net cash provided by (used in):
Operating activities - continuing operations	$(11,313)	$(14,188)
Operating activities - discontinued operations	(981)	1,230
Operating activities	(12,294)	(12,958)
Investing activities	(50)	155
Financing activities	14,690	11,450
Net increase (decrease) in cash	$2,346	$(1,353)

We have experienced recurring operating losses and negative cash flow from operations in recent years. Because of these losses, we did not pay vendors on a timely basis and, accordingly, experienced difficulties obtaining credit terms from our equipment suppliers that limited our ability to convert our backlog in an expeditious manner, which resulted in customer cancellations of contracts.

Starting with the fourth quarter of 2014, we implemented measures to reduce our cash outflow for operations such that the required level of sales to achieve break-even results was reduced. These measures included (i) exiting the large commercial segment which was operating at both an operating and cash flow loss, (ii) reducing staffing levels, (iii) raising prices for our products and (iv) efforts to enhance accounts receivable collections and optimize inventory levels. Net cash outflow for 2016 from continuing operations of $12.0 million, which includes $4.0 million for reduction in vendor accounts payable, is an improvement from 2015’s net cash outflow from continuing operations.

To execute our revenue growth strategy and reduce our payables and indebtedness, during 2016 the Company obtained additional financial capital through the following transactions:

•	On April 1, 2016, the Company issued $10.0 million of Senior Secured Convertible Notes due April 1, 2019 (each, a “Note”) and Series G warrants to purchase 9,710 shares of our Class A common stock, raising net proceeds of approximately $9.1 million (the “2016 Note Offering”),”) of which the Company has received net proceeds of $8.9 million in unrestricted cash as of December 31, 2016.

•	On September 14, 2016, the Company issued $2.8 million of Series A 12.5% Mandatorily Convertible Preferred Stock and Series H warrants exercisable into 16,970 shares of our Class A common stock. The Company received, after offering costs, $2.2 million in cash, and received $1.6 million from the exercise of Series H warrants into 9,515 shares of our Class A common stock on September 30, 2016. As of December 31, 2016, all of the convertible preferred stock had been converted into Class A common stock.

•	On December 13, 2016, the Company issued $4.1 million of Class A common stock and Series I warrants exercisable into 616,667 shares of Class A common stock. The Company received, after offering costs, $3.6 million in cash.

Further, in 2017, the Company had the opportunity to raise additional capital under the current full-shelf registration.

•	On February 6, 2017, the Company issued $11.5 million of Class A common stock, and Series K warrants exercisable into 3,710,000 shares of our Class A common stock and Series L warrants exercisable into 1,613,080 shares of our Class A common stock. The Company received, after offering costs, $10.6 million in cash at closing.

•	On February 9, 2017, the Company issued $6.0 million of Class A common stock, and Series M warrants exercisable into 1,800,000 shares of our Class A common stock, and Series N warrants exercisable into 750,000 shares of our Class A common stock. The Company received, after offering costs, $5.5 million in cash at closing.

The Company has used the proceeds from the additional financial capital to reduce accounts payable, purchase materials to convert its backlog to revenue, begin to execute its growth strategy and for other corporate purposes.

The Company has prepared its business plan for the ensuing twelve months, and as described below, believes it has sufficient financial resources to operate for the ensuing 12-month period. The Company’s objectives in preparing this plan include expanding the size of the Company’s sales and construction organizations to generate gross margin that is more than its reduced fixed operating cost infrastructure and thereby reducing the Company’s present operating losses in order to return the Company to profitable operations in the future. Elements of this plan include, among others, (i) realizing operating costs savings from reductions in staff, of which substantially all non-sales and construction staff reductions had been realized as of December 31, 2016, (ii) the positive impact of the strategic decision to exit the large commercial segment which operated at both a substantial cash and operating loss, (iii) hiring and training additional field and e-sales force personnel to grow sales, (iv) optimizing the Company’s construction capability through authorized third-party integrators to realize the revenue from installation of the Company’s backlog and minimize the impact on gross margin of idle construction crew time, (v) changing the mix of marketing expenditures to achieve a lower cost of acquisition than that employed in prior periods, (vi) realizing the benefits of new vendor terms negotiated by the Company that reduce the cost of materials acquired by the Company, and (vii) increasing sales and installations with small commercial customers. The Company believes that because of (i) the additional financial capital realized during 2016 and 2017, as described above, and (ii) the actions it has already implemented to reduce its fixed operating cost infrastructure and to reduce the cost of materials, the Company has sufficient financial resources to operate for the ensuing 12 months.

Discussion of statement of cash flows

Continuing Operations

Operating activities. Our operating activities used net cash of $11.3 million and $14.2 million during 2016 and 2015, respectively. Our net cash used in operating activities during 2016 was primarily attributable to our net loss, a decrease in accounts payable and accrued liabilities of $3.0 million, a decrease in liabilities of $0.5 million, offset by a decrease in current assets of $3.2 million. Our net cash used by operating activities during 2015 was primarily attributable to our net loss, a decrease in accounts payable and accrued liabilities of $5.5 million, a decrease in current liabilities of $1.8 million, offset by a decrease in current assets of $9.0 million.

Investing activities. Our net cash used by investing activities during 2016 was primarily attributable to purchases of property and equipment. Our net cash provided by investing activities during 2015 was primarily distributable proceeds from the sale of property and equipment.

Financing activities. Our net cash provided by financing activities during 2016 was primarily the result of net proceeds from the exercise of warrants of $1.6 million, proceeds from convertible debt of $8.9 million, proceeds from the issuance of convertible preferred stock of $2.2 million and proceeds from the issuance of Class A common stock of $3.6 million and offset by our pay down of our revolving line of credit. Our net cash provided by financing activities during 2015 was primarily the result of net proceeds from the issuance of the Class A common stock and warrants of $15.0 million and offset by our pay down of our revolving line of credit.

Discontinued Operations

Operating activities. The projects in this segment were primarily installed during 2015.  The net cash inflow for 2015 represents collections of accounts receivable.  2016’s net cash outflow primarily arose from the cash payment for a surety bond, coupled with payments of accounts payable.

Off-Balance Sheet Arrangements

We have not participated in transactions that generate relationships with unconsolidated entities or financial partnerships, such as special purpose entities or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other limited purposes.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.	Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Real Goods Solar, Inc.

We have audited the accompanying consolidated balance sheets of Real Goods Solar, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in shareholders’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Real Goods Solar, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Hein & Associates LLP

Denver, Colorado
March 9, 2017

REAL GOODS SOLAR, INC.

Consolidated Balance Sheets

	As of December 31,
(in thousands, except share and per share data)	2016	2015
ASSETS
Current assets:
Cash	$2,940	$594
Restricted cash	173	—
Accounts receivable, net	3,002	4,374
Costs in excess of billings	19	930
Inventory, net	1,502	2,051
Deferred costs on uncompleted contracts	398	935
Other current assets	912	662
Current assets of discontinued operations	909	2,853
Total current assets	9,855	12,399
Property and equipment, net	620	1,015
Goodwill	1,338	1,338
Net investment in sales-type leases and other assets	1,308	1,405
Noncurrent assets of discontinued operations	1,252	878
Total assets	$14,373	$17,035
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Line of credit	$663	$774
Convertible debt, net of deferred cost and pre-installment of $298 and $0	124	—
Accounts payable	2,555	9,121
Accrued liabilities	1,284	1,278
Billings in excess of costs on uncompleted contracts	107	858
Derivative liabilities	46	—
Deferred revenue and other current liabilities	1,033	918
Current liabilities of discontinued operations	1,457	4,510
Total current liabilities	7,269	17,459
Other liabilities	1,764	22
Derivative liabilities	137	342
Discontinued operations, non-current liabilities	225	225
Total liabilities	9,395	18,048
Commitments and contingencies (Note 6)
Shareholders’ equity (deficit):
Preferred stock, par value $.0001 per share; 50,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, par value $.0001 per share; 150,000,000 shares authorized; 1,183,151 and 20,502 shares issued and outstanding at December 31, 2016 and 2015, respectively	8	8
Class B common stock, par value $.0001 per share; 50,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	187,752	156,433
Accumulated deficit	(182,782)	(157,454)
Total shareholders’ equity (deficit)	4,978	(1,013)
Total liabilities and shareholders’ equity (deficit)	$14,373	$17,035

See accompanying notes to consolidated financial statements.

REAL GOODS SOLAR, INC.

Consolidated Statements of Operations

	For the years ended December 31,
(in thousands, except per share data)	2016	2015
Net revenue	$17,425	$45,527
Cost of goods sold	15,550	39,091
Gross profit	1,875	6,436
Expenses:
Selling and operations	7,006	13,924
General and administrative	5,250	5,818
Share based compensation	708	784
Restructuring costs	39	247
Litigation	24	2,004
Depreciation and amortization	424	484
Total expenses	13,451	23,261
Loss from continuing operations	(11,576)	(16,825)
Other (expense) income	(21)	386
Interest expense	(2,811)	(487)
Change in fair value of derivative liabilities and loss on debt extinguishment	(11,395)	7,127
Loss before income taxes	(25,803)	(9,799)
Income tax expense	(27)	(9)
Loss from continuing operations, net of tax	(25,830)	(9,808)
Gain (loss) from discontinued operations, net of tax	502	(972)
Net loss	$(25,328)	$(10,780)
Net loss per share:
From continuing operations	$(187.18)	$(700.57)
From discontinued operations	3.64	(69.43)
Net loss per share - basic and diluted	$(183.54)	$(770.00)
Weighted average shares outstanding:
Basic	138	14
Diluted	138	14

See accompanying notes to consolidated financial statements.

REAL GOODS SOLAR, INC.

Consolidated Statement of Changes in Shareholders’ Equity (Deficit)

	Class A Common Stock		Additional	Bus Comb Cons to be	Accumulated	Total Shareholders’ Equity
(in thousands, except share data)	Shares	Amount	Paid - in Capital	Transferred	Deficit	(Deficit)
Balance, January 1, 2015	4,335	$5	$140,124	$1,244	$(146,674)	$(5,301)
Issuance of common stock and other equity changes related to compensation	25		784			784
Proceeds from common stock offerings and warrant exercises, net of costs	11,739	3	15,022			15,025
Establishment of liability related to common stock warrant issuance	—		(12,246)			(12,246)
Adjustment to common stock warrant liability for warrants exercised/extinguished	2,213		7,267			7,267
Related party debt conversion	2,147		4,238			4,238
Business combination consideration	38		1,244	(1,244)		—
Fractional shares issued in connection with reverse split	5					—
Net Loss					(10,780)	(10,780)
Balance, December 31, 2015	20,502	$8	$156,433	$—	$(157,454)	$(1,013)
Issuance of common stock and other equity changes related to compensation			708			708
Proceeds from common stock offering and warrant exercises, net of costs	626,251		5,185			5,185
Fair value of shares issued for convertible note and interest and preferred stock liability converted to common stock	534,875		21,604			21,604
Issuance of common stock related to line of credit	970		167			167
Adjustment to common stock warrant liability for warrants exercised/extinguished	364		103			103
Fractional shares issued in connection with reverse split	189					—
Issuance of warrants in the 2016 note and preferred stock offerings			3,552			3,552
Net Loss					(25,328)	(25,328)
Balance, December 31, 2016	1,183,151	$8	$187,752	$—	$(182,782)	$4,978

See accompanying notes to consolidated financial statements.

REAL GOODS SOLAR, INC.

Consolidated Statements of Cash Flows

	For the years ended December 31,
(in thousands)	2016	2015
Operating activities:
Net loss	$(25,328)	$(10,780)
Gain (loss) from discontinued operations	502	(972)
Loss from continuing operations	(25,830)	(9,808)
Adjustments to reconcile net loss to net cash used in operating activities - continuing operations:
Depreciation	424	484
Amortization of debt discount and issuance costs	2,516	—
Share-based compensation expense	708	784
Change in fair value of derivative liabilities and loss on debt extinguishment	11,395	(7,127)
Loss (gain) on sale of assets	21	(160)
Bad debt expense	26	799
Changes in operating assets and liabilities:
Accounts receivable, net	1,346	3,564
Costs in excess of billings on uncompleted contracts	911	1,995
Inventory, net	549	2,588
Deferred costs on uncompleted contracts	537	1,076
Net investment in sales-type leases and other current assets	97	420
Other non-current assets	(250)	(274)
Accounts payable	(3,217)	(4,721)
Accrued liabilities	22	(738)
Billings in excess of costs on uncompleted contracts	(751)	(1,126)
Deferred revenue and other current liabilities	115	(1,834)
Other liabilities	68	(110)
Net cash used in operating activities - continuing operations	(11,313)	(14,188)
Net cash (used in) provided by operating activities - discontinued operations	(981)	1,230
Net cash used in operating activities	(12,294)	(12,958)
Investing activities:
Purchases of property and equipment	(67)	(26)
Proceeds from sale of property and equipment	17	181
Net cash provided by (used in) investing activities	(50)	155
Financing activities:
Proceeds from exercise of warrants and issuance of common stock, net of costs	5,152	15,025
Proceeds from convertible debt, net of costs and amount held in restricted cash	8,929	—
Proceeds from the issuance of convertible preferred stock, net of costs	2,228	—
Principal borrowings on revolving line of credit	18,094	46,071
Principal payments on revolving line of credit	(19,713)	(49,646)
Net cash provided by financing activities	14,690	11,450
Net increase (decrease) increase in cash	2,346	(1,353)
Cash at beginning of year	594	1,947
Cash at end of year	$2,940	$594
Supplemental cash flow information:
Income taxes paid	$19	$21
Interest paid	$212	$249
Non-cash items
Change in common stock warrant liability in conjunction with exercise/extinguishment of warrants	$133	$7,262
Consideration transferred to Elemental Energy, LLC; released 38 shares of class A common stock	$—	$1,244
Common stock warrant liability recorded in conjunction with equity funding	$—	$12,246
Issuance of Class A common stock to related party for conversion of subordinated debt and accrued interest	$—	$4,238
Transfer from accounts payable to other liabilities for amounts paid by insurance carrier	$1,510	$—
Transfer of accounts payable to vendor line of credit	$1,675	$—
Payment on line of credit in Class A common stock	$167	$—
Debt discount arising from warrants issued in conjunction with 2016 Note Offering	$20	$—
Interest paid with common stock	$337	$—
Embedded derivative liability with 2016 Note Offering	$45	$—
Accrued closing costs on the 2016 Note Offering	$25	$—

See accompanying notes to consolidated financial statements.

Notes to consolidated financial statements

1. Principles of Consolidation, Organization and Nature of Operations

Real Goods Solar, Inc. (“RGS” or the “Company”) is a residential and commercial solar energy engineering, procurement, and construction firm.

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

Reverse Stock Splits

The Company reports all share and per share amounts reflecting the most recent reverse stock split.

Discontinued Operations

During 2014, the Company committed to a plan to sell certain contracts and rights comprised of the Company’s large commercial installations business, otherwise known as the Company’s former Commercial segment. At the same time, the Company determined not to enter into further large commercial installation contracts in the mainland United States. Most contracts in process at December 31, 2014 were substantially completed during 2015 and remaining work was completed in 2016. The Company now reports this business as a discontinued operation, separate from the Company’s continuing operations. The following discussion and analysis of financial condition and results of operations is for the Company’s continuing operations, unless indicated otherwise.

Liquidity and Financial Resources Update

We have experienced recurring operating losses and negative cash flow from operations in recent years. Because of these losses, we did not pay vendors on a timely basis and, accordingly, experienced difficulties obtaining credit terms from our equipment suppliers that limited our ability to convert our backlog in an expeditious manner, which resulted in customer cancellations of contracts.

Starting with the fourth quarter of 2014, we implemented measures to reduce our cash outflow for operations such that the required level of sales to achieve break-even results was reduced. These measures included (i) exiting the large commercial segment which was operating at both an operating and cash flow loss, (ii) reducing staffing levels, (iii) raising prices for our products and (iv) efforts to enhance accounts receivable collections and optimize inventory levels. Net cash outflow for 2016 from continuing operations of $12.0 million, which includes $4.0 million for reduction in vendor accounts payable, is an improvement from 2015’s net cash outflow from continuing operations.

To execute our revenue growth strategy and reduce our payables and indebtedness, during 2016 the Company obtained additional financial capital through the following transactions:

•	On April 1, 2016, the Company issued $10.0 million of Senior Secured Convertible Notes due April 1, 2019 (each, a “Note”) and Series G warrants to purchase 9,710 shares of our Class A common stock, raising net proceeds of approximately $9.1 million (the “2016 Note Offering”),”) of which the Company has received net proceeds of $8.9 million in unrestricted cash as of December 31, 2016.

•	On September 14, 2016, the Company issued $2.8 million of Series A 12.5% Mandatorily Convertible Preferred Stock and Series H warrants exercisable into 16,970 shares of our Class A common stock. The Company received, after offering costs, $2.2 million in cash, and received $1.6 million from the exercise of Series H warrants into 9,515 shares of our Class A common stock on September 30, 2016. As of December 31, 2016, all of the convertible preferred stock had been converted into Class A common stock.

•	On December 13, 2016, the Company issued $4.1 million of Class A common stock and Series I warrants exercisable into 616,667 shares of Class A common stock. The Company received, after offering costs, $3.6 million in cash.

Further, in 2017, the Company had the opportunity to raise additional capital under the current full-shelf registration.

•	On February 6, 2017, the Company issued $11.5 million of Class A common stock, and Series K warrants exercisable into 3,710,000 shares of our Class A common stock and Series L warrants exercisable into 1,613,080 shares of our Class A common stock. The Company received, after offering costs, $10.6 million in cash at closing.

•	On February 9, 2017, the Company issued $6.0 million of Class A common stock, and Series M warrants exercisable into 1,800,000 shares of our Class A common stock, and Series N warrants exercisable into 750,000 shares of our Class A common stock. The Company received, after offering costs, $5.5 million in cash at closing.

The Company has used the proceeds from the additional financial capital to reduce accounts payable, purchase materials to convert its backlog to revenue, begin to execute its growth strategy and for other corporate purposes.

The Company has prepared its business plan for the ensuing twelve months, and as described below, believes it has sufficient financial resources to operate for the ensuing 12-month period. The Company’s objectives in preparing this plan include expanding the size of the Company’s sales and construction organizations to generate gross margin that is more than its reduced fixed operating cost infrastructure and thereby reducing the Company’s present operating losses in order to return the Company to profitable operations in the future. Elements of this plan include, among others, (i) realizing operating costs savings from reductions in staff, of which substantially all non-sales and construction staff reductions had been realized as of December 31, 2016, (ii) the positive impact of the strategic decision to exit the large commercial segment which operated at both a substantial cash and operating loss, (iii) hiring and training additional field and e-sales force personnel to grow sales, (iv) optimizing the Company’s construction capability through authorized third-party integrators to realize the revenue from installation of the Company’s backlog and minimize the impact on gross margin of idle construction crew time, (v) changing the mix of marketing expenditures to achieve a lower cost of acquisition than that employed in prior periods, (vi) realizing the benefits of new vendor terms negotiated by the Company that reduce the cost of materials acquired by the Company, and (vii) increasing sales and installations with small commercial customers. The Company believes that because of (i) the additional financial capital realized during 2016 and 2017, as described above, and (ii) the actions it has already implemented to reduce its fixed operating cost infrastructure and to reduce the cost of materials, the Company has sufficient financial resources to operate for the ensuing 12 months.

2. Significant Accounting Policies

No changes were made to the Company’s significant accounting policies during the year ended December 31, 2016.

Use of Estimates

The preparation of the consolidated financial statements in accordance with GAAP requires the Company to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company bases its estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Significant estimates are used to value warranty liabilities, the fair value of derivative liabilities embedded in complex financial instruments, common stock warrants, and allowance for doubtful accounts. Actual results could differ materially from those estimates.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. The reclassifications did not impact prior period results of operations, cash flows, total assets, total liabilities or total equity.

Cash

Cash represents demand deposit accounts with financial institutions that are denominated in U.S. dollars.

Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company makes estimates of the collectability of its accounts receivable by analyzing historical bad debts, specific customer creditworthiness and current economic trends. The allowance for doubtful accounts was $0.6 million and $1.2 million at December 31, 2016 and 2015, respectively.

Inventory

Inventory consists primarily of solar energy system components (such as solar panels and inverters) located at Company warehouses and is stated at the lower of cost (first-in, first-out method) or market. The Company provides an allowance for slow moving and obsolete inventory items based on an estimate of the markdown to the retail price required to sell or dispose of such items. The Company has an allowance for obsolete or slow moving inventory of $0.5 million and $0.3 million at December 31, 2016 and 2015, respectively.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation of property and equipment is computed on the straight-line method over estimated useful lives, generally three to twenty years. RGS amortizes leasehold and building improvements over the shorter of the estimated useful lives of the assets or the remaining term of the lease or remaining life of the building, respectively.

Goodwill and Purchased Intangibles

The Company reviews goodwill and indefinite-lived intangible assets for impairment annually during the second quarter, or more frequently if a triggering event occurs between impairment testing dates.

Intangible assets arising from business combinations, such as acquired customer contracts and relationships (collectively, “customer relationships”), trademarks, and non-compete agreements are initially recorded at fair value. Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired in a business combination.

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

Fair value of the reporting unit under the two-step assessment is determined using a discounted cash flow analysis. The use of present value techniques requires us to make estimates and judgments about the Company’s future cash flows. These cash flow forecasts will be based on assumptions that are consistent with the plans and estimates the Company uses to manage its business. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment at many points during the analysis. Application of alternative assumptions and definitions could yield significantly different results.

Intangible assets with finite useful lives are amortized over their respective estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

Revenue Recognition

For sales of solar energy systems and components of less than 100 kilowatts (kW), “residential and small commercial customers,” the Company recognizes revenue, in accordance with ASC 605-25, Revenue Recognition—Multiple-Element Arrangements, and ASC 605-10-S99, Revenue Recognition—Overall—SEC Materials. Revenue is recognized when (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the sales price is fixed or determinable and (4) collection of the related receivable is reasonably assured. Components comprise of photovoltaic panels and solar energy system mounting hardware. The Company recognizes revenue when it installs a solar energy system, provided all other revenue recognition criteria have been met. Costs incurred on residential installations before the solar energy systems are completed are deferred and included in other current assets as work in progress in the consolidated balance sheet.

For those systems of 100kW or greater, “commercial customers,” the Company recognizes revenue according to ASC 605-35, Revenue Recognition—Construction-Type and Production Type Contracts. Revenue is recognized on a percentage-of-completion basis, based on the ratio of costs incurred to date to total projected costs. Provisions are made for the full amount of any anticipated losses on a contract-by-contract basis.

The assets “Costs in excess of billings on uncompleted contracts” and “Deferred costs on uncompleted contracts” represent costs incurred plus estimated earnings in excess of amounts billed on percentage-of-completion method contracts and costs incurred but deferred until recognition of the related contract revenue on completed-method contracts, respectively. The liability “Billings in excess of costs on uncompleted contracts” represents billings in excess of related costs and earned profit on percentage-of-completion method contracts. The Company invoices large installation customers according to milestones defined in their respective contracts. The prerequisite for billing is the completion of an application and certificate of payment form as per the contract, which is done after each month end. Unbilled receivables were included in discontinued operations at December 31, 2016 and 2015.

Deferred revenue consists of solar energy system installation fees billed to customers for projects which are not completed as of the balance sheet date.

Share-Based Compensation

RGS recognizes compensation expense for share-based awards based on the estimated fair value of the award on the date of grant. The Company measures compensation cost at the grant date fair value of the award and recognizes compensation expense based on the probable attainment of a specified performance condition or over a service period. The Company uses the Black-Scholes option valuation model to estimate the fair value for purposes of accounting and disclosures. In estimating this fair value, certain assumptions are used (see Note 10. Share-Based Compensation), including the expected life of the option, risk-free interest rate, dividend yield, volatility and forfeiture rate. The use of different estimates for any one of these assumptions could have a material impact on the amount of reported compensation expense.

Income Taxes

The Company recognizes income taxes under the asset and liability method. Deferred income taxes are recognized based on temporary differences between financial reporting and income tax basis of assets and liabilities, using current enacted income tax rates and regulations. These differences will result in taxable income or deductions in future years when the reported amount of the asset or liability is recovered or settled, respectively. Considerable judgment is required in determining when these events may occur and whether recovery of an asset is more likely than not. RGS has significant net operating loss carry-forwards and evaluates at the end of each reporting period whether it expects it is more likely than not that the deferred tax assets will be fully recoverable and provides a tax valuation allowance as necessary.

Warranties

The Company warrants solar energy systems sold to customers for up to 10 years against defects in material or installation workmanship. The manufacturers’ warranties on the solar energy system components, which are typically passed through to the customers, typically have product warranty periods of 10 years and a limited performance warranty period of 25 years. The Company generally provides for the estimated cost of warranties at the time the related revenue is recognized. The Company also maintains specific warranty liabilities for large commercial customers included in discontinued operations. The Company assesses the accrued warranty reserve regularly and adjusts the amounts as necessary based on actual experience and changes in future estimates.

Net Loss per Share

RGS computes net loss per share by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. Diluted net loss per share reflects the potential dilution that could occur if options or warrants to issue shares of the Company’s Class A common stock were exercised. Common share equivalents of 843,163 and 2,678 shares have been omitted from net loss per share for 2016 and 2015, respectively, as they are anti-dilutive.

The following table sets forth the computation of basic and diluted net income (loss) per share:

	For the Years Ended December 31,
(In thousands, except per share data)	2016	2015
Numerator for basic and diluted net loss per share	$(25,328)	$(10,780)
Denominator:
Weighted average shares for basic net loss per share	138	14
Effect of dilutive securities:
Weighted average of common stock, stock options and warrants	—	—
Denominators for diluted net loss per share	138	14
Net loss per share—basic and diluted	$(183.54)	$(770.00)

Concentration of Risk

The Company did not have any customer who accounted for more than 10% of total accounts receivable as of December 31, 2016 and 2015, nor did it have any customer representing over 10% of sales during 2016 or 2015.

During the first quarter of 2016, the Company entered into a supply agreement with its line-of-credit lender whereby certain identified materials were to be purchased through the lender’s distribution business.  As a result, approximately 90% of purchases were purchased from this distributor during 2016.  During January 2017, the line-of-credit was repaid in full and terminated along with the supply agreement.  During 2015, the Company purchased approximately 50% of the major components for its solar installations from three suppliers.

Segment Information

Operating segments are defined as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the executive team. Based on the financial information presented to and reviewed by the chief operating decision maker in deciding how to allocate the resources and in assessing the performance of the Company, the Company has determined that it has three reporting segments: residential solar installations, Sunetric installations, and corporate expenses (“other segment”).

Derivative Liabilities

The Company accounts for complex financial instruments including convertible notes, convertible preferred stock, and warrants under ASC 815 and ASC 480.  The Company utilizes third party appraisers to determine the fair value of derivative liabilities embedded in complex financial instruments. Certain of the Company’s warrants are accounted for as liabilities due to provisions either allowing the warrant holder to request redemption, at the intrinsic value of the warrant, upon a change of control and/or providing for an adjustment to the number of shares of the Company’s Class A common stock underlying the warrants and the exercise price in connection with dilutive future funding transactions. The Company classifies these derivative liabilities on the Consolidated Balance Sheet as current and long term liabilities, which are revalued at each balance sheet date subsequent to their initial issuance.

For financial instruments accounted for as liabilities, the Company defers and amortizes to operations costs incurred including the initial fair value of warrants issued and derivative liabilities. The issuance costs of financial instruments accounted for as equity are charged to additional paid in capital.

The extinguishment of financial instruments accounted for as debt that are extinguished by issuance of common stock are recorded at the fair value of common stock issued at the date of issuance, with any difference from the carrying value of the liability recorded as a loss on debt extinguishment.

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

Residential Leases

To determine lease classification, the Company evaluates lease terms to determine whether there is a transfer of ownership or bargain purchase option at the end of the lease, whether the lease term is greater than 75% of the useful life, or whether the present value of minimum lease payments exceed 90% of the fair value at lease inception. All of the Company’s leased systems are treated as sales-type leases under GAAP accounting policies.

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

For systems classified as sales-type leases, the net present value of the minimum lease payments, net of executory costs, is recognized as revenue when the lease is placed in service. This net present value as well as the net present value of the residual value of the lease at termination are recorded as other assets in the Consolidated Balance Sheet. The difference between the initial net amounts and the gross amounts are amortized to revenue over the lease term using the interest method. The residual values of the Company’s solar energy systems are determined at the inception of the lease applying an estimated system fair value at the end of the lease term.

RGS considers the credit risk profile for its lease customers to be homogeneous due to the criteria the Company uses to approve customers for its residential leasing program, which among other things, requires a minimum “fair” FICO credit quality. Accordingly, the Company does not regularly categorize its financing receivables by credit risk.

Recently Issued Accounting Standards

ASU 2017-04

On January 26, 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2017-04 (“ASU 2017-04”), Intangibles – Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment, which was issued to simplify the accounting for goodwill impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance remains largely unchanged. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed after January 1, 2017, and the Company is assessing the impact of ASU 2017-04 on its consolidated financial statements.

ASU 2016-20

On December 21, 2016, the FASB issued Accounting Standards Update No. 2016-20 (“ASU 2016-20”), Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. This ASU provides technical corrections and improvements to Topic 606. This ASU is effective for the Company on January 1, 2018, which coincides with the effective date of ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The Company is assessing the impact on its consolidated financial statements.

ASU 2016-18

On November 17, 2016, the FASB issued Accounting Standards Update No. 2016-18 (“ASU 2016-18”), Statement of Cash Flows: Restricted Cash, which was issued to address the diversity that currently exists in the classification and presentation of changes in restricted cash on the statement of cash flows. This ASU requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts general described as restricted cash and restricted cash equivalents. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods therein. Early adoption is permitted and the Company is assessing the impact of ASU 2016-18 on its consolidated statements of cash flows.

ASU 2016-15

On August 26, 2016, the FASB issued Accounting Standards Update No. 2016-15 (“ASU 2016-15”), Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments, which was issued to provide clarification on how certain cash receipts and cash payments are reported in the statement of cash flows. This ASU addresses eight specific cash flow issues in an effort to reduce existing diversity between companies. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods therein. Early adoption is permitted and the Company is assessing the impact of ASU 2016-15 on its consolidated statements of cash flows.

ASU 2016-09

On March 30, 2016, the FASB issued Accounting Standards Update 2016-09 (“ASU 2016-09”), Simplifying Employee Share-Based Payment Accounting, which was issued to simplify some of the accounting guidance for share-based compensation. Among the areas impacted by the amendments in this ASU is the accounting for income taxes related to share-based payments, accounting for forfeitures, classification of awards as equity or liabilities, and classification on the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. The Company expects to adopt this ASU on January 1, 2017. The Company is evaluating the impact that the adoption of ASU 2016-09 will have on its consolidated financial position, results of operations and cash flows.

ASU 2016-02

On February 25, 2016, the FASB issued Accounting Standards Update No. 2016-02 (“ASU 2016-02”), Leases (Topic 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods therein. The Company currently expects that upon adoption of ASU 2016-02, lease liabilities will be recognized in the balance sheet in amounts that will be material.

ASU 2015-05

On April 15, 2015, the FASB issued Accounting Standards Update No. 2015-05 (“ASU 2015-05”), Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which provides guidance to customers about whether a cloud computing arrangement includes a software license. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods therein. The Company has adopted this ASU using a prospective approach. It did not have a material impact on its consolidated financial position, results of operations or cash flows.

ASU 2015-03

On April 7, 2015, the FASB issued Accounting Standards Update No. 2015-03 (“ASU 2015-03”), Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. For public business entities, the standard is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The new standard is applied on a retrospective basis. The Company has adopted ASU 2015-03 and the convertible debt under the Notes is presented net of discount and issuance costs on its consolidated balance sheet.

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

The amendments in ASU 2014-15 are effective for the Company for annual periods ending after December 15, 2016, with early application permitted for unissued financial statements. The Company has adopted this ASU, and has determined there is no impact on its consolidated financial statements.

ASU 2014-09

On May 28, 2014, the FASB issued Accounting Standards Update No. 2014-09 (“ASU 2014-09”), which created Topic 606, Revenue From Contracts With Customers. This standard outlines a single comprehensive model for companies to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that revenue is recognized when a customer obtains control of a good or service. A customer obtains control when it has the ability to direct the use of and obtain the benefits from the good or service. Transfer of control is not the same as transfer of risks and rewards, as it is considered in current guidance.

In August 2015, the FASB issued ASU 2015-14 which defers the effective date of ASU 2014-09 one year. ASU 2014-09, as deferred by ASU 2015-14, will be effective for the first interim period within annual reporting periods beginning after December 15, 2017, using either of two methods: (a) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (b) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined in ASU 2014-09. The Company has implemented a plan that will involve internal meetings to review the new standard, and determine which transition method to utilize. This plan is expected to be executed during the 2nd quarter of 2017.

3. Property and Equipment

Property and equipment, stated at lower of cost or estimated fair value, consists of the following as of December 31:

(in thousands)	2016	2015
Buildings and leasehold improvements	195	142
Furniture, fixtures and equipment	1,369	1,334
Computers and software	1,491	1,547
Vehicles and machinery	707	764
	3,762	3,787
Accumulated depreciation and amortization	(3,142)	(2,772)
Total property and equipment, net	$620	$1,015

4. Revolving Line of Credit

On January 19, 2016, the Company entered into a waiver and consent agreement with Silicon Valley Bank (“SVB”) in which it consented to the assignment of the revolving credit facility to Solar Solutions and Distribution, LLC (“Solar Solutions”) and waived any claims against SVB. On January 19, 2016, Solar Solutions acquired the revolving credit facility from SVB. Subsequently on March 30, 2016, the Company entered into an Amended and Restated Loan Agreement with Solar Solutions (the “Loan”) which, among other items, (i) extended the term to March 31, 2017, (ii) allowed for certain eligible inventories to be included in the borrowing base and (iii) required the Company to enter a master supply agreement for a period of two years. Generally, the Loan provides for advances at pre-defined advance rates against inventory and accounts receivable and a variable rate of eligible inventory as defined in the Loan. The maximum amount of the Loan before its termination was $3.0 million (it was automatically reduced to $3.0 million on January 1, 2017 pursuant to the terms of the Loan). Borrowings bore, and accrued interest at the greater of (a) the greater of the prime rate or 4.0%, plus 3.0%, and (b) 7.0%. The amended maturity date for the Loan was March 31, 2017. The line of credit had a facility fee of 2.0% per year of the average daily unused portion of the available line of credit and a loan administration and collateral monitoring labor fee of $4,000 per month.

On May 25, 2016, the Company entered into the First Loan Modification Agreement, effective as of May 19, 2016, with Solar Solutions to amend the Loan to, among other things, (i) reschedule the payment of $167,513.41 due on May 15, 2016 to a date on or before June 3, 2016 and (ii) require the Company to issue to Solar Solutions 969 shares of Class A common stock at a price of $5.76 per share as a payment on the revolving line of credit under the Loan. Furthermore, on August 22, 2016, the Company entered into the Second Loan Modification Agreement, effective as of August 19, 2016, with Solar Solutions to modify the definition of eligible accounts receivable for purposes of the borrowing base calculation, thereby increasing the collateral calculation and availability under the Loan. As of December 31, 2016 and 2015, the Company had a line of credit balance of $0.7 million and $0.8 million with Solar Solutions and SVB, respectively.

As a result of the capital raises in September and in the fourth quarter of 2016, the last time the Company submitted a request to borrow funds from Solar Solutions for working capital was September 28, 2016. Since that time, the line of credit activity included (i) increases for material purchases, (ii) increases for fees as called for in the Loan, and (iii) reductions attributable to the sweep of daily cash receipts. On January 11, 2017, the Company became a creditor of Solar Solutions as the daily sweep of cash receipts exceeded material purchases and fees. On February 6, 2017, the Company issued a 3-day notice of termination, causing the Loan to be terminated as of February 9, 2017. Additionally, the Company had an Exclusive Supply Agreement (“Supply Agreement”) with Solar Solutions which was terminated as of the same date, as the term of the Supply Agreement was coterminous with the Loan.

5. Related Parties

On June 24, 2015, the Company entered into a Conversion Agreement (the “Conversion Agreement”) with Riverside Fund III, L.P. (“Riverside Lender”), an entity affiliated with Riverside (David Belluck, Director of RGS, who is a General Partner of Riverside) Partners, LLC), to convert notes payable with a principal balance of $3.15 million plus accrued interest of $1.1 million into 2,147 shares of the Company’s Class A common stock using a conversion ratio equal to $1,974.00 per share; the closing price of the Class A common stock on June 23, 2015 (the “Conversion”). The Company subsequently issued shares of Class A common stock to Riverside in full satisfaction of the outstanding principal and accrued interest.

6. Commitments and Contingencies

The Company leases office and warehouse space through operating leases. Some of the leases have renewal clauses, which range from one month to five years.

The Company leases vehicles through operating leases for certain field personnel. Leases range up to five years with varying termination dates through August 2020.

The following schedule represents the annual future minimum payments of all leases as of December 31, 2016:

(in thousands)	Future Minimum Lease Payments
2017	$678
2018	393
2019	316
2020	262
2021	266
2022 and thereafter	112
Total minimum lease payments	$2,027

The Company incurred office and warehouse rent expense of $0.8 million and $1.0 million for the years ended December 31, 2016 and 2015, respectively.

The Company is subject to risks and uncertainties in the normal course of business, including legal proceedings; governmental regulation, such as the interpretation of tax and labor laws; and the seasonal nature of its business due to weather-related factors. The Company has accrued for probable and estimable costs incurred with respect to identified risks and uncertainties based upon the facts and circumstances currently available.

From time to time, the Company is involved in legal proceedings that is considered to be in the normal course of business.

The Company received a subpoena from the Securities and Exchange Commission requesting certain information pertaining to the Company’s July 9, 2014 private placement offering of $7.0 million of its class A common stock and warrants (the “2014 PIPE Offering”). The Company established a special committee of the board of directors to review the facts and circumstances surrounding the 2014 PIPE offering and engaged outside counsel to assist it with its review. On May 11, 2016, the Company was advised by the staff of the Securities and Exchange Commission (the “Staff”) that the Staff did not intend to recommend any enforcement action against the Company with respect to the investigation commenced by the Staff in June 2015. The Company incurred $1.5 million of associated legal expenses related to the subpoena. The Company and its legal advisors believe its expenses in responding to the subpoena should be fully paid by its insurance carrier as they are directly related to the 2014 PIPE offering. In March 2016, the insurance carrier agreed to pay amounts it believed to constitute defense costs, while reserving all rights, including the right to recoup all amounts paid. The Company has recorded a long-term liability for amounts advanced by the insurance carrier of $1.5 million as of December 31, 2016.

On November 22, 2016, the Company provided the remaining cash collateral to Argonaut Insurance Company to fully secure the full amount of the $624,000 Final Acceptance Payment and Performance Bond for a large commercial photovoltaic project the Company’s subsidiary Regrid Power, Inc. completed in 2012. As previously disclosed, the customer has raised warranty claims pertaining to the project and the Company currently maintains a specific warranty liability for the project of approximately $200,000. On November 30, 2016, the Company received a letter from the customer in which the customer alleged that the Company has not completed agreed-upon remedial work to remedy alleged deficiencies and notified the Company that the customer intends to perform such remedial work at the Company’s expense using a third-party contractor. The customer also requested that the owner of the project demand the full amount of the performance bond. In addition, the customer demanded an aggregate of approximately $400,000 as liquidated damages under the terms of the project contract. The Company denies these assertions and disputes that the customer is entitled to liquidated damages. The Company plans to avail itself of all defenses and remedies available. The Company estimates that the range of loss related to this warranty claim is from approximately $200,000 to a maximum of approximately $1 million. The Company has recorded a liability for the minimum amount of the range of loss.

7. Convertible Notes and Convertible Preferred Stock

April 2016 Note Offering

On April 1, 2016, the Company entered into a securities purchase agreement for a private placement of $10.0 million units, each consisting of a Note and one Series G warrant to purchase a fraction of one share of Class A common stock. On the same day the Company closed the transaction and issued an aggregate of $10.0 million of Notes and Series G warrants exercisable into 8,299 shares of Class A common stock.

In accordance with relevant accounting guidance for debt with conversion and other options, the Company separately accounts for the liability and equity components of the Notes by allocating the proceeds between the liability component, and equity component over their relative fair values after initially allocating the fair value of the embedded conversion option. The equity component of the Notes and the embedded derivative liability are recognized as a debt discount on the issuance date. The debt discount, is amortized to interest expense using the effective interest method over three years, or the life of the Notes. The Company classifies the embedded derivative liabilities related to the Notes on the Consolidated Balance Sheet as Derivative liabilities, which are revalued at each balance sheet date subsequent to their initial issuance. The Company used a Monte Carlo pricing model to value these derivative liabilities. The Monte Carlo pricing model, which is based, in part, upon unobservable inputs for which there is little or no market data, requires the Company to develop its own assumptions. The Company used 10,000 simulations in the Monte Carlo pricing model to value the embedded derivative in the Notes. If factors change and different assumptions are used, the derivative liability and the change in estimated fair value could be materially different. Changes in the fair value of the embedded derivative are reflected in the consolidated statement of operations as change in fair value of derivative liabilities and loss on debt extinguishment, with an offsetting non-cash entry recorded as an adjustment to the derivative liability.

The following table reflects original assumptions at April 1, 2016 and at December 31, 2016 for embedded derivative liabilities issued in the 2016 Note Offering, closing market price adjusted to reflect the one-for-twenty reverse stock split on June 2, 2016 and one-for-thirty reverse stock split on January 26, 2017:

Date of issuance	Exercise Price	Closing Market Price	Risk-free Rate	Market Price Volatility	Remaining Term (years)	Probability of change in control
Embedded derivative April 2016	Variable	$426.00	0.90%	49.0%	3.0	15.0%
Embedded derivative December 2016	Variable	$ 7.20	1.20%	52.0%	2.25	0.0%

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

By December 31, 2016, $9.6 million of the $10.0 million Notes had been converted into Class A common stock, resulting in a net carrying value after deferred costs and pre-installments of $0.1 million. As the trading price of the Company’s Class A common stock was higher at conversion than the effective conversion price per share to the debt holder, the Company recorded a loss on extinguishment. As of December 31, 2016, the amount recorded as an increase to shareholders’ equity for the April 2016 offering is as follows (in thousands):

Statement of Changes in Shareholders' Equity
Fair value of convertible notes liability & accrued interest converted to common stock	$17,308
Issuance of warrants for convertible notes offering	2,502
Statement of Operations:
Amortization of debt discount and interest expense	(2,321)
Change in fair value of derivative liabilities and loss on debt extinguishment	(8,665)
Increase in shareholders' equity	$8,824

Net proceeds received from convertible notes offering	$8,929

The following table sets forth total interest expense recognized related to the Notes during the 12 months ended December 31, 2016 (in thousands):

Twelve months ended December 31, 2016
Contractual interest expense	$459
Amortization of debt issuance costs	437
Amortization of debt discount	1,425
Total interest expense on Notes	$2,321

September 2016 Convertible Preferred Stock offering

On September 14, 2016, pursuant to the terms of an Underwriting Agreement, the Company sold to the underwriters an aggregate of 2,800 units (representing gross proceeds of $2,800,000) (each, a “Unit”), each Unit consisting of one share of the Company’s Series A 12.5% Mandatorily Convertible Preferred Stock, stated value $1,000 per share (the “Preferred Stock”) and convertible into shares of the Company’s Class A common stock, and one Series H Warrant to purchase approximately 6.0606 shares of Class A common stock. At the closing, the Company issued an aggregate of 2,800 shares of Preferred Stock and Series H warrants exercisable into an aggregate of 16,970 shares of Class A common stock.

In accordance with relevant accounting guidance for instruments with conversion and other options, the Company separately accounts for the liability and equity components of the Units by allocating the proceeds between the liability component, and equity component over their relative fair values. The equity component of the Units was recognized as a debt discount on the issuance date. The debt discount has been fully amortized to expense as of September 30, 2016, since all of the Preferred Stock has been converted to Class A common stock, and is included in Change in fair value of derivative liabilities and loss on debt extinguishment.

In connection with the issuance of the Units, the Company incurred approximately $0.6 million of issuance costs, which primarily consisted of underwriting commissions, legal and other professional fees, and allocated these costs to the preferred stock liability component and the warrant equity component over their relative fair values, and was recorded as a contra account to the debt liability and additional paid-in capital on the balance sheet. The amount allocated to the liability component was fully amortized to expense as of December 31, 2016, since all of the Preferred Stock has been converted to Class A common stock, and is included in Interest expense.

By September 29, 2016, all of the Preferred Stock had been converted to Class A common stock, extinguishing the debt liability component associated with the Preferred Stock. As the trading price of the Company’s Class A stock was higher at conversion than the effective conversion price per share to the Preferred Stock holder, the Company recorded a loss on extinguishment for this 14-day period. As of December 31, 2016, the amount recorded as an increase to shareholders’ equity for the September 14, 2016 offering was equal to the cash received at the closing, net of costs, and upon subsequent exercises of Series H warrants aggregating to $3.8 million.

The convertible preferred stock was recorded as follows (in thousands):

Statement of Changes in Shareholders' Equity
Fair value of preferred stock liability converted to common stock	$4,324
Issuance of warrants for preferred stock offering, net of costs	1,053
Proceeds from warrant exercises	1,570
Statement of Operations:
Amortization of debt discount and interest expense	(304)
Loss on debt extinguishment	(2,831)
Increase in shareholders' equity	$3,812
Cash received from convertible preferred stock and warrants:
Preferred stock, net of costs	$2,242
Warrants, net of costs	1,570
Net proceeds received from preferred stock offering	$3,812

8. Shareholders’ Equity

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

June 2015 Conversion of Debt to Equity

On June 24, 2015, the Company entered into the Conversion Agreement with the Riverside Lender to effect the Conversion. The Company issued to the Riverside Lender, in full satisfaction of the outstanding principal and accrued interest under promissory notes in the aggregate original principal amount of $3.15 million plus accrued interest of $1.1 million, 2,147 shares of the Company’s Class A common stock using a conversion ratio equal to $1,974.00 per share, the closing price on the Class A common stock on June 23, 2015.

To comply with Nasdaq continued listing requirements, at the closing of the Conversion the Company was unable to issue any shares of Class A common stock to the Riverside Lender to the extent the issuance would have resulted in the Riverside Lender (together with its affiliates) holding shares of Class A common stock in excess of 19.99% of the Company’s outstanding shares of common stock immediately after giving effect to the Conversion. As such, the Company issued 1,517 shares on June 25, 2015 and subsequently issued the remaining shares by July 15, 2015.

On August 10, 2015, pursuant to the Conversion Agreement the Company filed a registration statement on Form S-3 to register for resale the shares of Class A common stock issued in the Conversion and any shares of Class A common stock held by the Riverside Lender’s affiliates. The Securities and Exchange Commission declared the registration statement on Form S-3 effective on August 20, 2015.

June 2015 Series A and Series C Warrant Exchange for Common Stock

On June 25, 2015, the Company entered into separate Exchange Agreements (each, an “Exchange Agreement”) with two holders of the Company’s Series A warrants and Series C warrants originally issued in the Company’s February 2015 Offering (each, a “Holder”), pursuant to which the Company agreed to exchange all Series A warrants and Series C warrants for shares of the Company’s Class A common stock. Under terms of the Exchange Agreement, at closing, the Company and the Holders agreed to exchange all Series A warrants and Series C warrants held by the Holders for shares of Class A common stock equal to 115% of the shares of Class A common stock issuable upon exercise of the Series A warrants and Series C warrants (the “Exchange”). The Exchange Agreements prohibited the Company from delivering any shares to a Holder if after such delivery the Holder together with other “attribution parties” collectively would beneficially own in excess of 9.99% of the number of shares of Class A common stock outstanding immediately after giving effect to such exchange. The Company was contractually obligated to issue the shares of Class A common stock issuable in the exchange post-closing at such time and in such amount as requested by each Holder in accordance with the terms of the Exchange Agreement.

On June 30, 2015, the Company closed the transaction contemplated by the Exchange Agreements. On June 30, 2015 one Holder exchanged 122 warrant shares for 141 shares of Class A common stock. Between July 1, 2015 and July 7, 2015, the other Holder exchanged 1,802 warrant shares for 2,073 shares of Class A common stock. In connection with the Exchange Agreement, Company recorded an inducement loss of $0.1 million related to the 15% exchange premium and loss on early extinguishment of debt associated with the common stock warrant liability of $0.4 million.

June 2015 Offering

On June 30, 2015, the Company closed an offering of $5 million of units, each consisting of one share of Class A common stock and one Series F warrant to purchase 30% of one share of Class A common stock (the "June 2015 Offering"). The Company sold the units at an initial purchase price of $2,190.00 per unit with a one-time reset adjustment of (i) the number of shares of Class A common stock, and (ii) the exercise price of the Series F warrants to purchase Class A common stock. On July 9, 2015, as a result of the reset adjustment, the purchase price for the Class A common stock in the June 2015 Offering was reset at $745.92 per share and the exercise price of the Series F warrants was adjusted to $745.92 per share and an additional 4,420 shares of Class A common stock were delivered to June 2015 Offering investors from an escrow established with the Company's transfer agent.

April 2016 Convertible Note Offering

In connection with the issuance of the Notes, the Company issued Series G warrants exercisable into 9,710 shares of Class A common stock. The fair value of the Series G warrants issued was $2.5 million and is recorded in Equity. The following table reflects original assumptions as of April 1, 2016 for Series G warrants issued in the 2016 Note Offering:

	Exercise Price	Closing Market Price	Risk-free Rate	Market Price Volatility	Remaining Term (years)
Series G Warrant	$496.80	$426.00	1.240%	121.21%	5.0

2016 Convertible Preferred Stock offering

In connection with the issuance of the September 14, 2016 units, the Company issued Series H warrants exercisable into 16,970 shares of Class A common stock. The fair value of the Series H warrants issued was $1.1 million, net of costs and is recorded in Equity. The following table reflects original assumptions as of September 14, 2016 for Series H warrants issued in the 2016 Convertible Preferred Stock offering:

	Exercise Price	Closing Market Price	Risk-free Rate	Market Price Volatility	Remaining Term (years)
Series H Warrant	$165.00	$146.40	1.210%	127.60%	5.0

December 2016 Common Stock Offering

On December 13, 2016, the Company closed a $4.07 million offering and sale of units consisting of shares of the Company’s Class A common stock, Series I warrants to purchase shares of Common Stock, and prepaid Series J warrants to purchase shares of Common Stock, pursuant to the Securities Purchase Agreement, dated as of December 8, 2016, by and among the Company and several institutional investors, and to public retail investors. As a result, the Company issued 616,667 shares of Common Stock and Series I warrants to purchase 616,667 shares of Common Stock. The purchase price for a Unit was $6.60. Notwithstanding the Company’s December 8, 2016 press release, the Company did not issue any prepaid Series J warrants in connection with the closing of the offering. The Series I warrants are exercisable upon issuance and will remain exercisable until the fifth anniversary of the date of issuance. The exercise price for the Series I warrants is $10.50, subject to certain adjustments and a reset. The Company received net proceeds of approximately $3.6 million at the closing, after deducting commissions to the placement agents and estimated offering expenses payable by the Company associated with the offering.

February 2017 Offerings

On February 6, 2017, the Company closed a $11.5 million offering and sale of (a) units, “February 6 Primary Units,” each consisting of one share of the Company’s Class A common stock, and a Series K warrant to purchase one share of Class A common stock, and (b) units, “February 6 Alternative Units,” each consisting of a prepaid Series L warrant to purchase one share of Common Stock, and a Series K warrant pursuant to the Securities Purchase Agreement, dated as of February 1, 2017, by and among the Company and several institutional investors, and to public retail investors. As a result, the Company issued 2,096,920 February 6 Primary Units, 1,613,080 February 6 Alternative Units, 2,096,920 shares of Class A common stock, Series K warrants to purchase 3,710,000 shares of Class A common stock, and Series L warrants to purchase 1,613,080 shares of Class A common stock. The purchase price for a February 6 Primary Unit was $3.10 and the purchase price for a February 6 Alternative Unit was $3.09. The Company received net proceeds of approximately $10.5 million at the closing, after deducting commissions to the placement agents and estimated offering expenses payable by the Company associated with the offering.

On February 9, 2017, the Company closed a $6 million offering and sale of (a) units, “February 9 Primary Units,” each consisting of one share of the Company’s Class A common stock, and a Series M warrant to purchase 75% of one share of Class A common stock, and (b) units, “February 9 Alternative Units,” each consisting of a prepaid Series N warrant to purchase one share of Class A common stock, and a Series M warrant, pursuant to the Securities Purchase Agreement, dated as of February 7, 2017, by and among the Company and several institutional and accredited investors. As a result, the Company issued 1,650,000 February 9 Primary Units, 750,000 February 9 Alternative Units, 1,650,000 shares of Common Stock as part of the February 9 Primary Units, Series M warrants to purchase 1,800,000 shares of Class A common stock, and Series N warrants to purchase 750,000 shares of Class A common stock. The purchase price for a February 9 Primary Unit was $2.50 and the purchase price for a February 9 Alternative Unit was $2.49. The Company received net proceeds of approximately $5.5 million at the closing, after deducting commissions to the placement agents and estimated offering expenses payable by the Company associated with the offering.

Employee Option Exercises, Warrant Exercises and Common Stock Reserved for Future Issuances

At December 31, 2016, RGS had the following shares of Class A common stock reserved for future issuance:

Stock options and grants outstanding under incentive plans	205
Common stock warrants outstanding - derivative liability	14,111
Common stock warrants outstanding - equity security	668,582
Total shares reserved for future issuance	682,898

9. Fair Value Measurements

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

The following tables summarize the basis used to measure certain financial assets and liabilities at fair value on a recurring basis in the consolidated balance sheets:

Balance at December 31, 2016 (in thousands)	Total	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Common stock warrant liability	$137	$—	$—	$137
Embedded derivative liability	46	—	—	46
Total fair value	$183	$—	$—	$183

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

The following table shows the reconciliation from the beginning to the ending balance for the Company’s common stock warrant liability measured at fair value on a recurring basis using significant unobservable inputs (i.e. Level 3) for the year ended December 31, 2016:

(in thousands)	Fair Value Measurements Using Significant Unobservable Inputs
Fair value of derivative liabilities at December 31, 2015	$338
Change in the fair value of derivative liabilities, net	(98)
Adjustment for warrants exercised/extinguished	(103)
Adjustments for extinguished preferred stock	2,617
Issuance of Notes containing embedded derivative	(2,571)
Fair value of derivative liabilities at December 31, 2016	$183

10. Share-Based Compensation

 At December 31, 2016, the Company’s 2008 Long-Term Incentive Plan provided that an aggregate of 52,536 shares of its Class A common stock may be awarded under the plan. Both nonqualified stock options and incentive stock options may be issued under the provisions of the 2008 Long Term Incentive Plan. Employees, members of the Board of Directors, consultants, service providers and advisors are eligible to participate in the 2008 Long-Term Incentive Plan, which terminates upon the earlier of a board resolution terminating the 2008 Long-Term Incentive Plan or ten years after the effective date of the 2008 Long-Term Incentive Plan. All outstanding options are nonqualified and are generally granted with an exercise price equal to the closing market price of the Company’s stock on the date of the grant. Options vest based on service conditions, performance (attainment of a certain amount of pre-tax income for a given year), or some combination thereof. Grants typically expire seven years from the date of grant.

The determination of the estimated fair value of share-based payment awards on the date of grant using the Black-Scholes option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. Expected volatilities are based on a value calculated using the combination of historical volatility of comparable public companies in RGS’ industry and its stock price volatility since the Company’s initial public offering. Expected life is based on the specific vesting terms of the option and anticipated changes to market value and expected employee exercise behavior. The risk-free interest rate used in the option valuation model is based on U.S. Treasury zero-coupon securities with remaining terms similar to the expected term on the options. RGS does not anticipate paying any cash dividends on its Class A common stock in the foreseeable future and, therefore, an expected dividend yield of zero is used in the option valuation model. RGS is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. RGS primarily uses plan life-to-date forfeiture experience rate to estimate option forfeitures and records share-based compensation expense only for those awards that are expected to vest.

The following are the variables used in the Black-Scholes option pricing model to determine the estimated grant date fair value for options granted under the Company’s incentive plans for each of the years presented:

	2016	2015
Expected volatility	—%	109% - 174%
Weighted-average volatility	—%	155%
Expected dividends	— %	—%
Expected term (in years)	—	3.5 - 4.5
Risk-free rate	—%	1.41% - 1.84%

The table below presents a summary of the Company’s option activity as of December 31, 2016 and changes during the years then ended:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value
Outstanding at January 1, 2015	238	$29,280.00	5.0	$—
Granted	167	2,340.00
Exercised	—	—
Forfeited or expired	(160)	19,608.00
Outstanding at December 31, 2015	245	$15,144.00	5.0	$—
Exercisable at December 31, 2015	57	$19,446.00	5.0	$—
Granted	—	—
Exercised	—	—
Forfeited or expired	(40)	4,814.70
Outstanding at December 31, 2016	205	$15,195.77	3.5	$—
Exercisable at December 31, 2016	153	$15,879.77	3.5	$—

The total fair value of shares vested was approximately $1,000 and $780,000 during the years ended December 31, 2016 and 2015, respectively. The Company’s share-based compensation cost charged against income for continuing operations was approximately $0.7 million and $0.8 million during the years 2016 and 2015, respectively. As of December 31, 2016, there was $0.2 million of unrecognized cost related to non-vested shared-based compensation arrangements granted under the plans. The Company expects that cost to be recognized over the next fiscal year.

11. Income Taxes

The Company’s provision for income tax expense (benefit) is comprised of the following:

	Years ended December 31,
(in thousands)	2016	2015
Current:
Federal	$—	$—
State	27	9
	27	9
Deferred:
Federal	—	—
State	—	—
	—	—
Total	$27	$9

Variations from the federal statutory rate are as follows:

	Years ended December 31,
(in thousands)	2016	2015
Expected federal income tax expense (benefit) at statutory rate of 35%	$(8,845)	$(3,769)
Effect of permanent other differences	4,755	(2,031)
Effect of valuation allowance	(1,665)	7,576
Other	6,173	(906)
State income tax expense (benefit), net of federal benefit	(391)	(861)
	$27	$9

Deferred income taxes reflect net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the net accumulated deferred income tax assets shown on a gross basis as of December 31, 2016 and 2015 are as follows:

(in thousands)	2016	2015
Deferred tax assets (liabilities)
Current:
Provision for doubtful accounts	$220	$442
Inventory-related expense	209	211
Accrued liabilities	739	1,170
Other	863	1,686
Total current deferred tax assets	2,031	3,509
Non-current
Depreciation and amortization	3,535	4,069
Net operating loss carry-forwards	46,427	46,055
Other	28	54
Total non-current deferred tax assets	49,990	50,178
Valuation allowance	(52,021)	(53,687)
Total net deferred tax assets	$—	$—

At December 31, 2016, RGS had $122.4 million of federal net operating loss carryforwards expiring, if not utilized, beginning in 2020. Additionally, the Company had $109.4 million of state net operating loss carryforwards expiring, it not utilized, beginning in 2020.

Utilization of the net operating loss carry-forwards may be subject to annual limitation under applicable federal and state ownership change limitations and, accordingly, net operating losses may expire before utilization. The Company has not completed a Section 382 analysis through December 2016 and therefore has not determined the impact of any ownership changes, as defined under Section 382 of the Internal Revenue Code has occurred in prior years. Therefore, the net operating loss carryforwards above do not reflect any possible limitations and potential loss attributes to such ownership changes. However, the Company believes that upon completion of a Section 382 analysis, as a result of prior period ownership changes, substantially all of the net operating losses will be subject to limitation.

The Company’s valuation allowance decreased by $1.7 million for the year ended December 31, 2016 as a result of its operating loss for the year. The valuation allowance was determined in accordance with the provisions of ASC 740, Income Taxes, which requires an assessment of both negative and positive evidence when measuring the need for a valuation allowance. Based upon the available objective evidence and the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets will not be realized. At December 31, 2016, the Company has a valuation allowance against its deferred tax assets net of the expected taxable income from the reversal of its deferred tax liabilities.

The Company is required, under the terms of its tax sharing agreement with Gaia, to distribute to Gaia the tax effect of certain tax loss carryforwards as utilized by the Company in preparing its federal, state and local income tax returns. At December 31, 2016, utilizing an income tax rate of 35%, the Company estimates that the maximum amount of such distributions to Gaia could aggregate $1.6 million.

12. Segment Information

Financial information for the Company’s segments and a reconciliation of the total of the reportable segments’ income (loss) from operations (measures of profit or loss) to the Company’s consolidated net loss are as follows:

(in thousands)	2016	2015
Net revenue:
Residential	$13,275	$30,205
Sunetric	4,150	15,322
Other	—	—
Consolidated net revenue	17,425	45,527
Income (loss) from operations:
Residential	(3,386)	(6,223)
Sunetric	(1,667)	(197)
Other	(6,523)	(10,405)
Consolidated loss from continuing operations	(11,576)	(16,825)
Reconciliation of consolidated loss from operations to consolidated net loss:
Other income (expense)	(21)	386
Interest expense	(2,811)	(487)
Change in fair value of derivative liabilities and loss on extinguishment	(11,395)	7,127
Income tax expense	(27)	(9)
(Loss)/gain from discontinued operations, net of tax	502	(972)
Net loss	$(25,328)	$(10,780)

The following is a reconciliation of reportable segments’ assets to the Company’s consolidated total assets. The Other segment includes certain unallocated corporate amounts.

(in thousands)	2016	2015
Total assets – continuing operations:
Residential	$7,159	$9,229
Sunetric	1,196	3,041
Other	3,857	1,034
	$12,212	$13,304
Total assets – discontinued operations:
Commercial	2,161	3,731
	$14,373	$17,035

13. Discontinued Operations

On September 30, 2014, the Company committed to a plan to sell certain net assets and rights comprising its large commercial installations business, otherwise known as its former Commercial segment, and focus its efforts and resources on its Residential and Sunetric segments. This represented a strategic shift that had a major effect on the Company’s operations and financial results.

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

The following is a reconciliation of the major line items constituting pretax loss of discontinued operations to the after-tax loss of discontinued operations that are presented in the condensed consolidated statements of operations as indicated:

	Years ended December 31,
(in thousands)	2016	2015
Major line items constituting pretax loss of discontinued operations:
Net revenue	$394	$939
Cost of goods sold	(90)	1,061
Expenses:
Selling and operating	(75)	644
General and administrative	25	119
Restructuring costs	—	31
Depreciation and amortization	—	56
Goodwill and other asset impairments	—	—
Pretax (loss) gain of discontinued operations	$534	$(972)
Income tax benefit	32	—
(Loss) gain on discontinued operations	$502	$(972)

The following is a reconciliation of the carrying amounts of major classes of assets and liabilities of the discontinued operations to the total assets and liabilities of the discontinued operations presented separately in the condensed consolidated balance sheets as indicated:

(in thousands)	December 31, 2016	December 31, 2015
Carrying amounts of major classes of assets included as part of discontinued operations:
Current assets:
Accounts receivable, net	$536	$1,560
Costs in excess of billings on uncompleted contracts	207	1,105
Inventory, net	37	112
Deferred costs on uncompleted contracts	—	—
Other current assets	129	76
Total major classes of current assets of the discontinued operations	909	2,853
Noncurrent assets:
Property and equipment, net	—	—
Other noncurrent assets	1,252	878
Total noncurrent assets of discontinued operations	1,252	878
Total assets of the discontinued operations in the balance sheet	$2,161	$3,731
Carrying amounts of major classes of liabilities included as part of discontinued operations:
Current liabilities:
Accounts payable	285	1,978
Accrued liabilities	1,059	2,394
Billings in excess of costs on uncompleted contracts	—	—
Deferred revenue and other current liabilities	113	138
Total current liabilities of discontinued operations	1,457	4,510
Noncurrent liabilities:
Other liabilities	225	225
Total major classes of noncurrent liabilities of the discontinued operations	225	225
Total liabilities of the discontinued operations in the balance sheet	$1,682	$4,735

14. Subsequent Events

On January 25, 2017 at 11:59 pm Eastern Time, the Company consummated a reverse stock split of all outstanding shares of the Company’s Class A common stock, $0.0001, at a ratio of one-for-thirty, whereby thirty shares of Class A common stock were combined into one share of Class A common stock. The accompanying financial statements have been adjusted to reflect the reverse stock split.

As discussed in Note 7, in February 2017 the Company closed on $16.1 million of offerings, net of costs, of Class A common stock and warrants.

As discussed in Note 4, on February 6, 2017, the Company issued a 3-day notice of termination, and, as a result, as of February 9, 2017, the Loan was terminated. Additionally, the Company had an Exclusive Supply Agreement (“Supply Agreement”) with Solar Solutions which was terminated as of the same date, as the term of the Supply Agreement was coterminous with the Loan.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

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

Item 9A.	Controls and Procedures.

Our chief executive officer and principal financial officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation as of December 31, 2016, they have concluded that those disclosure controls and procedures are effective.

As of the last business day of our second fiscal quarter (June 30, 2016), our public float, as calculated in accordance with Rule 12b-2 under the Securities Exchange Act of 1934, as amended (“Rule 12b-2”), was less than $50 million. As such, we are considered a smaller reporting company.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the year ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making the assessment, we used the criteria set forth in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control-Integrated Framework” (commonly referred to as the “2013 COSO” framework). Based on that assessment, our management concluded that, as of December 31, 2016, our internal control over financial reporting is effective based on those criteria.

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

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

DIRECTORS

The following table sets forth the names and ages of our current directors:

Name	Age	Position
David L. Belluck	55	Director and Chairman
Dennis Lacey	63	Director and Chief Executive Officer
Pavel Bouska	62	Director
Ian Bowles	51	Director
John Schaeffer	67	Director
Robert L. Scott	70	Director

Each director serves for a one-year term. Biographical information for each director, including the years in which they began serving as directors and their positions with the Company, are set forth below.

DAVID L. BELLUCK—age 55—Chairman of the Company’s Board of Directors.

Mr. Belluck has served as a director since June 2011. Since 1998, Mr. Belluck has been a General Partner of Riverside Partners, LLC, a Boston-based, private equity investment firm where he has worked for more than 25 years. Mr. Belluck controls Riverside Partners III, LLC, which is the general partner of Riverside Partners III, LP, which is the general partner of Riverside Fund III, LP. Riverside Renewable Energy Investments, LLC (“Riverside”) is a wholly-owned subsidiary of Riverside Fund III, LP. and holds less than 1% of the outstanding shares of our Class A common stock as of March 9, 2017. Mr. Belluck also serves on the boards of directors of Loftware, R&D Altanova, Tegra Medical, Eliassen Group, Bioagilytix, Enovate, Allied Dental and Dominion, and Healthdrive. Previously he served on the board of directors of Rudolph Technologies (NYSE: RTEC). Mr. Belluck is a Vice-Chair of The Alliance for Business Leadership. Mr. Belluck graduated from Harvard Business School with distinction and from Harvard College, magna cum laude.

Our board of directors believes that Mr. Belluck brings significant strategic focus, business development and financial experience from his past business experience with Riverside Partners, LLC.

DENNIS LACEY—age 63—Director and Chief Executive Officer.

Mr. Lacey joined the Company in February 2014 as Senior Vice President Finance and became the President of our Residential Solar Division in April 2014 and our Chief Executive Officer in August 2014. Mr. Lacey also served as our acting Principal Financial Officer from October 2014 to February 2016. He brings to his role as Chief Executive Officer more than 25 years of executive financial management experience. Before joining RGS, Mr. Lacey served as the Chief Financial Officer of Community Enhancement Group REIT, Inc., formed to invest in multi-family properties and acquire REIT status, between May 2012 and February 2014. Between January 2010 and March 2012, Mr. Lacey served as Chief Financial Officer and Vice President of Stream Global Services, a publicly-traded company providing business process outsourcing services. Between September 2006 and December 2009, he was the head of capital markets for Republic Financial Corporation, a private investment firm engaged in aircraft leasing and alternative asset management. Before that, Mr. Lacey held a number of senior executive positions at Imperial Bancorp, a $6 billion publicly-traded commercial bank best known for its high-tech lending practice before it was acquired by Comerica. At Imperial Bancorp, he served as Executive Vice President and Chief Financial Officer, President of the SBA Division, and President of the Equipment Leasing Division. Mr. Lacey also served as President and Chief Executive Officer of Capital Associates, a publicly traded equipment leasing company. He previously served as Chief Financial Officer of two multi-billion dollar publicly-traded companies: TeleTech Holdings, Inc., one of the largest customer experience management companies in the United States, and CKE Restaurants, Inc., an owner, operator and franchisor of popular brands in the quick-service restaurant industry. Earlier in his career, Mr. Lacey was an audit partner at Coopers & Lybrand, an accounting firm.

Our board of directors believes that Mr. Lacey brings significant senior leadership management, operational and financial experience.

PAVEL BOUSKA—age 62—Director.

Mr. Bouska has served as a director since September 2012. Mr. Bouska has been an independent business consultant since 2006. From 2003 to 2006, he was the Chief Executive Officer and served as a director of ionSKY Inc., a wireless Internet service provider. Between 1999 and 2003, Mr. Bouska served as Executive Vice President and Chief Information Officer of Gaia, as Chief Executive Officer of Gaiam Energy Tech, Inc., the renewable energy division of Gaia that later became Real Goods Solar, and as a director of Gaiam.com, Inc., an e-commerce subsidiary of Gaia. In addition, Mr. Bouska served as a director of Gaia between 1991 and 1999. From 1988 to 1999, he served as Chief Information Officer and Vice President, Information Technology of Corporate Express, Inc., a corporate supplier, as it grew from $2.0 million of gross revenues to a Fortune 500 company. From 1985 to 1988 Mr. Bouska worked as project leader at sd&a software company in Munich, Germany. He has experience with organization management and technology deployment in rapidly growing and changing environments, business unit integrations, and mergers and acquisitions. From 2002 to 2012, Mr. Bouska has also served as President and chairman of the Board of Sunshine Fire Protection District in Boulder, Colorado.

Our board of directors believes that Mr. Bouska brings significant senior leadership, strategic focus, business development, and renewable energy experience.

IAN BOWLES —age 51 —Director.

Mr. Bowles has served as a director since December 2013. He is Co-founder and Managing Director of WindSail Capital Group, a Boston-based investment firm providing growth capital to emerging clean energy companies; a position he has held since March 2011. Mr. Bowles is also Senior Director of Albright Stonebridge Group, a global strategy firm based in Washington, DC; a position he has held since February 2011. From January 2007 to January 2011, he served as Secretary of Energy and Environmental Affairs of Massachusetts, during which time he oversaw all aspects of energy and environmental regulation and policy in Massachusetts. Earlier in his career, Mr. Bowles served on the White House staff for President Bill Clinton, holding the posts of Senior Director of Global Environmental Affairs at the National Security Council and Associate Director of the White House Council on Environmental Quality.

Our board of directors believes that Mr. Bowles brings significant strategic focus, regulatory and public policy expertise and financial and industry experience.

JOHN SCHAEFFER—age 67—Director.

Mr. Schaeffer has served as a director since 2008. In 1978, Mr. Schaeffer founded Real Goods Trading Corporation, which he took public through a direct public offering in 1991. Between 1986 and 2008, Mr. Schaeffer served as either President or Chief Executive Officer of Real Goods Trading Corporation, which was acquired by Gaia and eventually spun off to become Real Goods Solar, Inc. through an initial public offering. He served as our Chief Executive Officer from January to November 2008, our President or Residential President thereafter through 2012 and our General Manager, Retail and Distribution from January 2013 to July 2014. Mr. Schaeffer has been continually involved with RGS selling and marketing solar and renewable energy products for more than 37 years. In 1995, Mr. Schaeffer helped create the Solar Living Center in Hopland, California, a state-of-the-art renewable energy and sustainability demonstration center. Mr. Schaeffer has been honored with numerous awards for his environmental business practices, community involvement and his entrepreneurial successes.

As the founder of Real Goods Trading Corporation and based on his extensive experience in the solar and renewable energy industries, our board of directors believes that Mr. Schaeffer brings significant senior leadership, management, operational, brand marketing and industry experience.

ROBERT L. SCOTT—age 70—Director.

Mr. Scott has served as a director since June 2012. Mr. Scott has advised and assisted a number of companies since retiring as a partner from Arthur Andersen, LLP. From May to November 2009, he served as the interim Chief Financial Officer of Square Two Financial (formerly, Collect America), a private consumer debt company, assisting them with financial administration and transition to a permanent Chief Financial Officer. From 2004 to 2008, Mr. Scott assisted Colorado Mountain Development, engaged in retail land sales primarily in Texas, to improve financial reporting and accounting systems and help transition toward the sale and relocation of the business. During 2003 and 2004, Mr. Scott served as a consultant to KRG Capital Partners, LLC, a Denver-based private equity firm, assisting them with due diligence investigations of certain target companies. Mr. Scott joined Arthur Andersen, LLP, a public accounting firm, in 1970 and was admitted as partner in 1981, continuing through his retirement in 2002. Within Arthur Andersen’s Audit & Business Advisory Group, Mr. Scott served clients in numerous life cycle stages and industries including construction, venture capital, energy exploration and development, manufacturing, cable and satellite television, software development, real estate and manufacturing.

Our board of directors believes that Mr. Scott brings exceptional technical skills in accounting, internal controls, taxation, equity compensation, and public company matters.

EXECUTIVE OFFICERS

The following table sets forth the names and ages of our current executive officers:

Name	Age	Position
Dennis Lacey	63	Chief Executive Officer and Director
Alan Fine	63	Principal Financial Officer and Treasurer
Thomas Mannik	54	Principal Accounting Officer and Controller

Our executive officers are appointed annually by our board of directors. Biographical information about Mr. Lacey is included herein under the heading “DIRECTORS.”

ALAN FINE—age 63—Mr. Fine joined the Company in July 2014 as the Director of Commercial Accounting and Finance before he was named Treasurer and Principal Accounting Officer in October 2014. He held this position until February 2016 when he was named as the Principal Financial Officer and General Manager of Operations. The Company eliminated the General Manager of Operations position in February 2016.” Before joining the Company, between August 2011 and June 2014, he served as the Chief Financial Officer and Principal Accounting Officer of Roomlinx, Inc., a public company engaged in in-room guest entertainment systems servicing the hospitality industry. From May 2008 to June 2011, Mr. Fine served as the Chief Financial Officer and Director of Operations for Pearlstine Distributors, a privately held distributor of Anheuser Busch, Samuel Adams, Heineken, New Belgium and other craft beers to the Charleston, South Carolina market. From November 1997 to May 2000, he served as the Vice President of Finance at Colorado Greenhouse, an international producer of hydroponic tomatoes. Before that, Mr. Fine served as the Chief Financial Officer of Gold Coast Beverage Distributors, a beer and water wholesaler serving Southern Florida, from May 1994 to July 1997. Mr. Fine has a Bachelor of Science degree in accounting from Loyola College of Maryland, a Bachelor of Science degree in civil engineering from UMASS, Lowell and is a licensed certified public accountant in Pennsylvania.

THOMAS MANNIK—age 54— Mr. Mannik joined the Company in May 2015 as Controller and also became the Company’s Principal Accounting Officer in February 2016. Before joining the Company, he served as Controller for Connectivity Wireless Solutions, a privately held in-building wireless solutions integrator, from March 2013 to May 2015. From December 2010 to March 2013, Mr. Mannik served as the Chief Financial Officer for Tangelo, a privately held startup developing interactive media technology. Prior to that Mr. Mannik served as Chief Financial Officer for MadisonGrey Fund Services, a privately held startup and award-winning hedge fund administrator, and Controller for EMCORE Corporation, a publicly traded solar and fiber component manufacturing company. Mr. Mannik has a BBA degree in accounting from James Madison University and a Masters of Taxation from the University of Denver, and is a licensed certified public accountant in Colorado.

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

Based solely upon a review of the copies of the forms furnished to us during or with respect to 2016 and the representations of our directors and executive officers that no additional filings were required. The following person failed to file on a timely basis a report required by Section 16(a): Michael J. McCloskey filed one late Form 3 report related to the reporting of securities beneficially owned at the time of his appointment as Chief Administrative Officer and General Counsel.

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

Item 11.	Executive Compensation.

Summary Compensation Table

The following table includes information concerning compensation for each of the last two completed fiscal years for our principal executive officer, and the other named executive officers of our company.

Name and Principal Position	Year	Salary (1)	Option Awards (2)	Totals
Dennis Lacey (3)	2016	$376,442	$—	$376,442
Chief Executive Officer and Director	2015	$354,808	$47,600	$402,408
Alan Fine (4)	2016	$168,846	$—	$168,846
Principal Financial Officer and Treasurer	2015	$158,538	$7,140	$165,678

(1)	(1) The Salary column represents amounts earned during those years and, because of the timing of payments, do not represent amounts paid during those years. The annual base salary rate for Mr. Lacey was $375,000 for 2015 and 2016, and for Mr. Fine, $160,000 for 2015 and $185,000 for 2016. The annual base salary rates for Mr. Lacey was $300,000 and $375,000 for portions of 2015 and $375,000 for all of 2016, and for Mr. Fine, $140,000 and $160,000 for portions of 2015 and $160,000 and $185,000 for portions of 2016.
(2)	The amounts in the Option Awards column reflect the aggregated grant date fair value of awards granted during 2016 and 2015, all of which were computed in accordance with FASB ASC Topic 718. Assumptions used in the calculation of the aggregated grant date fair value for these options are included in Note 10. Share-Based Compensation to our audited financial statements, included in Item 8 of this Annual Report. The terms of the options are described under the Outstanding Equity Awards at Fiscal Year-End Table below. The Company did not grant any option awards to its named executive officers during 2016.
(3)	Mr. Lacey commenced service as our Chief Executive Officer and director on August 18, 2014.
(4)	Mr. Fine commenced service as our Principal Accounting Officer on October 14, 2014 and was named the Principal Financial Officer on February 3, 2016.

Outstanding Equity Awards at Fiscal Year-End

The following table includes certain information with respect to unexercised options previously awarded to our executive officers named above in the Summary Compensation Table and outstanding as of December 31, 2016.

	Option Awards
	Number of Securities Underlying Unexercised Options (1)			Option Exercise	Option Expiration
	Exercisable	Unexercisable		Price (1)	Date (1)
Dennis Lacey	7	6	(2)	$45,120	02/28/2021
	2	3	(3)	$26,520	07/17/2021
	9	16	(4)	$24,720	08/18/2021
	19	15	(5)	$1,428	06/30/2020
Alan Fine	1	1	(6)	$31,800	07/07/2021
	2	1	(7)	$14,760	10/19/2021
	2	3	(8)	$1,428	06/30/2020

(1)	The exercise price of the options is equal to the closing stock market price of our Class A common stock on the date of grant and the options expire seven years from the date of grant except as noted. For further information, see Note 10. Share-Based Compensation to our audited financial statements, included in Item 8 of this Annual Report.
(2)	The options vest over five years, 2% each month commencing on February 28, 2015.
(3)	The options vest over five years, 2% each month commencing on July 17, 2015.
(4)	The options vest over five years, 2% each month commencing on August 8, 2015.
(5)	25% of the options vested immediately upon grant, and the remaining 75% of the options vest over five years, 5% each quarter commencing on June 30, 2015.
(6)	The options vest over five years, 2% each month commencing on July 7, 2015.
(7)	The options vest over five years, 2% each month commencing on October 19, 2015.
(8)	The options vest over five years, 5% each quarter commencing on June 30, 2015.

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

In fiscal 2016, our named executive officers were eligible to receive the same health care coverage that was generally available to our other employees. Our benefit programs include medical, dental and vision insurance, long-term and short-term disability insurance, life and accidental death and dismemberment insurance, health and dependent care flexible spending accounts, business travel insurance, wellness programs (including chiropractic, massage therapy, acupuncture, and fitness classes), relocation/expatriate programs and services, educational assistance, and certain other benefits.

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

Stock Option Grant Timing Practices

Our compensation committee administers and grants awards under our 2008 Long-Term Incentive Plan, and has granted to our chief executive officer the authority to make awards to our employees that do not report directly to the chief executive officer. During fiscal 2016, our chief executive officer, compensation committee and board of directors consistently applied the following guidelines for stock option grant timing practices:

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

Potential Payments Upon Termination or Change-in-Control

Our standard form of stock option agreement provides that option vesting ceases upon termination of employment. A former employee may exercise vested options (i) within 30 days (generally), (ii) within three months (upon retirement at or after normal retirement age) or (iii) within one year (upon termination due to death or disability or (iv)within one year (after a change of control) after termination, but in no event after the expiration term of the applicable option. Additionally, 100% of unvested options immediately vest upon the occurrence of a change of control.

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

Director Compensation Policy

During 2016, directors who were not employees of our company or its affiliates were paid an annual retainer of $20,000 plus fees of $1,000 for each in-person board meeting attended, $200 for each telephonic board meeting attended, $500 for each committee meeting attended and $200 for each telephonic committee meeting attended. Members of each standing committee receive an annual fee of $4,000 and chairpersons of each standing committee receive an annual fee of $10,000.

Director Compensation Table

The following table provides compensation information for the year ended December 31, 2016 for each director who served during 2016 and was compensated for his or her service other than as a named executive officer.

Name	Fees Earned or Paid in Cash
David Belluck	$50,600
Pavel Bouska	$31,400
Ian Bowles	$32,000
John Schaeffer	$25,400
Robert L. Scott	$44,600
Steven Kaufman (1)	$7,000

(1)	Effective April 5, 2016, Mr. Kaufman resigned as a director of the Company.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table summarizes equity compensation plan information for our Class A common stock as of December 31, 2016:

	Number of securities to be issued upon exercise of outstanding options, and rights	Weighted average exercise price of outstanding options, and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	205	$18,035	52,331

BENEFICIAL OWNERSHIP OF SHARES

The following table sets forth information with respect to the beneficial ownership of our Class A common stock as of March 6, 2017 (except as noted) for (i) each person (or group of affiliated persons) who, insofar as we have been able to ascertain, beneficially owned more than 5% of the outstanding shares of our Class A common stock, (ii) each director, (iii) each executive officer named in the Summary Compensation Table above, and (iv) all current directors and executive officers as a group. As of March 6, 2017, there were 7,480,906 shares of our Class A common stock and no shares of our Class B common stock outstanding.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class

		*
Hudson Bay Master Fund, Ltd. (2)	830,288	9.99%
Intracoastal Capital, LLC (3)	518,945	6.49%
Dennis Lacey (4)	44	*
Alan Fine (5)	8	*
Thomas Mannik (6)	8	*
David L. Belluck (7)	2,817	*
Pavel Bouska (8)	14	*
Ian Bowles (9)	16	*
John Schaeffer (10)	9	*
Robert L. Scott (11)	21	*
All directors and executive officers as a group (8 persons) (12)	2,937	*

*	Indicates less than 1% ownership.
(1)	This table is based upon information supplied by officers, directors and principal shareholders directly to the Company or on Schedules 13D and 13G and Forms 3, 4 and 5 filed with the Securities and Exchange Commission. All beneficial ownership is direct and the beneficial owner has sole voting and investment power over the securities beneficially owned unless otherwise noted. Share amounts and percent of class include stock options exercisable and restricted stock vesting within 60 days after March 6, 2017.
(2)

According to a Schedule 13G filed on January 30, 2017 by Hudson Bay Capital Management, L.P., and information available or provided to the Company. Consists of (i) an estimated 4,000 shares of our Class A common stock issuable under the Notes (subject to a 9.99% beneficial ownership limitation; calculated using the “Conversion Price” (as defined in the Notes) floor price of $0.25),); and (ii) upon exercise of 1,763,988 warrants that are currently exercisable (subject to either a 4.99% or 9.99% beneficial ownership limitation), which together represent 9.99% of our outstanding shares of Class A common stock as of March 6, 2017. Does not include additional shares of Class A common stock issuable under the Notes and upon exercise of warrants because the holder does not have the right to receive such shares if the holder, together with certain attribution parties, would beneficially own in excess of 4.99% or 9.99%, as applicable, of the outstanding shares of our Class A common stock. Hudson Bay Capital Management, L.P., the investment manager of Hudson Bay Master Fund Ltd., has voting and investment power over these securities. Sander Gerber is the managing member of Hudson Bay Capital GP LLC, which is the general partner of Hudson Bay Capital Management, L.P. Each of Hudson Bay Master Fund Ltd. and Sander Gerber disclaims beneficial ownership over these securities. The address of Hudson Bay Master Fund Ltd. is c/o Hudson Bay Capital Management LP, 777 Third Avenue, 30th Floor, New York, NY 10017.

(3)	According to a Schedule 13G filed on February 1, 2017 by Intracoastal Capital LLC (“Intracoastal”), Mitchell P. Kopin and Daniel B. Asher and information available or provided to the Company. Consists of an aggregate of (i) 518,945 shares of our Class A common stock issuable upon exercise of warrants that are currently exercisable (subject to a 9.99% beneficial ownership limitation). Does not include additional shares of Class A common stock issuable upon exercise of warrants because the holder does not have the right to receive such shares if the holder, together with certain attribution parties, would beneficially own in excess of 4.99% of the outstanding shares of our Class A common stock. The reporting persons share voting power over the shares and share dispositive power over 518,945 of the shares. Mr. Kopin and Mr. Asher, each of whom are managers of Intracoastal, have shared voting control and investment discretion over the securities held by Intracoastal. As a result, each of Mr. Kopin and Mr. Asher may be deemed to have beneficial ownership (as determined under Section 13(d) of the Exchange Act) of the securities held by Intracoastal. The address of Intracoastal and Mr. Kopin is 245 Palm Trail, Delray Beach, FL 33483. The address of Mr. Asher is 111 W. Jackson Boulevard, Suite 2000, Chicago, IL 60604.
(4)	Consists of 37 shares of our Class A common stock issuable upon exercise of stock options that are currently exercisable and 7 shares of our Class A common stock issuable upon exercise of stock options exercisable within 60 days after March 6, 2017.
(5)	Consists of 5 shares of our Class A common stock issuable upon exercise of stock options that are currently exercisable and 3 shares of our Class A common stock issuable upon exercise of stock options exercisable within 60 days after March 6, 2017.
(6)	Consists of 4 shares of our Class A common stock, 5 shares of our Class A common stock issuable upon exercise of stock options that are currently exercisable, and 3 shares of our Class A common stock issuable upon exercise of stock options exercisable within 60 days after March 6, 2017.
(7)	Consists of 2,800 shares of our Class A common stock beneficially owned by Riverside, 7 shares of our Class A common stock, 8 shares of our Class A common stock issuable upon exercise of stock options that are currently exercisable and 2 shares of our Class A common stock issuable upon exercise of stock options exercisable within 60 days after March 6, 2017. Mr. Belluck is the sole manager of Riverside, and as the sole manager, he may be deemed to beneficially own the securities beneficially owned by Riverside. Mr. Belluck and Riverside share voting and investment power over the securities beneficially owned by Riverside.
(8)	Consists of 4 shares of our Class A common stock, 8 shares of our Class A common stock issuable upon exercise of stock options that are currently exercisable, and 2 shares of our Class A common stock issuable upon exercise of stock options exercisable within 60 days after March 6, 2017.
(9)	Consists of 6 shares of our Class A common stock, 8 shares of our Class A common stock issuable upon exercise of stock options that are currently exercisable, and 2 shares of our Class A common stock issuable upon exercise of stock options exercisable within 60 days after March 6, 2017.
(10)	Consists of 4 shares of our Class A common stock, 4 shares of our Class A common stock issuable upon exercise of stock options that are currently exercisable, and 2 shares of our Class A common stock issuable upon exercise of stock options exercisable within 60 days after March 6, 2017.
(11)	Consists of 11 shares of our Class A common stock, 8 shares of our Class A common stock issuable upon exercise of stock options that are currently exercisable, and 2 shares of our Class A common stock issuable upon exercise of stock options exercisable within 60 days after March 6, 2017.
(12)	Includes Messrs. Lacey, Fine, Belluck, Bouska, Bowles, Schaeffer, and Scott, and Mannik.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Related Party Transactions

The following is a description of certain transactions involving us and persons who are considered “related persons,” as such term is defined in Item 404 of Regulation S-K. Each of the transactions set forth below give effect to the one-for-twenty reverse stock split effective June 1, 2016 and the one-for-thirty reverse stock split effective January 26, 2017.

Transactions with Riverside

We believe Riverside was a “related person” when we entered into the transactions with Riverside described below, but that Riverside is no longer a related person. Until September 2016, Riverside owned a significant portion of our Class A common stock and until June 25, 2015, an affiliate of Riverside was one of our secured creditors. Further, until September 2016, pursuant to the terms of the Shareholders Agreement entered into as of December 19, 2011, Riverside had the right to designate a certain number of individuals for appointment or nomination to our board of directors tied to its ownership of our Class A common stock.

Upon the closing of the Alteris transaction on December 19, 2011, and pursuant to the terms of the Shareholders Agreement entered into as of December 19, 2011 with Riverside, we received commitments from Riverside to loan us up to $3.15 million. Riverside, through Riverside Fund III, L.P., an affiliated entity, funded $3.0 million of its loan commitment on May 4, 2012 and the remaining $150,000 on June 20, 2012.

On June 24, 2015, we entered into a Conversion Agreement with Riverside Fund III, L.P., pursuant to which the full amount of principal and interest payable under the Riverside loans, $4,238,030.42, was converted into a total of 2,147 shares of the Company’s Class A common stock at a price of $1,974 per share at the closing on June 25, 2015. The conversion ratio was determined using the closing market price of our Class A common stock on the date of the Conversion Agreement. The shares of the Company’s Class A common stock issued in the conversion were subsequently registered pursuant to a registration statement on Form S-3, registration No. 333-206271, which became effective August 20, 2015.

Transactions with Hudson Bay

We believe that Hudson Bay Master Fund, Ltd. (“Hudson Bay”) currently is a “related person” as a result of being the beneficial owner of more than 5% of our outstanding Class A common stock. In addition, we believe that Hudson Bay either was a “related person” when we entered into the transactions described below or became a “related person” as a result of such transactions.

On February 9, 2017, we sold an aggregate of $2.7 million of units to Hudson Bay as part of a registered offering of an aggregate amount of $6.0 million of (i) “primary units” consisting of one share of our Class A common stock, and a Series M warrant to purchase 75% of one share of our Class A common stock, and (ii) “alternative units” consisting of a prepaid Series N warrant to purchase one share of our Class A common stock, and a Series M Warrant to purchase 75% of one share of Common Stock (the “February 9, 2017 Offering”). We sold the primary units at an initial purchase price of $2.50 per unit and the alternative units at an initial purchase price of $2.49 per unit. Hudson Bay purchased 500,000 primary units and 600,000 alternative units. As a result of the February 9, 2017 Offering, Hudson Bay received an aggregate of 500,000 shares of our Class A common stock, a Series M warrant to purchase 825,000 shares of our Class A common stock, and a Series N warrant to purchase 600,000 shares of our Class A common stock.

On February 6, 2017, we sold an aggregate of $2.6 million of units to Hudson Bay as part of a public offering of an aggregate amount of $11.5 million of (i) “primary unis” consisting of one share of our Class A common stock, and a Series K warrant to purchase one share of our Class A common stock and (ii) “alternative units” consisting of a prepaid Series L warrant to purchase one share of our Class A common stock, and a Series K Warrant to purchase one share of Common Stock (the “February 6, 2017 Offering”). We sold the primary units at an initial purchase price of $3.10 per unit and the alternative units at an initial purchase price of $3.09 per unit. Hudson Bay purchased 290,323 primary units and 547,146 alternative units. As a result of the February 6, 2017 Offering, Hudson Bay received an aggregate of 290,323 shares of our Class A common stock, a Series K warrant to purchase 837,469 shares of our Class A common stock and a Series L warrant to purchase 547,146 shares of our Class A common stock.

On December 13, 2016, we sold $600,000 of units to Hudson Bay as part of a public offering of an aggregate amount of $4.1 million of units consisting of one share of Class A common stock and one Series I warrant to purchase one share of Class A common stock (the “December 2016 Offering”). We sold the units at an initial purchase price of $6.60 per unit. The exercise price of the Series I warrants is subject to a one-time reset adjustment. If the exercise price in effect on April 1, 2017 is higher than the lowest daily volume weighted average price (as defined in the Series I warrants) of our Class A common stock on any trading day during the month of March 2017, the exercise price is reset to such lower price, but in no event lower than $0.10. As a result of the December 2016 Offering, Hudson Bay received an aggregate of 90,910 shares of our Class A common stock and Series I warrants to purchase 90,910 shares of our Class A common stock.

On September 14, 2016, we sold to underwriters an aggregate of 2,800 units for $2,604,000 in a public offering (the “September 2016 Offering”). Each unit consisted of one share of our Series A 12.5% Mandatorily Convertible Preferred Stock, stated value $1,000 per share, and convertible into shares of our Class A common stock, and one Series H warrant to purchase 181.8181 shares of our Class A common stock. The public offering price for each unit was $1,000 and the underwriters’ discount was $70 per unit. Hudson Bay purchased $600,000 of units from the underwriters. As a result of the September 2016 offering, Hudson Bay received an aggregate of 600 shares of our Series A 12.5% Mandatorily Convertible Preferred Stock and Series H warrants to purchase 3,637 shares of our Class A common stock. On September 29, 2016, all of the shares of our Series A 12.5% Mandatorily Convertible Preferred Stock converted into shares of our Class A common stock. As a result of the conversion, we issued to Hudson Bay an aggregate of 3,637 shares of our Class A common stock.

On September 27, 2016 Hudson Bay exercised 2,803 Series H warrants for $462,501 and received 2,803 shares of our Class A common stock.

On April 1, 2016, we sold $6.0 million in principal amount of Notes and Series G warrants to purchase 4,980 shares of our Class A common stock to Hudson Bay as part of the $10.0 million 2016 Note Offering. As a result of the purchase of the Notes, Hudson Bay became the beneficial owner of up to 9.99% of our outstanding Class A common stock. The Notes bear interest at 8% per annum (or 18% per annum during an event of default). As of March 6, 2017, we have not made any cash payments in satisfaction of principal or accrued interest to Hudson Bay, however we have converted into shares of our Class A common stock, $5,999,000 in principal and $274,395 in accrued interest owed to Hudson Bay. As a result, we have issued an aggregate of 334,303 shares of our Class A common stock to Hudson Bay.

Other Related Persons Party to the 2016 Note Offering

On April 1, 2016, we sold $1.5 million in principal amount of Notes and Series G warrants to purchase a fraction of a shares of our Class A common stock to funds (the “Empery Funds”) controlled by Empery Asset Management, LP (“Empery”) in connection with the 2016 Note Offering. On April 1, 2016, we sold $2.5 million in principal amount of Notes and Series G warrants to purchase a fraction of a shares of our Class A common stock to Alto Opportunity Master Fund, SPC (“Alto”) as part of the 2016 Note Offering. As a result of the purchase of the Notes, each of Empery and Alto became the beneficial owner of more than 5% of our outstanding Class A common stock. The Notes bore interest at 8% per annum (or 18% per annum during an event of default). We have not made any cash payments in satisfaction of principal or accrued interest to either the Empery Funds or Alto. During 2016 and January 2017, we repaid in full all amounts owed to the Empery Funds and Alto under their notes by converting such amounts into shares of our Class A common stock, approximately $1.5 million and $2.5 million in principal, respectively, and approximately $62,000 and $124,000 in accrued interest.

The issuance of shares of Class A common stock pursuant to the terms of the Notes was originally capped (the “Cap”) in accordance with NASDAQ Listing Rule 5635(d) (the “20% Rule”), which required a company whose securities are traded on The NASDAQ Capital Market to obtain shareholder approval before the sale, issuance or potential issuance (including upon conversion or exercise of securities) of common stock equal to 20% or more of the common stock or 20% or more of the voting power outstanding before the issuance for less than the greater of book or market value of the stock. With respect to the Notes, the 20% threshold and book and market value of our Class A common stock was measured as of April 1, 2016. On May 27, 2016, RGS held a special meeting of the shareholders at which the shareholders approved, for purposes of complying with the 20% Rule, the (i) issuance of shares of Class A common stock pursuant to the terms of the Notes without giving effect to the exchange cap set forth therein, in an amount that may exceed 20% of our issued and outstanding shares of Class A common stock before the issuance of the Notes, and (ii) the exercise of the Series G warrants without giving effect to the exercise floor price set forth therein. As a result of the Cap, as of the closing of the 2016 Notes Offering on April 1, 2016, neither Alto nor Empery were a “related persons.” (as such term is defined under Item 404 of Regulation S-K promulgated under the Securities Act) of RGS. However, as a result of the subsequent removal of the Cap, we believe that Empery and Alto became a “related persons” of RGS. Empery and Alto are no longer a “related person” of RGS.

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

DIRECTOR INDEPENDENCE

Our board of directors currently consists of six members and meets regularly during the year. Our board of directors has determined that each of Messrs. Belluck, Bouska, Bowles, Schaeffer and Scott are independent as defined by the listing standards of the Nasdaq Stock Market. Membership on our audit committee, compensation committee and nominating and corporate governance committee is limited to independent directors within the meaning of the Nasdaq Marketplace Rules.

Item 14.	Principal Accounting Fees and Services.

Effective April 12, 2016, our audit committee approved a resolution to retain Hein & Associates LLP as our independent accountants to audit our financial statements for the fiscal year ended December 31, 2016.

The following table presents fees billed for professional accounting fees and services rendered for the years ended December 31, 2016 and December 31, 2015 from our principal accounting firm Hein & Associates:

Audit and Non-Audit Fees (in $000's)	2016	2015
Audit fees (1)	$270	$272
Audit related fees (2)		2

Tax fees (3)	37	33
Totals	$307	$307

(1)	Audit fees are fees that were charged for the audit of our annual financial statements included in our annual report on Form 10-K and review of unaudited financial statements included in our quarterly reports on Form 10-Q; for services that are normally provided by the auditor in connection with statutory and regulatory filings or engagements; and all costs and expenses in connection with the above.
(2)	Audit related fees consisted of accounting consultations and additional audit procedures in connection with a business acquisition and related filings.
(3)	Tax fees represent tax advice and tax compliance services primarily in connection with a business acquisition and other transactions.

In accordance with the policies of our audit committee and legal requirements, all services to be provided by our independent registered public accounting firm are pre-approved by our audit committee. For 2016, our audit committee pre-approved all such services. Pre-approved services include audit services, audit-related services, tax services and other services. In some cases, pre-approval is provided by the full audit committee for up to one year, and such services relate to a particular defined task or scope of work and are subject to a specific budget. In other cases, the chairperson of our audit committee has the delegated authority from our audit committee to pre-approve additional services, and such action is then communicated to the full audit committee at the next audit committee meeting. To avoid certain potential conflicts of interest, the law prohibits a publicly traded company from obtaining certain non-audit services from its auditing firm. If we need such services, we obtain them from other service providers.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

Documents filed as part of this report are as follows:

2.	Consolidated Financial Statements.

See listing of Consolidated Financial Statements included as part of this Form 10-K in Item 8 of Part II.

2.	Exhibits:

The following exhibits are incorporated by reference into or are filed or furnished with this report as indicated below:

Exhibit No.	Description

3.1	Articles of Incorporation of Real Goods Solar, Inc. (Incorporated by reference to Exhibit 3.1 to Real Goods Solar’s Quarterly Report on Form 10-Q filed November 8, 2016 (Commission File No. 001-34044)).

3.2	Certificate of Designation of Preferences, Rights and Limitations of Series A 12.5% Mandatorily Convertible Preferred Stock (Incorporated by reference to Exhibit 3.2 to Real Goods Solar’s Quarterly Report on Form 10-Q filed November 8, 2016 (Commission File No. 001-34044)).

3.3	Bylaws of Real Goods Solar, Inc. (Incorporated by reference to Exhibit 3.2 to Real Goods Solar’s Amendment No. 1 to Registration Statement on Form S-1 filed March 28, 2008 (Commission File No. 333-149092)).

4.1	Form of Real Goods Solar Class A Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to Real Goods Solar’s Amendment No. 5 to Registration Statement on Form S-1 filed May 2, 2008 (Commission File No. 333-149092)).

4.2	Warrant, dated March 26, 2013, pursuant to the Second Loan Modification and Reinstatement Agreement, dated as of November 13, 2012, among Silicon Valley Bank, Real Goods Energy Tech, Inc., Real Goods Trading Corporation, Earth Friendly Energy Group Holdings, LLC, Alteris Renewables, Inc., Earth Friendly Energy Group, LLC, Solar Works, LLC, Alteris RPS, LLC, and Alteris ISI, LLC (Incorporated by reference to Exhibit 10.21 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013 (Commission File No. 001-34044)).

4.3	Warrant, dated March 27, 2013, issued to Silicon Valley Bank pursuant to the Third Loan Modification Agreement, dated as of March 27, 2013, among Silicon Valley Bank, Real Goods Energy Tech, Inc., Real Goods Trading Corporation, and Alteris Renewables, Inc. (Incorporated by reference to Exhibit 10.22 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013 (Commission File No. 001-34044)).

4.4	Form of Warrant, dated June 3, 2013, issued to the investors under the Securities Purchase Agreement, dated May 24, 2013, among Real Goods Solar, Inc. and the investors identified therein (Incorporated by reference to Exhibit 4.1 to Real Goods Solar’s Current Report on Form 8-K filed June 3, 2013 (Commission File No. 001-34044)).

4.5	Form of Warrant, dated November 20, 2013, issued pursuant to the Underwriting Agreement, dated as of November 15, 2013 by and between the Company and Cowen and Company (Incorporated by reference to Exhibit 4.1 to Real Goods Solar’s Current Report on Form 8-K filed November 21, 2013 (Commission File No. 001-34044)).

4.6	Form of Warrant, dated July 2, 2014, issued to the investors under the Securities Purchase Agreement, dated July 2, 2014, among Real Goods Solar, Inc. and the investors identified therein (Incorporated by reference to Exhibit 4.1 to Real Goods Solar’s Current Report on Form 8-K filed July 3, 2014 (Commission File No. 001-34044)).

4.7	Warrant, dated June 6, 2014, issued to Silicon Valley Bank pursuant to the Joinder and Sixth Loan Modification Agreement, dated June 6, 2014, among Real Goods Energy Tech, Inc., Real Goods Trading Corporation, Alteris Renewables, Inc., Real Goods Syndicated, Inc., Mercury Energy, Inc., Real Goods Solar, Inc. - Mercury Solar, Elemental Energy, LLC, Sunetric Management LLC and Silicon Valley Bank (Incorporated by reference to Exhibit 4.1 to Real Goods Solar’s Quarterly Report on Form 10-Q filed August 19, 2014 (Commission File No. 001-34044)).

4.8	Warrant, dated November 19, 2014, issued to Silicon Valley Bank pursuant to the Seventh Loan Modification Agreement, dated November 19, 2014, among Real Goods Energy Tech, Inc., Real Goods Trading Corporation, Alteris Renewables, Inc., Real Goods Syndicated, Inc., Mercury Energy, Inc., Real Goods Solar, Inc. - Mercury Solar, Elemental Energy, LLC, Sunetric Management LLC and Silicon Valley Bank (Incorporated by reference to Exhibit 4.8 to Real Goods Solar’s Annual Report on Form 10-K filed March 31, 2015 (Commission File No. 001-34044)).

4.9	Combined Form of Warrant issued to investors on February 26 and 27, 2015 (Incorporated by reference to Exhibit 4.1 to Real Goods Solar’s Current Report on Form 8-K filed February 24, 2015 (Commission File No. 001-34044)).

4.10	Warrant to Purchase Common Stock dated February 27, 2015, issued to WestPark Capital, Inc. (Incorporated by reference to Exhibit 4.2 to Real Goods Solar’s Quarterly Report on Form 10-Q filed May 11, 2015 (Commission File No. 001-34044)).

Exhibit No.	Description

4.11	Waiver and Amendment Agreement, dated March 31, 2015, among Real Goods Solar, Inc. and the investor party thereto (Incorporated by reference to Exhibit 4.3 to Real Goods Solar’s Quarterly Report on Form 10-Q filed May 11, 2015 (Commission File No. 001-34044)).

4.12	Form of Series F Warrant issued to investors on June 30 and July 1, 2015 (Incorporated by reference to Exhibit 4.1 to Real Goods Solar’s Current Report on Form 8-K filed June 26, 2015 (Commission File No. 001-34044)).

4.13	Form of Warrant to Purchase Common Stock, dated June 30, 2015, issued to WestPark Capital, Inc. (Incorporated by reference to Exhibit 4.3 to Real Goods Solar’s Quarterly Report on Form 10-Q filed August 10, 2015 (Commission File No. 001-34044)).

4.14	Form of Senior Secured Convertible Note issued to the investors under the Securities Purchase Agreement, dated April 1, 2016 (Incorporated by reference to Exhibit 4.1 to Real Goods Solar’s Current Report on Form 8-K filed April 1, 2016 (Commission File No. 001-34044)).

4.15	Form of Series G Warrants issued to the investors under the Securities Purchase Agreement, dated April 1, 2016 (Incorporated by reference to Exhibit 4.2 to Real Goods Solar’s Current Report on Form 8-K filed April 1, 2016 (Commission File No. 001-34044)).

4.16	Form of Termination and Amendment Agreement, dated May 12, 2016, between Real Goods Solar, Inc. and each of the investors party to the Securities Purchase Agreement, dated April 1, 2016 (Incorporated by reference to Exhibit 4.1 to Real Goods Solar’s Quarterly Report on Form 10-Q filed May 12, 2016 (Commission File No. 001-34044)).

4.17	Form of Series H Warrant, dated September 14, 2016, issued to investors participating in the September 14, 2016 public unit offering (Incorporated by reference to Exhibit 4.17 to Amendment No. 5 to Real Goods Solar’s Registration Statement on Form S-1 filed September 7, 2016 (Commission File No. 333-211915))

4.18	Form of Underwriter Warrant (Incorporated by reference to Exhibit 4.19 to Amendment No. 3 to Real Goods Solar’s Registration Statement on Form S-1 filed August 25, 2016 (Commission File No. 333-211915)).

4.19	Form of Real Goods Solar Series A 12.5% Mandatorily Convertible Preferred Stock Certificate (Incorporated by reference to Exhibit 4.18 to Amendment No. 3 to Real Goods Solar’s Registration Statement on Form S-1 filed August 25, 2016 (Commission File No. 333-211915)).

4.20	Representative Warrant to Purchase Units Consisting of Series A 12.5% Mandatorily Convertible Preferred Stock and Series H Warrant to Purchase Common Stock, dated September 14, 2016, issued to Roth Capital Partners, LLC (Incorporated by reference to Exhibit 4.1 to Real Goods Solar’s Current Report on Form 8-K filed September 14, 2016 (Commission File No. 001-34044)).

4.21	Form of Series I Warrant, dated December 8, 2016, issued to investors party the Securities Purchase Agreement, dated December 8, 2016 (Incorporated by reference to Exhibit 4.1 to Real Goods Solar’s Current Report on Form 8-K filed December 13, 2016 (Commission File No. 001-34044)).

4.22	Form of Series J Warrant, dated December 8, 2016, issued to investors party the Securities Purchase Agreement, dated December 8, 2016 (Incorporated by reference to Exhibit 4.2 to Real Goods Solar’s Current Report on Form 8-K filed December 13, 2016 (Commission File No. 001-34044)).

4.23	Placement Agent Warrant, dated as of December 13, 2016, issued to Roth Capital Partners, LLC (Incorporated by reference to Exhibit 4.1 to Real Goods Solar’s Current Report on Form 8-K filed December 14, 2016 (Commission File No. 001-34044)).

10.1*	Form of Real Goods Solar, Inc. Employee Stock Option Agreement (Incorporated by reference to Exhibit 10.2 to Real Goods Solar’s Amendment No. 1 to Registration Statement on Form S-1 filed March 28, 2008 (Commission File No. 333-149092)).

10.2*	Amended and Restated Real Goods Solar, Inc. 2008 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed November 17, 2016 (Commission File No. 001-34044)).

10.3	Tax Sharing and Indemnification Agreement between Real Goods Solar, Inc. and Gaiam, Inc. (Incorporated by reference to Exhibit 10.7 to Real Goods Solar’s Amendment No. 3 to Registration Statement on Form S-1 filed April 17, 2008 (Commission File No. 333-149092)).

10.4	Amended and Restated Registration Rights Agreement, dated as of December 19, 2011, between Real Goods Solar, Inc. and Riverside Renewable Energy Investments, LLC (Incorporated by reference to Exhibit 10.3 to Real Goods Solar’s Current Report on Form 8-K filed December 21, 2011 (Commission File No. 001-34044)).

Exhibit No.	Description

10.5	Shareholders Agreement, dated as of December 19, 2011, between Real Goods Solar, Inc. and Riverside Renewable Energy Investments, LLC (Incorporated by reference to Exhibit 10.4 to Real Goods Solar’s Current Report on Form 8-K filed December 21, 2011 (Commission File No. 001-34044)).

10.6	Security Agreement, dated as of December 19, 2011, between Real Goods Solar, Inc. and Silicon Valley Bank (Incorporated by reference to Exhibit 10.2 to Real Goods Solar’s Current Report on Form 8-K filed December 21, 2011 (Commission File No. 001-34044)).

10.7	First Amendment to Tax Sharing Agreement, dated as of December 19, 2011, between Real Goods Solar, Inc. and Gaiam, Inc. (Incorporated by reference to Exhibit 10.17 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013 (Commission File No. 001-34044)).

10.8	Form of Promissory Note issued to Riverside Renewable Energy Investments, LLC on May 4, 2012 and June 20, 2012 (Incorporated by reference to the fourth attachment to the Shareholders Agreement filed as Exhibit 10.4 to Real Goods Solar’s Current Report on Form 8-K filed December 21, 2011 (Commission File No. 001-34044)).

10.11	Loan Commitment, dated as of November 13, 2012, among Real Goods Solar, Inc., Riverside Renewable Energy Investments, LLC and Gaiam, Inc. (Incorporated by reference to Exhibit 10.13 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013 (Commission File No. 001-34044)).

10.12	Form of Promissory Note issued to Riverside Renewable Energy Investment LLC on December 13, 2013 pursuant to the Loan Commitment, dated as of November 13, 2012 (Incorporated by reference to Exhibit 10.15 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013 (Commission File No. 001-34044)).

10.15	Form of Amended and Restated Promissory Note issued to Riverside Fund III L.P. on March 27, 2013 in the principal amounts of $3 million and $150 thousand, respectively (Incorporated by reference to Exhibit 10.19 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013 (Commission File No. 001-34044)).

10.16	Form of Amended and Restated Promissory Note issued to Gaiam, Inc. and Riverside Renewable Energy Investment LLC on March 27, 2013 pursuant to the Loan Commitment, dated as of November 13, 2012 (Incorporated by reference to Exhibit 10.23 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013 (Commission File No. 001-34044)).

10.19	Securities Purchase Agreement, dated May 24, 2013, among Real Goods Solar, Inc. and the investors thereunder (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed May 24, 2013 (Commission File No. 001-34044)).

10.20	Form of Second Amended and Restated Promissory Note issued to Riverside Fund III, L.P. on May 21, 2013 in the principal amounts of $3.0 million and $150,000, respectively (Incorporated by reference to Exhibit 10.3 to Real Goods Solar’s Current Report on Form 8-K filed May 24, 2013 (Commission File No. 001-34044)).

10.21	Registration Rights Agreement, dated June 3, 2013, among Real Goods Solar, Inc. and the investors under the Securities Purchase Agreement, dated May 24, 2013, among Real Goods Solar, Inc. and such investors (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed June 3, 2013 (Commission File No. 001-34044)).

10.22	Pre-Voting Agreement, dated August 8, 2013, among Mercury Energy, Inc., Real Goods Solar, Inc., Timothy Greener, Peter Kaufmann and Richard D. White (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed August 9, 2013 (Commission File No. 001-34044)).

10.23	Intellectual Property Security Agreement, dated September 26, 2013, among Real Goods Energy Tech, Inc., Real Goods Trading Corporation, Alteris Renewables, Inc., Real Goods Syndicated, Inc., Real Goods Solar, Inc. and Silicon Valley Bank (Incorporated by reference to Exhibit 10.2 to Real Goods Solar’s Current Report on Form 8-K filed September 27, 2013 (Commission File No. 001-34044)).

10.24	Agreement, dated November 5, 2013, among Gaiam, Inc., Riverside Renewable Energy Investments, LLC and Real Goods Solar, Inc. (Incorporated by reference to Exhibit 10.2 to Real Goods Solar’s Current Report on Form 8-K filed November 5, 2013 (Commission File No. 001-34044)).

10.25	Securities Purchase Agreement, dated July 2, 2014, among Real Goods Solar, Inc. and the investors thereunder (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed July 3, 2014 (Commission File No. 001-34044)).

Exhibit No.	Description

10.26	Form of Registration Rights Agreement, dated July 9, 2014, among Real Goods Solar, Inc. and the investors under the Securities Purchase Agreement, dated July 2, 2014, among Real Goods Solar, Inc. and such investors (Incorporated by reference to Exhibit 10.2 to Real Goods Solar’s Current Report on Form 8-K filed July 3, 2014 (Commission File No. 001-34044)).

10.28	Intellectual Property Security Agreement, dated June 6, 2014, among Mercury Energy, Inc., Real Goods Solar, Inc. - Mercury Solar, Elemental Energy, LLC, Sunetric Management LLC and Silicon Valley Bank (Incorporated by reference to Exhibit 10.3 to Real Goods Solar’s Quarterly Report on Form 10-Q filed August 19, 2014 (Commission File No. 001-34044)).

10.31*	Confidential Separation Agreement and Release, dated August 18, 2014, between Real Goods Solar, Inc. and Kamyar Mofid (Incorporated by reference to Exhibit 10.3 to Real Goods Solar’s Quarterly Report on Form 10-Q filed November 19, 2014 (Commission File No. 001-34044)).

10.32	Form of Third Amended and Restated Promissory Note issued to Riverside Fund III, L.P. on August 18, 2014 in the principal amounts of $3.0 million and $150,000, respectively (Incorporated by reference to Exhibit 10.4 to Real Goods Solar’s Quarterly Report on Form 10-Q filed November 19, 2014 (Commission File No. 001-34044)).

10.33	Placement Agency Agreement, dated February 23, 2015, between Real Goods Solar, Inc. and WestPark Capital, Inc. (Incorporated by reference to Exhibit 1.1 to Real Goods Solar’s Current Report on Form 8-K filed February 24, 2015 (Commission File No. 001-34044)).

10.34	Form of Securities Purchase Agreement, dated February 23, 2015, among Real Goods Solar, Inc. and the investors thereunder (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed February 24, 2015 (Commission File No. 001-34044)).

10.35	Form of Lock-Up Agreement, dated February 23, 2015, entered into among Real Goods Solar, Inc. and the investors under the Securities Purchase Agreement, dated February 23, 2015, among Real Goods Solar, Inc. and such investors (Incorporated by reference to Exhibit 10.2 to Real Goods Solar’s Current Report on Form 8-K filed February 24, 2015 (Commission File No. 001-34044)).

10.36	Form of Voting Agreement, dated February 23, 2015, entered into among Real Goods Solar, Inc. and the investors under the Securities Purchase Agreement, dated February 23, 2015, among Real Goods Solar, Inc. and such investors (Incorporated by reference to Exhibit 10.3 to Real Goods Solar’s Current Report on Form 8-K filed February 24, 2015 (Commission File No. 001-34044)).

10.37	Fourth Amended and Restated Promissory Note for $3,000,000, dated March 16, 2015, between Real Goods Solar, Inc. and Riverside Fund III, L.P. Bank (Incorporated by reference to Exhibit 10.2 to Real Goods Solar’s Current Report on Form 8-K filed March 18, 2015 (Commission File No. 001-34044)).

10.38	Fourth Amended and Restated Promissory Note for $150,000, dated March 16, 2015, between Real Goods Solar, Inc. and Riverside Fund III, L.P. (Incorporated by reference to Exhibit 10.3 to Real Goods Solar’s Current Report on Form 8-K filed March 18, 2015 (Commission File No. 001-34044)).

10.39	Security Agreement, dated March 16, 2015, among Real Goods Solar, Inc., Real Goods Energy Tech, Inc., Alteris Renewables, Inc., Mercury Energy, Inc., Real Goods Solar, Inc.—Mercury Solar, Elemental Energy, LLC, Sunetric Management LLC and Riverside Fund III, L.P. (Incorporated by reference to Exhibit 10.4 to Real Goods Solar’s Current Report on Form 8-K filed March 18, 2015 (Commission File No. 001-34044)).

10.40*	Employment Agreement, dated June 1, 2015, between Real Goods Solar, Inc. and Dennis Lacey (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed June 3, 2015 (Commission File No. 001-34044)).

10.41*	Form of Employee Stock Option Agreement (Incorporated by reference to Exhibit 10.2 to Real Goods Solar’s Current Report on Form 8-K filed June 3, 2015 (Commission File No. 001-34044)).

10.42	Form of Conversion Agreement, dated June 24, 2015, between Real Goods Solar, Inc. and Riverside Fund III, L.P. (Incorporated by reference to Exhibit 10.2 to Real Goods Solar’s Quarterly Report on Form 10-Q filed August 10, 2015 (Commission File No. 001-34044)).

10.43	Placement Agency Agreement, dated June 25, 2015, between Real Goods Solar, Inc. and WestPark Capital, Inc. (Incorporated by reference to Exhibit 1.1 to Real Goods Solar’s Current Report on Form 8-K filed June 26, 2015 (Commission File No. 001-34044)).

Exhibit No.	Description

10.44	Form of Exchange Agreement, dated June 25, 2015, between Real Goods Solar, Inc. and certain holders of Series A Warrants and Series C Warrants (Incorporated by reference to Exhibit 10.3 to Real Goods Solar’s Quarterly Report on Form 10-Q filed August 10, 2015 (Commission File No. 001-34044)).

10.45	Form of Securities Purchase Agreement, dated June 25, 2015, among Real Goods Solar, Inc. and the investors party thereto (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed June 26, 2015 (Commission File No. 001-34044)).

10.46	Letter of Intent, dated December 17, 2015, between Real Goods Solar, Inc. and Solar Solutions and Distribution, LLC (Incorporated by reference to Exhibit 10.57 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2016 (Commission File No. 001-34044)).

10.47	Waiver and Consent Agreement, dated January 19, 2016, among Real Goods Solar, Inc., Real Goods Energy Tech, Inc., Real Goods Trading Corporation, Alteris Renewables, Inc., Real Goods Syndicated, Inc., Mercury Energy, Inc., Real Goods Solar, Inc.—Mercury Solar, Elemental Energy, LLC, Sunetric Management LLC and Silicon Valley Bank (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Quarterly Report on Form 10-Q filed May 12, 2016 (Commission File No. 001-34044)).

10.48	Amended and Restated Loan and Security Agreement, dated March 30, 2016, among Real Goods Solar, Inc., RGS Financing, Inc., Real Goods Energy Tech, Inc., Alteris Renewables, Inc., Real Goods Syndicated, Inc., Mercury Energy, Inc., Real Goods Solar, Inc. – Mercury Solar, Elemental Energy, LLC, Sunetric Management LLC and Solar Solutions and Distribution, LLC (Incorporated by reference to Exhibit 10.3 to Real Goods Solar’s Quarterly Report on Form 10-Q filed May 12, 2016 (Commission File No. 001-34044)).

10.49	Securities Purchase Agreement, dated April 1, 2016, among Real Goods Solar, Inc. and the investors party thereto (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed April 1, 2016 (Commission File No. 001-34044)).

10.50	Registration Rights Agreement, dated April 1, 2016, among Real Goods Solar, Inc. and the investors party thereto (Incorporated by reference to Exhibit 10.2 to Real Goods Solar’s Current Report on Form 8-K filed April 1, 2016 (Commission File No. 001-34044)).

10.51	Form of Deposit Account Control Agreement, dated April 1, 2016, among Real Goods Solar, Inc., Bank of Hawaii and the investors party thereto (Incorporated by reference to Exhibit 10.3 to Real Goods Solar’s Current Report on Form 8-K filed April 1, 2016 (Commission File No. 001-34044)).

10.52	Voting Agreement, dated April 1, 2016, between Real Goods Solar, Inc. and Riverside Renewable Energy Investments, LLC (Incorporated by reference to Exhibit 10.4 to Real Goods Solar’s Current Report on Form 8-K filed April 1, 2016 (Commission File No. 001-34044)).

10.56	First Loan Modification Agreement, dated May 25, 2016 and effective as of May 19, 2016, among Real Goods Solar, Inc., RGS Financing, Inc., Real Goods Energy Tech, Inc., Alteris Renewables, Inc., Real Goods Syndicated, Inc., Mercury Energy, Inc., Real Goods Solar, Inc. – Mercury Solar, Elemental Energy, LLC, Sunetric Management LLC and Solar Solutions and Distribution, LLC (Incorporated by reference to Exhibit 99.1 to Real Goods Solar’s Current Report on Form 8-K filed May 27, 2016 (Commission File No. 001-34044)).

10.57	Exclusive Master Supply Agreement dated April 29, 2015, between Real Goods Solar, Inc. and Solar Solutions and Distribution LLC (Incorporated by reference to Exhibit 99.2 to Real Goods Solar’s Current Report on Form 8-K filed May 27, 2016 (Commission File No. 001-34044)).

10.58	Amendment to Exclusive Master Supply Agreement, dated May 25, 2016 and effective as of May 19, 2016, between Real Goods Solar, Inc. and Solar Solutions and Distribution LLC (Incorporated by reference to Exhibit 99.3 to Real Goods Solar’s Current Report on Form 8-K filed May 27, 2016 (Commission File No. 001-34044)).

10.59	Argonaut Insurance Company General Indemnity Agreement, made as of April 20, 2009, by and among Argonaut Insurance Company, Gaiam, Inc., Real Goods Solar, Inc. and Regrid Power, Inc. (Incorporated by reference to Exhibit 10.8 to Real Goods Solar’s Quarterly Report on Form 10-Q filed August 22, 2016 (Commission File No. 001-34044)).

10.60	Final Acceptance Payment and Performance Bond, made as of February 15, 2013, by and among Argonaut Insurance Company, Real Goods Energy Tech, Inc. and GASNA 14P, LLC (Incorporated by reference to Exhibit 10.9 to Real Goods Solar’s Quarterly Report on Form 10-Q filed August 22, 2016 (Commission File No. 001-34044)).

10.61	Continuation Certificate issued by Argonaut Insurance Company on October 13, 2015 (Incorporated by reference to Exhibit 10.10 to Real Goods Solar’s Quarterly Report on Form 10-Q filed August 22, 2016 (Commission File No. 001-34044)).

Exhibit No.	Description

10.62	Second Loan Modification Agreement made as of August 22, 2016, but effective August 19, 2016 among Real Goods Solar, Inc., RGS Financing, Inc., Real Goods Energy Tech, Inc., Alteris Renewables, Inc., Real Goods Syndicated, Inc., Mercury Energy, Inc., Real Goods Solar, Inc. – Mercury Solar, Elemental Energy, LLC, Sunetric Management LLC and Solar Solutions and Distribution, LLC (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed August 24, 2016 (Commission File No. 001-34044)).

10.63	Underwriting Agreement, dated September 9, 2016, between Real Goods Solar, Inc., Roth Capital Partners, LLC and WestPark Capital, Inc. (Incorporated by reference to Exhibit 1.1 to Real Goods Solar’s Current Report on Form 8-K filed September 13, 2016 (Commission File No. 001-34044)).

10.64	Form of Lock-Up Agreement, dated September 14, 2016, entered into by each of the directors, officers, and Riverside Renewable Energy Investments, LLP, in connection with the September 14, 2016 public unit offering (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed September 13, 2016 (Commission File No. 001-34044)).

10.65	Placement Agency Agreement, dated December 8, 2016, among Real Goods Solar, Inc., Roth Capital Partners, LLC and WestPark Capital, Inc. (Incorporated by reference to Exhibit 1.1 to Real Goods Solar’s Current Report on Form 8-K filed December 13, 2016 (Commission File No. 001-34044)).

10.66	Form of Securities Purchase Agreement, dated December 8, 2016, among Real Goods Solar, Inc. and the purchasers party thereto (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed December 13, 2016 (Commission File No. 001-34044)).

10.67	Form of Leak-Out Agreement, dated December 8, 2016, entered into by $10,000 or greater investors party the Securities Purchase Agreement, dated December 8, 2016 (Incorporated by reference to Exhibit 10.2 to Real Goods Solar’s Current Report on Form 8-K filed December 13, 2016 (Commission File No. 001-34044)).

10.68	Form of Amendment to Securities Purchase Agreement, dated December 12, 2016, among Real Goods Solar, Inc. and the purchasers party thereto (Incorporated by reference to Exhibit 10.3 to Real Goods Solar’s Current Report on Form 8-K filed December 13, 2016 (Commission File No. 001-34044)).

21.1	Subsidiaries of the Registrant (filed herewith)

23.1	Consent of Hein & Associates LLP (filed herewith)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Indicates management contract or compensatory plan or arrangement.
+	This exhibit excludes schedules and exhibits pursuant to Item 601(b)(2) of Regulation S-K, which the registrant agrees to furnish supplementally to the Securities and Exchange Commission upon request by the Commission.

Item 16.	Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

Real Goods Solar, Inc.

/s/ Dennis Lacey
By: Dennis Lacey
Chief Executive Officer and Director
(Principal Executive Officer)

March 9, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David L. Belluck	Chairman of the Board	March 9, 2017
David L. Belluck

/s/ Dennis Lacey	Chief Executive Officer and Director	March 9, 2017
Dennis Lacey	(Principal Executive Officer)

/s/ Pavel Bouska	Director	March 9, 2017
Pavel Bouska

/s/ Ian Bowles	Director	March 9, 2017
Ian Bowles

/s/ Alan Fine	Principal Financial Officer and Treasurer	March 9, 2017
Alan Fine

/s/ Thomas Mannik	Principal Accounting Officer and Controller	March 9, 2017
Thomas Mannik

/s/ John Schaeffer	Director	March 9, 2017
John Schaeffer

/s/ Robert L. Scott	Director	March 9, 2017
Robert L. Scott

Exhibit No.	Description

3.1	Articles of Incorporation of Real Goods Solar, Inc. (Incorporated by reference to Exhibit 3.1 to Real Goods Solar’s Quarterly Report on Form 10-Q filed November 8, 2016 (Commission File No. 001-34044)).

3.2	Certificate of Designation of Preferences, Rights and Limitations of Series A 12.5% Mandatorily Convertible Preferred Stock (Incorporated by reference to Exhibit 3.2 to Real Goods Solar’s Quarterly Report on Form 10-Q filed November 8, 2016 (Commission File No. 001-34044)).

3.3	Bylaws of Real Goods Solar, Inc. (Incorporated by reference to Exhibit 3.2 to Real Goods Solar’s Amendment No. 1 to Registration Statement on Form S-1 filed March 28, 2008 (Commission File No. 333-149092)).

4.1	Form of Real Goods Solar Class A Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to Real Goods Solar’s Amendment No. 5 to Registration Statement on Form S-1 filed May 2, 2008 (Commission File No. 333-149092)).

4.2	Warrant, dated March 26, 2013, pursuant to the Second Loan Modification and Reinstatement Agreement, dated as of November 13, 2012, among Silicon Valley Bank, Real Goods Energy Tech, Inc., Real Goods Trading Corporation, Earth Friendly Energy Group Holdings, LLC, Alteris Renewables, Inc., Earth Friendly Energy Group, LLC, Solar Works, LLC, Alteris RPS, LLC, and Alteris ISI, LLC (Incorporated by reference to Exhibit 10.21 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013 (Commission File No. 001-34044)).

4.3	Warrant, dated March 27, 2013, issued to Silicon Valley Bank pursuant to the Third Loan Modification Agreement, dated as of March 27, 2013, among Silicon Valley Bank, Real Goods Energy Tech, Inc., Real Goods Trading Corporation, and Alteris Renewables, Inc. (Incorporated by reference to Exhibit 10.22 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013 (Commission File No. 001-34044)).

4.4	Form of Warrant, dated June 3, 2013, issued to the investors under the Securities Purchase Agreement, dated May 24, 2013, among Real Goods Solar, Inc. and the investors identified therein (Incorporated by reference to Exhibit 4.1 to Real Goods Solar’s Current Report on Form 8-K filed June 3, 2013 (Commission File No. 001-34044)).

4.5	Form of Warrant, dated November 20, 2013, issued pursuant to the Underwriting Agreement, dated as of November 15, 2013 by and between the Company and Cowen and Company (Incorporated by reference to Exhibit 4.1 to Real Goods Solar’s Current Report on Form 8-K filed November 21, 2013 (Commission File No. 001-34044)).

4.6	Form of Warrant, dated July 2, 2014, issued to the investors under the Securities Purchase Agreement, dated July 2, 2014, among Real Goods Solar, Inc. and the investors identified therein (Incorporated by reference to Exhibit 4.1 to Real Goods Solar’s Current Report on Form 8-K filed July 3, 2014 (Commission File No. 001-34044)).

4.7	Warrant, dated June 6, 2014, issued to Silicon Valley Bank pursuant to the Joinder and Sixth Loan Modification Agreement, dated June 6, 2014, among Real Goods Energy Tech, Inc., Real Goods Trading Corporation, Alteris Renewables, Inc., Real Goods Syndicated, Inc., Mercury Energy, Inc., Real Goods Solar, Inc. - Mercury Solar, Elemental Energy, LLC, Sunetric Management LLC and Silicon Valley Bank t (Incorporated by reference to Exhibit 4.1 to Real Goods Solar’s Quarterly Report on Form 10-Q filed August 19, 2014 (Commission File No. 001-34044)).

4.8	Warrant, dated November 19, 2014, issued to Silicon Valley Bank pursuant to the Seventh Loan Modification Agreement, dated November 19, 2014, among Real Goods Energy Tech, Inc., Real Goods Trading Corporation, Alteris Renewables, Inc., Real Goods Syndicated, Inc., Mercury Energy, Inc., Real Goods Solar, Inc. - Mercury Solar, Elemental Energy, LLC, Sunetric Management LLC and Silicon Valley Bank (Incorporated by reference to Exhibit 4.8 to Real Goods Solar’s Annual Report on Form 10-K filed March 31, 2015 (Commission File No. 001-34044)).

4.9	Combined Form of Warrant issued to investors on February 26 and 27, 2015 (Incorporated by reference to Exhibit 4.1 to Real Goods Solar’s Current Report on Form 8-K filed February 24, 2015 (Commission File No. 001-34044)).

4.10	Warrant to Purchase Common Stock dated February 27, 2015, issued to WestPark Capital, Inc. (Incorporated by reference to Exhibit 4.2 to Real Goods Solar’s Quarterly Report on Form 10-Q filed May 11, 2015 (Commission File No. 001-34044)).

4.11	Waiver and Amendment Agreement, dated March 31, 2015, among Real Goods Solar, Inc. and the investor party thereto (Incorporated by reference to Exhibit 4.3 to Real Goods Solar’s Quarterly Report on Form 10-Q filed May 11, 2015 (Commission File No. 001-34044)).

4.12	Form of Series F Warrant issued to investors on June 30 and July 1, 2015 (Incorporated by reference to Exhibit 4.1 to Real Goods Solar’s Current Report on Form 8-K filed June 26, 2015 (Commission File No. 001-34044)).

4.13	Form of Warrant to Purchase Common Stock, dated June 30, 2015, issued to WestPark Capital, Inc. (Incorporated by reference to Exhibit 4.3 to Real Goods Solar’s Quarterly Report on Form 10-Q filed August 10, 2015 (Commission File No. 001-34044)).

Exhibit No.	Description

4.14	Form of Senior Secured Convertible Note issued to the investors under the Securities Purchase Agreement, dated April 1, 2016 (Incorporated by reference to Exhibit 4.1 to Real Goods Solar’s Current Report on Form 8-K filed April 1, 2016 (Commission File No. 001-34044)).

4.15	Form of Series G Warrants issued to the investors under the Securities Purchase Agreement, dated April 1, 2016 (Incorporated by reference to Exhibit 4.2 to Real Goods Solar’s Current Report on Form 8-K filed April 1, 2016 (Commission File No. 001-34044)).

4.16	Form of Termination and Amendment Agreement, dated May 12, 2016, between Real Goods Solar, Inc. and each of the investors party to the Securities Purchase Agreement, dated April 1, 2016 (Incorporated by reference to Exhibit 4.1 to Real Goods Solar’s Quarterly Report on Form 10-Q filed May 12, 2016 (Commission File No. 001-34044)).

4.17	Form of Series H Warrant, dated September 14, 2016, issued to investors participating in the September 14, 2016 public unit offering (Incorporated by reference to Exhibit 4.17 to Amendment No. 5 to Real Goods Solar’s Registration Statement on Form S-1 filed September 7, 2016 (Commission File No. 333-211915))

4.18	Form of Underwriter Warrant (Incorporated by reference to Exhibit 4.19 to Amendment No. 3 to Real Goods Solar’s Registration Statement on Form S-1 filed August 25, 2016 (Commission File No. 333-211915)).

4.19	Form of Real Goods Solar Series A 12.5% Mandatorily Convertible Preferred Stock Certificate (Incorporated by reference to Exhibit 4.18 to Amendment No. 3 to Real Goods Solar’s Registration Statement on Form S-1 filed August 25, 2016 (Commission File No. 333-211915)).

4.20	Representative Warrant to Purchase Units Consisting of Series A 12.5% Mandatorily Convertible Preferred Stock and Series H Warrant to Purchase Common Stock, dated September 14, 2016, issued to Roth Capital Partners, LLC (Incorporated by reference to Exhibit 4.1 to Real Goods Solar’s Current Report on Form 8-K filed September 14, 2016 (Commission File No. 001-34044)).

4.21	Form of Series I Warrant, dated December 8, 2016, issued to investors party the Securities Purchase Agreement, dated December 8, 2016 (Incorporated by reference to Exhibit 4.1 to Real Goods Solar’s Current Report on Form 8-K filed December 13, 2016 (Commission File No. 001-34044)).

4.22	Form of Series J Warrant, dated December 8, 2016, issued to investors party the Securities Purchase Agreement, dated December 8, 2016 (Incorporated by reference to Exhibit 4.2 to Real Goods Solar’s Current Report on Form 8-K filed December 13, 2016 (Commission File No. 001-34044)).

4.23	Placement Agent Warrant, dated as of December 13, 2016, issued to Roth Capital Partners, LLC (Incorporated by reference to Exhibit 4.1 to Real Goods Solar’s Current Report on Form 8-K filed December 14, 2016 (Commission File No. 001-34044)).

10.1*	Form of Real Goods Solar, Inc. Employee Stock Option Agreement (Incorporated by reference to Exhibit 10.2 to Real Goods Solar’s Amendment No. 1 to Registration Statement on Form S-1 filed March 28, 2008 (Commission File No. 333-149092)).

10.2*	Amended and Restated Real Goods Solar, Inc. 2008 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed November 17, 2016 (Commission File No. 001-34044)).

10.3	Tax Sharing and Indemnification Agreement between Real Goods Solar, Inc. and Gaiam, Inc. (Incorporated by reference to Exhibit 10.7 to Real Goods Solar’s Amendment No. 3 to Registration Statement on Form S-1 filed April 17, 2008 (Commission File No. 333-149092)).

10.4	Amended and Restated Registration Rights Agreement, dated as of December 19, 2011, between Real Goods Solar, Inc. and Riverside Renewable Energy Investments, LLC (Incorporated by reference to Exhibit 10.3 to Real Goods Solar’s Current Report on Form 8-K filed December 21, 2011 (Commission File No. 001-34044)).

10.5	Shareholders Agreement, dated as of December 19, 2011, between Real Goods Solar, Inc. and Riverside Renewable Energy Investments, LLC (Incorporated by reference to Exhibit 10.4 to Real Goods Solar’s Current Report on
Form 8-K filed December 21, 2011 (Commission File No. 001-34044)).

10.6	Security Agreement, dated as of December 19, 2011, between Real Goods Solar, Inc. and Silicon Valley Bank (Incorporated by reference to Exhibit 10.2 to Real Goods Solar’s Current Report on Form 8-K filed December 21, 2011 (Commission File No. 001-34044)).

10.7	First Amendment to Tax Sharing Agreement, dated as of December 19, 2011, between Real Goods Solar, Inc. and Gaiam, Inc. (Incorporated by reference to Exhibit 10.17 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013 (Commission File No. 001-34044)).

10.8	Form of Promissory Note issued to Riverside Renewable Energy Investments, LLC on May 4, 2012 and June 20, 2012 (Incorporated by reference to the fourth attachment to the Shareholders Agreement filed as Exhibit 10.4 to Real Goods Solar’s Current Report on Form 8-K filed December 21, 2011 (Commission File No. 001-34044)).

Exhibit No.	Description

10.11	Loan Commitment, dated as of November 13, 2012, among Real Goods Solar, Inc., Riverside Renewable Energy Investments, LLC and Gaiam, Inc. (Incorporated by reference to Exhibit 10.13 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013 (Commission File No. 001-34044)).

10.12	Form of Promissory Note issued to Riverside Renewable Energy Investment LLC on December 13, 2013 pursuant to the Loan Commitment, dated as of November 13, 2012 (Incorporated by reference to Exhibit 10.15 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013 (Commission File No. 001-34044)).

10.15	Form of Amended and Restated Promissory Note issued to Riverside Fund III L.P. on March 27, 2013 in the principal amounts of $3 million and $150 thousand, respectively (Incorporated by reference to Exhibit 10.19 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013 (Commission File No. 001-34044)).

10.16	Form of Amended and Restated Promissory Note issued to Gaiam, Inc. and Riverside Renewable Energy Investment LLC on March 27, 2013 pursuant to the Loan Commitment, dated as of November 13, 2012 (Incorporated by reference to Exhibit 10.23 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013 (Commission File No. 001-34044)).

10.19	Securities Purchase Agreement, dated May 24, 2013, among Real Goods Solar, Inc. and the investors thereunder (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed May 24, 2013 (Commission File No. 001-34044)).

10.20	Form of Second Amended and Restated Promissory Note issued to Riverside Fund III, L.P. on May 21, 2013 in the principal amounts of $3.0 million and $150,000, respectively (Incorporated by reference to Exhibit 10.3 to Real Goods Solar’s Current Report on Form 8-K filed May 24, 2013 (Commission File No. 001-34044)).

10.21	Registration Rights Agreement, dated June 3, 2013, among Real Goods Solar, Inc. and the investors under the Securities Purchase Agreement, dated May 24, 2013, among Real Goods Solar, Inc. and such investors (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed June 3, 2013 (Commission File No. 001-34044)).

10.22	Pre-Voting Agreement, dated August 8, 2013, among Mercury Energy, Inc., Real Goods Solar, Inc., Timothy Greener, Peter Kaufmann and Richard D. White (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed August 9, 2013 (Commission File No. 001-34044)).

10.23	Intellectual Property Security Agreement, dated September 26, 2013, among Real Goods Energy Tech, Inc., Real Goods Trading Corporation, Alteris Renewables, Inc., Real Goods Syndicated, Inc., Real Goods Solar, Inc. and Silicon Valley Bank (Incorporated by reference to Exhibit 10.2 to Real Goods Solar’s Current Report on Form 8-K filed September 27, 2013 (Commission File No. 001-34044)).

10.24	Agreement, dated November 5, 2013, among Gaiam, Inc., Riverside Renewable Energy Investments, LLC and Real Goods Solar, Inc. (Incorporated by reference to Exhibit 10.2 to Real Goods Solar’s Current Report on Form 8-K filed November 5, 2013 (Commission File No. 001-34044)).

10.25	Securities Purchase Agreement, dated July 2, 2014, among Real Goods Solar, Inc. and the investors thereunder (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed July 3, 2014 (Commission File No. 001-34044)).

10.26	Form of Registration Rights Agreement, dated July 9, 2014, among Real Goods Solar, Inc. and the investors under the Securities Purchase Agreement, dated July 2, 2014, among Real Goods Solar, Inc. and such investors (Incorporated by reference to Exhibit 10.2 to Real Goods Solar’s Current Report on Form 8-K filed July 3, 2014 (Commission File No. 001-34044)).

10.28	Intellectual Property Security Agreement, dated June 6, 2014, among Mercury Energy, Inc., Real Goods Solar, Inc. - Mercury Solar, Elemental Energy, LLC, Sunetric Management LLC and Silicon Valley Bank (Incorporated by reference to Exhibit 10.3 to Real Goods Solar’s Quarterly Report on Form 10-Q filed August 19, 2014 (Commission File No. 001-34044)).

10.31*	Confidential Separation Agreement and Release, dated August 18, 2014, between Real Goods Solar, Inc. and Kamyar Mofid (Incorporated by reference to Exhibit 10.3 to Real Goods Solar’s Quarterly Report on Form 10-Q filed November 19, 2014 (Commission File No. 001-34044)).

Exhibit No.	Description

10.32	Form of Third Amended and Restated Promissory Note issued to Riverside Fund III, L.P. on August 18, 2014 in the principal amounts of $3.0 million and $150,000, respectively (Incorporated by reference to Exhibit 10.4 to Real Goods Solar’s Quarterly Report on Form 10-Q filed November 19, 2014 (Commission File No. 001-34044)).

10.33	Placement Agency Agreement, dated February 23, 2015, between Real Goods Solar, Inc. and WestPark Capital, Inc. (Incorporated by reference to Exhibit 1.1 to Real Goods Solar’s Current Report on Form 8-K filed February 24, 2015 (Commission File No. 001-34044)).

10.34	Form of Securities Purchase Agreement, dated February 23, 2015, among Real Goods Solar, Inc. and the investors thereunder (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed February 24, 2015 (Commission File No. 001-34044)).

10.35	Form of Lock-Up Agreement, dated February 23, 2015, entered into among Real Goods Solar, Inc. and the investors under the Securities Purchase Agreement, dated February 23, 2015, among Real Goods Solar, Inc. and such investors (Incorporated by reference to Exhibit 10.2 to Real Goods Solar’s Current Report on Form 8-K filed February 24, 2015 (Commission File No. 001-34044)).

10.36	Form of Voting Agreement, dated February 23, 2015, entered into among Real Goods Solar, Inc. and the investors under the Securities Purchase Agreement, dated February 23, 2015, among Real Goods Solar, Inc. and such investors (Incorporated by reference to Exhibit 10.3 to Real Goods Solar’s Current Report on Form 8-K filed February 24, 2015 (Commission File No. 001-34044)).

10.37	Fourth Amended and Restated Promissory Note for $3,000,000, dated March 16, 2015, between Real Goods Solar, Inc. and Riverside Fund III, L.P. Bank (Incorporated by reference to Exhibit 10.2 to Real Goods Solar’s Current Report on Form 8-K filed March 18, 2015 (Commission File No. 001-34044)).

10.38	Fourth Amended and Restated Promissory Note for $150,000, dated March 16, 2015, between Real Goods Solar, Inc. and Riverside Fund III, L.P. (Incorporated by reference to Exhibit 10.3 to Real Goods Solar’s Current Report on Form 8-K filed March 18, 2015 (Commission File No. 001-34044)).

10.39	Security Agreement, dated March 16, 2015, among Real Goods Solar, Inc., Real Goods Energy Tech, Inc., Alteris Renewables, Inc., Mercury Energy, Inc., Real Goods Solar, Inc.—Mercury Solar, Elemental Energy, LLC, Sunetric Management LLC and Riverside Fund III, L.P. (Incorporated by reference to Exhibit 10.4 to Real Goods Solar’s Current Report on Form 8-K filed March 18, 2015 (Commission File No. 001-34044)).

10.40*	Employment Agreement, dated June 1, 2015, between Real Goods Solar, Inc. and Dennis Lacey (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed June 3, 2015 (Commission File No. 001-34044)).

10.41*	Form of Employee Stock Option Agreement (Incorporated by reference to Exhibit 10.2 to Real Goods Solar’s Current Report on Form 8-K filed June 3, 2015 (Commission File No. 001-34044)).

10.42	Form of Conversion Agreement, dated June 24, 2015, between Real Goods Solar, Inc. and Riverside Fund III, L.P. (Incorporated by reference to Exhibit 10.2 to Real Goods Solar’s Quarterly Report on Form 10-Q filed August 10, 2015 (Commission File No. 001-34044)).

10.43	Placement Agency Agreement, dated June 25, 2015, between Real Goods Solar, Inc. and WestPark Capital, Inc. (Incorporated by reference to Exhibit 1.1 to Real Goods Solar’s Current Report on Form 8-K filed June 26, 2015 (Commission File No. 001-34044)).

10.44	Form of Exchange Agreement, dated June 25, 2015, between Real Goods Solar, Inc. and certain holders of Series A Warrants and Series C Warrants (Incorporated by reference to Exhibit 10.3 to Real Goods Solar’s Quarterly Report on Form 10-Q filed August 10, 2015 (Commission File No. 001-34044)).

10.45	Form of Securities Purchase Agreement, dated June 25, 2015, among Real Goods Solar, Inc. and the investors party thereto (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed June 26, 2015 (Commission File No. 001-34044)).

10.46	Letter of Intent, dated December 17, 2015, between Real Goods Solar, Inc. and Solar Solutions and Distribution, LLC (Incorporated by reference to Exhibit 10.57 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2016 (Commission File No. 001-34044)).

10.47	Waiver and Consent Agreement, dated January 19, 2016, among Real Goods Solar, Inc., Real Goods Energy Tech, Inc., Real Goods Trading Corporation, Alteris Renewables, Inc., Real Goods Syndicated, Inc., Mercury Energy, Inc., Real Goods Solar, Inc.—Mercury Solar, Elemental Energy, LLC, Sunetric Management LLC and Silicon Valley Bank (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Quarterly Report on Form 10-Q filed May 12, 2016 (Commission File No. 001-34044)).

Exhibit No.	Description

10.48	Amended and Restated Loan and Security Agreement, dated March 30, 2016, among Real Goods Solar, Inc., RGS Financing, Inc., Real Goods Energy Tech, Inc., Alteris Renewables, Inc., Real Goods Syndicated, Inc., Mercury Energy, Inc., Real Goods Solar, Inc. – Mercury Solar, Elemental Energy, LLC, Sunetric Management LLC and Solar Solutions and Distribution, LLC (Incorporated by reference to Exhibit 10.3 to Real Goods Solar’s Quarterly Report on Form 10-Q filed May 12, 2016 (Commission File No. 001-34044)).

10.49	Securities Purchase Agreement, dated April 1, 2016, among Real Goods Solar, Inc. and the investors party thereto (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed April 1, 2016 (Commission File No. 001-34044)).

10.50	Registration Rights Agreement, dated April 1, 2016, among Real Goods Solar, Inc. and the investors party thereto (Incorporated by reference to Exhibit 10.2 to Real Goods Solar’s Current Report on Form 8-K filed April 1, 2016 (Commission File No. 001-34044)).

10.51	Form of Deposit Account Control Agreement, dated April 1, 2016, among Real Goods Solar, Inc., Bank of Hawaii and the investors party thereto (Incorporated by reference to Exhibit 10.3 to Real Goods Solar’s Current Report on Form 8-K filed April 1, 2016 (Commission File No. 001-34044)).

10.52	Voting Agreement, dated April 1, 2016, between Real Goods Solar, Inc. and Riverside Renewable Energy Investments, LLC (Incorporated by reference to Exhibit 10.4 to Real Goods Solar’s Current Report on Form 8-K filed April 1, 2016 (Commission File No. 001-34044)).

10.56	First Loan Modification Agreement, dated May 25, 2016 and effective as of May 19, 2016, among Real Goods Solar, Inc., RGS Financing, Inc., Real Goods Energy Tech, Inc., Alteris Renewables, Inc., Real Goods Syndicated, Inc., Mercury Energy, Inc., Real Goods Solar, Inc. – Mercury Solar, Elemental Energy, LLC, Sunetric Management LLC and Solar Solutions and Distribution, LLC (Incorporated by reference to Exhibit 99.1 to Real Goods Solar’s Current Report on Form 8-K filed May 27, 2016 (Commission File No. 001-34044)).

10.57	Exclusive Master Supply Agreement dated April 29, 2015, between Real Goods Solar, Inc. and Solar Solutions and Distribution LLC (Incorporated by reference to Exhibit 99.2 to Real Goods Solar’s Current Report on Form 8-K filed May 27, 2016 (Commission File No. 001-34044)).

10.58	Amendment to Exclusive Master Supply Agreement, dated May 25, 2016 and effective as of May 19, 2016, between Real Goods Solar, Inc. and Solar Solutions and Distribution LLC (Incorporated by reference to Exhibit 99.3 to Real Goods Solar’s Current Report on Form 8-K filed May 27, 2016 (Commission File No. 001-34044)).

10.59	Argonaut Insurance Company General Indemnity Agreement, made as of April 20, 2009, by and among Argonaut Insurance Company, Gaiam, Inc., Real Goods Solar, Inc. and Regrid Power, Inc. (Incorporated by reference to Exhibit 10.8 to Real Goods Solar’s Quarterly Report on Form 10-Q filed August 22, 2016 (Commission File No. 001-34044)).

10.60	Final Acceptance Payment and Performance Bond, made as of February 15, 2013, by and among Argonaut Insurance Company, Real Goods Energy Tech, Inc. and GASNA 14P, LLC (Incorporated by reference to Exhibit 10.9 to Real Goods Solar’s Quarterly Report on Form 10-Q filed August 22, 2016 (Commission File No. 001-34044)).

10.61	Continuation Certificate issued by Argonaut Insurance Company on October 13, 2015 (Incorporated by reference to Exhibit 10.10 to Real Goods Solar’s Quarterly Report on Form 10-Q filed August 22, 2016 (Commission File No. 001-34044)).

10.62	Second Loan Modification Agreement made as of August 22, 2016, but effective August 19, 2016 among Real Goods Solar, Inc., RGS Financing, Inc., Real Goods Energy Tech, Inc., Alteris Renewables, Inc., Real Goods Syndicated, Inc., Mercury Energy, Inc., Real Goods Solar, Inc. – Mercury Solar, Elemental Energy, LLC, Sunetric Management LLC and Solar Solutions and Distribution, LLC (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed August 24, 2016 (Commission File No. 001-34044)).

10.63	Underwriting Agreement, dated September 9, 2016, between Real Goods Solar, Inc., Roth Capital Partners, LLC and WestPark Capital, Inc. (Incorporated by reference to Exhibit 1.1 to Real Goods Solar’s Current Report on Form 8-K filed September 13, 2016 (Commission File No. 001-34044)).

10.64	Form of Lock-Up Agreement, dated September 14, 2016, entered into by each of the directors, officers, and Riverside Renewable Energy Investments, LLP, in connection with the September 14, 2016 public unit offering (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed September 13, 2016 (Commission File No. 001-34044))

10.65	Placement Agency Agreement, dated December 8, 2016, among Real Goods Solar, Inc., Roth Capital Partners, LLC and WestPark Capital, Inc. (Incorporated by reference to Exhibit 1.1 to Real Goods Solar’s Current Report on Form 8-K filed December 13, 2016 (Commission File No. 001-34044)).

Exhibit No.	Description

10.66	Form of Securities Purchase Agreement, dated December 8, 2016, among Real Goods Solar, Inc. and the purchasers party thereto (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed December 13, 2016 (Commission File No. 001-34044)).

10.67	Form of Leak-Out Agreement, dated December 8, 2016, entered into by $10,000 or greater investors party the Securities Purchase Agreement, dated December 8, 2016 (Incorporated by reference to Exhibit 10.2 to Real Goods Solar’s Current Report on Form 8-K filed December 13, 2016 (Commission File No. 001-34044)).

10.68	Form of Amendment to Securities Purchase Agreement, dated December 12, 2016, among Real Goods Solar, Inc. and the purchasers party thereto (Incorporated by reference to Exhibit 10.3 to Real Goods Solar’s Current Report on Form 8-K filed December 13, 2016 (Commission File No. 001-34044)).

21.1	Subsidiaries of the Registrant (filed herewith)

23.1	Consent of Hein & Associates LLP (filed herewith)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Indicates management contract or compensatory plan or arrangement.
+	This exhibit excludes schedules and exhibits pursuant to Item 601(b)(2) of Regulation S-K, which the registrant agrees to furnish supplementally to the Securities and Exchange Commission upon request by the Commission.