Form 10-K/A
period 2016-12-31
Real Goods Solar, Inc.
filed 2017-04-11
CIK 1425565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

REAL GOODS SOLAR, INC.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2016

EXPLANATORY NOTE

Real Goods Solar, Inc. (“Real Goods Solar”, “we”, “us”, or the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which was originally filed on March 10, 2017 (the “Original Filing”), solely to: (a) update the information in Item 11 to include inadvertently omitted information (i) with respect to Thomas Mannik, our Principal Accounting Officer and Controller, under the headings “Summary Compensation” and “Outstanding Equity Awards at Fiscal Year End,” and (ii) previously reported disclosure regarding employment agreements and potential payments upon termination or change-in-control of the Company’s named executive officers; and (b) update Item 15 to reflect the exhibits filed with this Amendment.

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

Name and Principal Position	Year	Salary (1)	Option Awards (2)	Totals
Dennis Lacey (3)	2016	$376,442	–	$376,442
Chief Executive Officer and Director	2015	$354,808	$47,600	$402,408
Alan Fine (4)	2016	$168,846	–	$168,846
Principal Financial Officer and Treasurer	2015	$158,538	$7,140	$165,678
Thomas Mannik (5)	2016	$133,846		$133,846
Principal Accounting Officer and Controller

(1)	The Salary column represents amounts earned during those years and, because of the timing of payments, do not represent amounts paid during those years. The annual base salary rates for Mr. Lacey was $300,000 and $375,000 for portions of 2015 and $375,000 for all of 2016, for Mr. Fine, $140,000 and $160,000 for portions of 2015 and $160,000 and $185,000 for portions of 2016 and for Mr. Mannik, $130,000 and $155,000 for portions of 2016.

(2)	The amounts in the Option Awards column reflect the aggregated grant date fair value of awards granted during 2016 and 2015, all of which were computed in accordance with FASB ASC Topic 718. Assumptions used in the calculation of the aggregated grant date fair value for these options are included in Note 10. Share-Based Compensation to our audited financial statements, included in Item 8 of this Annual Report. The terms of the options are described under the Outstanding Equity Awards at Fiscal Year-End Table below. We did not grant any option awards to our named executive officers during 2016.

(3)	Mr. Lacey commenced service as our Chief Executive Officer and director on August 18, 2014.

(4)	Mr. Fine commenced service as our Principal Accounting Officer on October 14, 2014 and was named the Principal Financial Officer on February 3, 2016.

(5)	Mr. Mannik commenced service as our Principal Accounting Officer on February 3, 2016.

Outstanding Equity Awards at Fiscal Year-End

The following table includes certain information with respect to unexercised options previously awarded to our executive officers named above in the Summary Compensation Table and outstanding as of December 31, 2016.

	Option Awards
	Number of Securities Underlying Unexercised Options (1)			Option Exercise	Option Expiration
	Exercisable	Unexercisable		Price (1)	Date (1)
Dennis Lacey	10	3	(2)	$45,120	02/28/2021
	5	-	(3)	$26,520	07/17/2021
	12	13	(4)	$24,720	08/18/2021
	22	12	(5)	$1,428	06/30/2020
Alan Fine	2	-	(6)	$31,800	07/07/2021
	3	-	(7)	$14,760	10/19/2021
	3	2	(8)	$1,428	06/30/2020
Thomas Mannik	4	3	(9)	$1,428	06/30/2020

(1)	The exercise price of the options is equal to the closing stock market price of our Class A common stock on the date of grant and the options expire seven years from the date of grant except as noted. For further information, see Note 10. Share-Based Compensation to our audited financial statements, included in Item 8 of this Annual Report.

(2)	The options vest over five years, 2% each month commencing on February 28, 2015.

(3)	The options vest over five years, 2% each month commencing on July 17, 2015.

(4)	The options vest over five years, 2% each month commencing on August 8, 2015.

(5)	25% of the options vested immediately upon grant, and the remaining 75% of the options vest over five years, 5% each quarter commencing on June 30, 2015.

(6)	The options vest over five years, 2% each month commencing on July 7, 2015.

(7)	The options vest over five years, 2% each month commencing on October 19, 2015.

(8)	The options vest over five years, 5% each quarter commencing on June 30, 2015.

(9)	The options vest over five years, 5% each quarter commencing on June 30, 2015.

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

Employment Agreements and Compensation of our Named Executive Officers

On June 1, 2015, we entered into a written employment agreement with Dennis Lacey, outlining the terms of his employment as our Chief Executive Officer. Pursuant to the terms of the employment agreement, Mr. Lacey will receive an initial annual base salary of $375,000. Our board of directors may, in its sole discretion, adjust his base salary but may not reduce the base salary unless such reduction is done in connection with a broad reduction of compensation of our management.

For each fiscal year, Mr. Lacey is eligible for an annual performance bonus of up to 100% of his base salary, subject to such terms and conditions and upon achievement of performance targets as determined by the board of directors or a committee created by its board of directors. For the fiscal year ended December 31, 2015, Mr. Lacey was eligible for a performance bonus based on EBITDA (as defined in the employment agreement) targets for the nine-month period ended December 31, 2015 in the following manner: (i) if EBITDA exceeded negative $2 million but not $0, the performance bonus would have increased pro rata with EBITDA from 0% up to 50% of Mr. Lacey’s initial base salary of   $375,000, and (ii) if EBITDA exceeded $0, the performance bonus would have increased pro rata with EBITDA to an amount up to 100% of Mr. Lacey’s initial base salary of  $375,000 upon achieving EBITDA equal to or exceeding $1,949,000. Mr. Lacey must be an employee on the date a performance bonus is to be paid to be eligible to receive it. We did not pay Mr. Lacey any bonus for 2015 or 2016.

Mr. Lacey is eligible to participate in the Company’s 401K plan and is eligible for expense reimbursement for business expenses incurred in connection with his duties under his employment agreement. Mr. Lacey is also eligible for coverage under group insurance plans and to receive fringe benefits made available to the Company’s executive and management employees. The Company will pay the premiums for coverage of Mr. Lacey and his dependents under such insurance plans.

The term of the employment agreement continues until terminated and may be terminated as described below and (i) by mutual agreement between the parties, (ii) automatically upon Mr. Lacey’s death or disability, (iii) by Mr. Lacey for any or no reason upon 30 days’ prior written notice, and (iv) by the Company for “cause,” as discussed below, effective immediately. If terminated in this manner, the Company will pay to Mr. Lacey any accrued but unpaid base salary, accrued but unused vacation and reimbursable business expenses and Mr. Lacey is not entitled to any severance benefits. “Cause” is defined as Mr. Lacey (i) violating in any material respect any term of the employment agreement or a nondisclosure agreement entered into with the Company in 2014, (ii) violating any Company policy, procedure or guideline that results in material harm to the Company, (iii) acting with gross negligence in the performance of his duties resulting in harm to the Company, (iv) engaging in any of the following forms of misconduct: commission of any felony or any misdemeanor involving dishonesty or moral turpitude; theft or misuse of Company’s property; illegal use or possession of any controlled substance; discriminatory or harassing behavior, whether or not illegal under federal, state or local law; or falsifying any document or making any materially false or misleading statement relating to his employment, or (v) failing to cure, within 30 days, any material injury to the economic or ethical welfare of the Company caused by his malfeasance, gross misconduct or material inattention to his duties and responsibilities under the employment agreement (such cure right being limited to one occurrence unless otherwise agreed to by the board of directors).

In addition to the foregoing, if the Company terminates Mr. Lacey’s employment without “cause,” Mr. Lacey is entitled to severance compensation equal to 12 months of his most recent base salary, which shall be payable in equal installments in accordance with the Company’s standard payroll practice. However, if the Company terminates Mr. Lacey’s employment within 12 months after the consummation of a change of control (as defined in the employment agreement and as discussed below), such severance payment shall equal 12 months of Mr. Lacey’s most recent base salary plus the maximum performance bonus that Mr. Lacey may earn for such fiscal year and shall be payable in one lump sum within 30 calendar days after termination of employment. A “change of control” means any transaction or series of related transactions (i) the result of which is that any person or persons controlling, controlled by or under common control with such person becomes the beneficial owner of more than 50% of the issued and outstanding Company voting stock (including securities convertible or exercisable for voting stock), (ii) that results in the sale of all or substantially all of the Company’s assets, or (iii) that results in a consolidation or merger whereby the Company is not the surviving entity. Mr. Lacey’s receipt of severance compensation is conditioned on his executing release and confidentiality agreements as further described in the employment agreement.

Furthermore, subject to notice and cure periods, Mr. Lacey may terminate the employment agreement for “good reason,” if, without Mr. Lacey’s prior consent, (i) the Company materially breaches its obligations under the employment agreement, (ii) following a change of control, the successor company fails to assume the Company’s obligations under the employment agreement, or (iii) within 12 months after a change of control, (A) Mr. Lacey is no longer the Chief Executive Officer of the surviving company, (B) his duties are materially altered or his authority is materially diminished, (C) his employment-related benefits are materially diminished, or (D) the Company’s principal executive offices are moved more than 25 miles from their current location. A termination for “good reason” is deemed to be a termination by the Company without “cause.”

On May 31, 2015 and in connection with entering into the employment agreement, our board of directors granted Mr. Lacey options to purchase 34 shares (1,000 shares before the January 2017 reverse stock split) of the Company’s Class A common stock at an exercise price of $1,428 per share ($47.60 per share before the January 2017 reverse stock split) under the Incentive Plan. At the time of grant, 25% of the options immediately vest and the remaining 75% subsequently vest in equal quarterly installments over the five-year period following the grant. The options awarded to Mr. Lacey are subject to the terms of a new standard form of Employee Stock Option Agreement adopted by the compensation committee in May 2015, under which we expect to grant options under the Incentive Plan, and includes the following terms and conditions:

•	The options expire on the seventh anniversary of the effective date of the applicable stock option grant and may not be exercised after the close of business on the applicable expiration date;

•	The options vest over a five-year period at a rate of 5.00% on the last day of each calendar quarter occurring after the effective date of the applicable grant so long as the grantee has been continuously employed from the effective date of grant through the applicable vesting date;

•	All of the unvested shares will vest immediately prior to the consummation of a change in control (which definition is substantively the same as the description of the definition of change of control in the employment agreement), provided that the grantee is an employee on the date the change in control is consummated;

•	Vesting ceases on the date the grantee ceases to be an employee;

•	Following the last day of employment, vested options may be exercised at any time during the lesser of (i) 30 days starting the day after the last date of employment, or (ii) the remaining term of the options; provided that if termination occurs (A) due to death or disability while grantee is employed, the options may be exercised at any time during the lesser of (1) one year starting the day after the last date of employment, or (2) the remaining term of the options, or (B) due to retirement, the option may be exercised at any time during the lesser of (1) the three month period commencing on the first day after the employees last day of employment, or, if employee dies during the three month period commencing on the first day after employee’s last day of employment, then the one year period commencing on the first day after the employee’s last day of employment with RGS, or (2) the remaining term of the option; and

•	In connection with their receipt of stock options under the Employee Stock Option Agreement, employees agree to be subject to typical non-disparagement, confidentiality and non-compete provisions.

Other than as described below, we have not entered into traditional employment agreements with any other named executive officers. Generally, those named executive officers who have been granted stock options, are subject to covenants concerning confidentiality, non-competition, non-solicitation of employees and customers and assignment of inventions contained in our standard form of stock option agreement executed upon grant.

Potential Payments Upon Termination or Change-in-Control

Pursuant to the terms of the employment agreement with Mr. Lacey, Mr. Lacy is entitled to receive the severance payments in the amount and pursuant to the terms described above in “Employment Agreements and Compensation for our Named Executive Officers — Dennis Lacey.”

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

Name	Fees Earned or Paid in Cash
David Belluck	$50,600
Pavel Bouska	$31,400
Ian Bowles	$32,000
John Schaeffer	$25,400
Robert L. Scott	$44,600
Steven Kaufman (1)	$7,000

(1)	Effective April 5, 2016, Mr. Kaufman resigned as a director of the Company.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

Documents filed as part of this report are as follows:

2.	Consolidated Financial Statements.

See listing of Consolidated Financial Statements included as part of this Form 10-K in Item 8 of Part II.

2.	Exhibits:

The following exhibits are incorporated by reference into or are filed or furnished with this report as indicated below:

Exhibit No.	Description

3.1	Articles of Incorporation of Real Goods Solar, Inc. (Incorporated by reference to Exhibit 3.1 to Real Goods Solar’s Quarterly Report on Form 10-Q filed November 8, 2016 (Commission File No. 001-34044)).

3.2	Certificate of Designation of Preferences, Rights and Limitations of Series A 12.5% Mandatorily Convertible Preferred Stock (Incorporated by reference to Exhibit 3.2 to Real Goods Solar’s Quarterly Report on Form 10-Q filed November 8, 2016 (Commission File No. 001-34044)).

3.3	Bylaws of Real Goods Solar, Inc. (Incorporated by reference to Exhibit 3.2 to Real Goods Solar’s Amendment No. 1 to Registration Statement on Form S-1 filed March 28, 2008 (Commission File No. 333-149092)).

4.1	Form of Real Goods Solar Class A Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to Real Goods Solar’s Amendment No. 5 to Registration Statement on Form S-1 filed May 2, 2008 (Commission File No. 333-149092)).

4.2	Warrant, dated March 26, 2013, pursuant to the Second Loan Modification and Reinstatement Agreement, dated as of November 13, 2012, among Silicon Valley Bank, Real Goods Energy Tech, Inc., Real Goods Trading Corporation, Earth Friendly Energy Group Holdings, LLC, Alteris Renewables, Inc., Earth Friendly Energy Group, LLC, Solar Works, LLC, Alteris RPS, LLC, and Alteris ISI, LLC (Incorporated by reference to Exhibit 10.21 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013 (Commission File No. 001-34044)).

4.3	Warrant, dated March 27, 2013, issued to Silicon Valley Bank pursuant to the Third Loan Modification Agreement, dated as of March 27, 2013, among Silicon Valley Bank, Real Goods Energy Tech, Inc., Real Goods Trading Corporation, and Alteris Renewables, Inc. (Incorporated by reference to Exhibit 10.22 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013 (Commission File No. 001-34044)).

4.4	Form of Warrant, dated June 3, 2013, issued to the investors under the Securities Purchase Agreement, dated May 24, 2013, among Real Goods Solar, Inc. and the investors identified therein (Incorporated by reference to Exhibit 4.1 to Real Goods Solar’s Current Report on Form 8-K filed June 3, 2013 (Commission File No. 001-34044)).

4.5	Form of Warrant, dated November 20, 2013, issued pursuant to the Underwriting Agreement, dated as of November 15, 2013 by and between the Company and Cowen and Company (Incorporated by reference to Exhibit 4.1 to Real Goods Solar’s Current Report on Form 8-K filed November 21, 2013 (Commission File No. 001-34044)).

4.6	Form of Warrant, dated July 2, 2014, issued to the investors under the Securities Purchase Agreement, dated July 2, 2014, among Real Goods Solar, Inc. and the investors identified therein (Incorporated by reference to Exhibit 4.1 to Real Goods Solar’s Current Report on Form 8-K filed July 3, 2014 (Commission File No. 001-34044)).

4.7	Warrant, dated June 6, 2014, issued to Silicon Valley Bank pursuant to the Joinder and Sixth Loan Modification Agreement, dated June 6, 2014, among Real Goods Energy Tech, Inc., Real Goods Trading Corporation, Alteris Renewables, Inc., Real Goods Syndicated, Inc., Mercury Energy, Inc., Real Goods Solar, Inc. - Mercury Solar, Elemental Energy, LLC, Sunetric Management LLC and Silicon Valley Bank (Incorporated by reference to Exhibit 4.1 to Real Goods Solar’s Quarterly Report on Form 10-Q filed August 19, 2014 (Commission File No. 001-34044)).

4.8	Warrant, dated November 19, 2014, issued to Silicon Valley Bank pursuant to the Seventh Loan Modification Agreement, dated November 19, 2014, among Real Goods Energy Tech, Inc., Real Goods Trading Corporation, Alteris Renewables, Inc., Real Goods Syndicated, Inc., Mercury Energy, Inc., Real Goods Solar, Inc. - Mercury Solar, Elemental Energy, LLC, Sunetric Management LLC and Silicon Valley Bank (Incorporated by reference to Exhibit 4.8 to Real Goods Solar’s Annual Report on Form 10-K filed March 31, 2015 (Commission File No. 001-34044)).

4.9	Combined Form of Warrant issued to investors on February 26 and 27, 2015 (Incorporated by reference to Exhibit 4.1 to Real Goods Solar’s Current Report on Form 8-K filed February 24, 2015 (Commission File No. 001-34044)).

4.10	Warrant to Purchase Common Stock dated February 27, 2015, issued to WestPark Capital, Inc. (Incorporated by reference to Exhibit 4.2 to Real Goods Solar’s Quarterly Report on Form 10-Q filed May 11, 2015 (Commission File No. 001-34044)).

Exhibit No.	Description

4.11	Waiver and Amendment Agreement, dated March 31, 2015, among Real Goods Solar, Inc. and the investor party thereto (Incorporated by reference to Exhibit 4.3 to Real Goods Solar’s Quarterly Report on Form 10-Q filed May 11, 2015 (Commission File No. 001-34044)).

4.12	Form of Series F Warrant issued to investors on June 30 and July 1, 2015 (Incorporated by reference to Exhibit 4.1 to Real Goods Solar’s Current Report on Form 8-K filed June 26, 2015 (Commission File No. 001-34044)).

4.13	Form of Warrant to Purchase Common Stock, dated June 30, 2015, issued to WestPark Capital, Inc. (Incorporated by reference to Exhibit 4.3 to Real Goods Solar’s Quarterly Report on Form 10-Q filed August 10, 2015 (Commission File No. 001-34044)).

4.14	Form of Senior Secured Convertible Note issued to the investors under the Securities Purchase Agreement, dated April 1, 2016 (Incorporated by reference to Exhibit 4.1 to Real Goods Solar’s Current Report on Form 8-K filed April 1, 2016 (Commission File No. 001-34044)).

4.15	Form of Series G Warrants issued to the investors under the Securities Purchase Agreement, dated April 1, 2016 (Incorporated by reference to Exhibit 4.2 to Real Goods Solar’s Current Report on Form 8-K filed April 1, 2016 (Commission File No. 001-34044)).

4.16	Form of Termination and Amendment Agreement, dated May 12, 2016, between Real Goods Solar, Inc. and each of the investors party to the Securities Purchase Agreement, dated April 1, 2016 (Incorporated by reference to Exhibit 4.1 to Real Goods Solar’s Quarterly Report on Form 10-Q filed May 12, 2016 (Commission File No. 001-34044)).

4.17	Form of Series H Warrant, dated September 14, 2016, issued to investors participating in the September 14, 2016 public unit offering (Incorporated by reference to Exhibit 4.17 to Amendment No. 5 to Real Goods Solar’s Registration Statement on Form S-1 filed September 7, 2016 (Commission File No. 333-211915))

4.18	Form of Underwriter Warrant (Incorporated by reference to Exhibit 4.19 to Amendment No. 3 to Real Goods Solar’s Registration Statement on Form S-1 filed August 25, 2016 (Commission File No. 333-211915)).

4.19	Form of Real Goods Solar Series A 12.5% Mandatorily Convertible Preferred Stock Certificate (Incorporated by reference to Exhibit 4.18 to Amendment No. 3 to Real Goods Solar’s Registration Statement on Form S-1 filed August 25, 2016 (Commission File No. 333-211915)).

4.20	Representative Warrant to Purchase Units Consisting of Series A 12.5% Mandatorily Convertible Preferred Stock and Series H Warrant to Purchase Common Stock, dated September 14, 2016, issued to Roth Capital Partners, LLC (Incorporated by reference to Exhibit 4.1 to Real Goods Solar’s Current Report on Form 8-K filed September 14, 2016 (Commission File No. 001-34044)).

4.21	Form of Series I Warrant, dated December 8, 2016, issued to investors party the Securities Purchase Agreement, dated December 8, 2016 (Incorporated by reference to Exhibit 4.1 to Real Goods Solar’s Current Report on Form 8-K filed December 13, 2016 (Commission File No. 001-34044)).

4.22	Form of Series J Warrant, dated December 8, 2016, issued to investors party the Securities Purchase Agreement, dated December 8, 2016 (Incorporated by reference to Exhibit 4.2 to Real Goods Solar’s Current Report on Form 8-K filed December 13, 2016 (Commission File No. 001-34044)).

4.23	Placement Agent Warrant, dated as of December 13, 2016, issued to Roth Capital Partners, LLC (Incorporated by reference to Exhibit 4.1 to Real Goods Solar’s Current Report on Form 8-K filed December 14, 2016 (Commission File No. 001-34044)).

10.1*	Form of Real Goods Solar, Inc. Employee Stock Option Agreement (Incorporated by reference to Exhibit 10.2 to Real Goods Solar’s Amendment No. 1 to Registration Statement on Form S-1 filed March 28, 2008 (Commission File No. 333-149092)).

10.2*	Amended and Restated Real Goods Solar, Inc. 2008 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed November 17, 2016 (Commission File No. 001-34044)).

10.3	Tax Sharing and Indemnification Agreement between Real Goods Solar, Inc. and Gaiam, Inc. (Incorporated by reference to Exhibit 10.7 to Real Goods Solar’s Amendment No. 3 to Registration Statement on Form S-1 filed April 17, 2008 (Commission File No. 333-149092)).

10.4	Amended and Restated Registration Rights Agreement, dated as of December 19, 2011, between Real Goods Solar, Inc. and Riverside Renewable Energy Investments, LLC (Incorporated by reference to Exhibit 10.3 to Real Goods Solar’s Current Report on Form 8-K filed December 21, 2011 (Commission File No. 001-34044)).

Exhibit No.	Description

10.5	Shareholders Agreement, dated as of December 19, 2011, between Real Goods Solar, Inc. and Riverside Renewable Energy Investments, LLC (Incorporated by reference to Exhibit 10.4 to Real Goods Solar’s Current Report on Form 8-K filed December 21, 2011 (Commission File No. 001-34044)).

10.6	Security Agreement, dated as of December 19, 2011, between Real Goods Solar, Inc. and Silicon Valley Bank (Incorporated by reference to Exhibit 10.2 to Real Goods Solar’s Current Report on Form 8-K filed December 21, 2011 (Commission File No. 001-34044)).

10.7	First Amendment to Tax Sharing Agreement, dated as of December 19, 2011, between Real Goods Solar, Inc. and Gaiam, Inc. (Incorporated by reference to Exhibit 10.17 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013 (Commission File No. 001-34044)).

10.8	Form of Promissory Note issued to Riverside Renewable Energy Investments, LLC on May 4, 2012 and June 20, 2012 (Incorporated by reference to the fourth attachment to the Shareholders Agreement filed as Exhibit 10.4 to Real Goods Solar’s Current Report on Form 8-K filed December 21, 2011 (Commission File No. 001-34044)).

10.11	Loan Commitment, dated as of November 13, 2012, among Real Goods Solar, Inc., Riverside Renewable Energy Investments, LLC and Gaiam, Inc. (Incorporated by reference to Exhibit 10.13 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013 (Commission File No. 001-34044)).

10.12	Form of Promissory Note issued to Riverside Renewable Energy Investment LLC on December 13, 2013 pursuant to the Loan Commitment, dated as of November 13, 2012 (Incorporated by reference to Exhibit 10.15 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013 (Commission File No. 001-34044)).

10.15	Form of Amended and Restated Promissory Note issued to Riverside Fund III L.P. on March 27, 2013 in the principal amounts of $3 million and $150 thousand, respectively (Incorporated by reference to Exhibit 10.19 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013 (Commission File No. 001-34044)).

10.16	Form of Amended and Restated Promissory Note issued to Gaiam, Inc. and Riverside Renewable Energy Investment LLC on March 27, 2013 pursuant to the Loan Commitment, dated as of November 13, 2012 (Incorporated by reference to Exhibit 10.23 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013 (Commission File No. 001-34044)).

10.19	Securities Purchase Agreement, dated May 24, 2013, among Real Goods Solar, Inc. and the investors thereunder (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed May 24, 2013 (Commission File No. 001-34044)).

10.20	Form of Second Amended and Restated Promissory Note issued to Riverside Fund III, L.P. on May 21, 2013 in the principal amounts of $3.0 million and $150,000, respectively (Incorporated by reference to Exhibit 10.3 to Real Goods Solar’s Current Report on Form 8-K filed May 24, 2013 (Commission File No. 001-34044)).

10.21	Registration Rights Agreement, dated June 3, 2013, among Real Goods Solar, Inc. and the investors under the Securities Purchase Agreement, dated May 24, 2013, among Real Goods Solar, Inc. and such investors (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed June 3, 2013 (Commission File No. 001-34044)).

10.22	Pre-Voting Agreement, dated August 8, 2013, among Mercury Energy, Inc., Real Goods Solar, Inc., Timothy Greener, Peter Kaufmann and Richard D. White (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed August 9, 2013 (Commission File No. 001-34044)).

10.23	Intellectual Property Security Agreement, dated September 26, 2013, among Real Goods Energy Tech, Inc., Real Goods Trading Corporation, Alteris Renewables, Inc., Real Goods Syndicated, Inc., Real Goods Solar, Inc. and Silicon Valley Bank (Incorporated by reference to Exhibit 10.2 to Real Goods Solar’s Current Report on Form 8-K filed September 27, 2013 (Commission File No. 001-34044)).

10.24	Agreement, dated November 5, 2013, among Gaiam, Inc., Riverside Renewable Energy Investments, LLC and Real Goods Solar, Inc. (Incorporated by reference to Exhibit 10.2 to Real Goods Solar’s Current Report on Form 8-K filed November 5, 2013 (Commission File No. 001-34044)).

10.25	Securities Purchase Agreement, dated July 2, 2014, among Real Goods Solar, Inc. and the investors thereunder (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed July 3, 2014 (Commission File No. 001-34044)).

Exhibit No.	Description

10.26	Form of Registration Rights Agreement, dated July 9, 2014, among Real Goods Solar, Inc. and the investors under the Securities Purchase Agreement, dated July 2, 2014, among Real Goods Solar, Inc. and such investors (Incorporated by reference to Exhibit 10.2 to Real Goods Solar’s Current Report on Form 8-K filed July 3, 2014 (Commission File No. 001-34044)).

10.28	Intellectual Property Security Agreement, dated June 6, 2014, among Mercury Energy, Inc., Real Goods Solar, Inc. - Mercury Solar, Elemental Energy, LLC, Sunetric Management LLC and Silicon Valley Bank (Incorporated by reference to Exhibit 10.3 to Real Goods Solar’s Quarterly Report on Form 10-Q filed August 19, 2014 (Commission File No. 001-34044)).

10.31*	Confidential Separation Agreement and Release, dated August 18, 2014, between Real Goods Solar, Inc. and Kamyar Mofid (Incorporated by reference to Exhibit 10.3 to Real Goods Solar’s Quarterly Report on Form 10-Q filed November 19, 2014 (Commission File No. 001-34044)).

10.32	Form of Third Amended and Restated Promissory Note issued to Riverside Fund III, L.P. on August 18, 2014 in the principal amounts of $3.0 million and $150,000, respectively (Incorporated by reference to Exhibit 10.4 to Real Goods Solar’s Quarterly Report on Form 10-Q filed November 19, 2014 (Commission File No. 001-34044)).

10.33	Placement Agency Agreement, dated February 23, 2015, between Real Goods Solar, Inc. and WestPark Capital, Inc. (Incorporated by reference to Exhibit 1.1 to Real Goods Solar’s Current Report on Form 8-K filed February 24, 2015 (Commission File No. 001-34044)).

10.34	Form of Securities Purchase Agreement, dated February 23, 2015, among Real Goods Solar, Inc. and the investors thereunder (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed February 24, 2015 (Commission File No. 001-34044)).

10.35	Form of Lock-Up Agreement, dated February 23, 2015, entered into among Real Goods Solar, Inc. and the investors under the Securities Purchase Agreement, dated February 23, 2015, among Real Goods Solar, Inc. and such investors (Incorporated by reference to Exhibit 10.2 to Real Goods Solar’s Current Report on Form 8-K filed February 24, 2015 (Commission File No. 001-34044)).

10.36	Form of Voting Agreement, dated February 23, 2015, entered into among Real Goods Solar, Inc. and the investors under the Securities Purchase Agreement, dated February 23, 2015, among Real Goods Solar, Inc. and such investors (Incorporated by reference to Exhibit 10.3 to Real Goods Solar’s Current Report on Form 8-K filed February 24, 2015 (Commission File No. 001-34044)).

10.37	Fourth Amended and Restated Promissory Note for $3,000,000, dated March 16, 2015, between Real Goods Solar, Inc. and Riverside Fund III, L.P. Bank (Incorporated by reference to Exhibit 10.2 to Real Goods Solar’s Current Report on Form 8-K filed March 18, 2015 (Commission File No. 001-34044)).

10.38	Fourth Amended and Restated Promissory Note for $150,000, dated March 16, 2015, between Real Goods Solar, Inc. and Riverside Fund III, L.P. (Incorporated by reference to Exhibit 10.3 to Real Goods Solar’s Current Report on Form 8-K filed March 18, 2015 (Commission File No. 001-34044)).

10.39	Security Agreement, dated March 16, 2015, among Real Goods Solar, Inc., Real Goods Energy Tech, Inc., Alteris Renewables, Inc., Mercury Energy, Inc., Real Goods Solar, Inc.—Mercury Solar, Elemental Energy, LLC, Sunetric Management LLC and Riverside Fund III, L.P. (Incorporated by reference to Exhibit 10.4 to Real Goods Solar’s Current Report on Form 8-K filed March 18, 2015 (Commission File No. 001-34044)).

10.40*	Employment Agreement, dated June 1, 2015, between Real Goods Solar, Inc. and Dennis Lacey (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed June 3, 2015 (Commission File No. 001-34044)).

10.41*	Form of Employee Stock Option Agreement (Incorporated by reference to Exhibit 10.2 to Real Goods Solar’s Current Report on Form 8-K filed June 3, 2015 (Commission File No. 001-34044)).

10.42	Form of Conversion Agreement, dated June 24, 2015, between Real Goods Solar, Inc. and Riverside Fund III, L.P. (Incorporated by reference to Exhibit 10.2 to Real Goods Solar’s Quarterly Report on Form 10-Q filed August 10, 2015 (Commission File No. 001-34044)).

10.43	Placement Agency Agreement, dated June 25, 2015, between Real Goods Solar, Inc. and WestPark Capital, Inc. (Incorporated by reference to Exhibit 1.1 to Real Goods Solar’s Current Report on Form 8-K filed June 26, 2015 (Commission File No. 001-34044)).

Exhibit No.	Description

10.44	Form of Exchange Agreement, dated June 25, 2015, between Real Goods Solar, Inc. and certain holders of Series A Warrants and Series C Warrants (Incorporated by reference to Exhibit 10.3 to Real Goods Solar’s Quarterly Report on Form 10-Q filed August 10, 2015 (Commission File No. 001-34044)).

10.45	Form of Securities Purchase Agreement, dated June 25, 2015, among Real Goods Solar, Inc. and the investors party thereto (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed June 26, 2015 (Commission File No. 001-34044)).

10.46	Letter of Intent, dated December 17, 2015, between Real Goods Solar, Inc. and Solar Solutions and Distribution, LLC (Incorporated by reference to Exhibit 10.57 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2016 (Commission File No. 001-34044)).

10.47	Waiver and Consent Agreement, dated January 19, 2016, among Real Goods Solar, Inc., Real Goods Energy Tech, Inc., Real Goods Trading Corporation, Alteris Renewables, Inc., Real Goods Syndicated, Inc., Mercury Energy, Inc., Real Goods Solar, Inc.—Mercury Solar, Elemental Energy, LLC, Sunetric Management LLC and Silicon Valley Bank (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Quarterly Report on Form 10-Q filed May 12, 2016 (Commission File No. 001-34044)).

10.48	Amended and Restated Loan and Security Agreement, dated March 30, 2016, among Real Goods Solar, Inc., RGS Financing, Inc., Real Goods Energy Tech, Inc., Alteris Renewables, Inc., Real Goods Syndicated, Inc., Mercury Energy, Inc., Real Goods Solar, Inc. – Mercury Solar, Elemental Energy, LLC, Sunetric Management LLC and Solar Solutions and Distribution, LLC (Incorporated by reference to Exhibit 10.3 to Real Goods Solar’s Quarterly Report on Form 10-Q filed May 12, 2016 (Commission File No. 001-34044)).

10.49	Securities Purchase Agreement, dated April 1, 2016, among Real Goods Solar, Inc. and the investors party thereto (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed April 1, 2016 (Commission File No. 001-34044)).

10.50	Registration Rights Agreement, dated April 1, 2016, among Real Goods Solar, Inc. and the investors party thereto (Incorporated by reference to Exhibit 10.2 to Real Goods Solar’s Current Report on Form 8-K filed April 1, 2016 (Commission File No. 001-34044)).

10.51	Form of Deposit Account Control Agreement, dated April 1, 2016, among Real Goods Solar, Inc., Bank of Hawaii and the investors party thereto (Incorporated by reference to Exhibit 10.3 to Real Goods Solar’s Current Report on Form 8-K filed April 1, 2016 (Commission File No. 001-34044)).

10.52	Voting Agreement, dated April 1, 2016, between Real Goods Solar, Inc. and Riverside Renewable Energy Investments, LLC (Incorporated by reference to Exhibit 10.4 to Real Goods Solar’s Current Report on Form 8-K filed April 1, 2016 (Commission File No. 001-34044)).

10.56	First Loan Modification Agreement, dated May 25, 2016 and effective as of May 19, 2016, among Real Goods Solar, Inc., RGS Financing, Inc., Real Goods Energy Tech, Inc., Alteris Renewables, Inc., Real Goods Syndicated, Inc., Mercury Energy, Inc., Real Goods Solar, Inc. – Mercury Solar, Elemental Energy, LLC, Sunetric Management LLC and Solar Solutions and Distribution, LLC (Incorporated by reference to Exhibit 99.1 to Real Goods Solar’s Current Report on Form 8-K filed May 27, 2016 (Commission File No. 001-34044)).

10.57	Exclusive Master Supply Agreement dated April 29, 2015, between Real Goods Solar, Inc. and Solar Solutions and Distribution LLC (Incorporated by reference to Exhibit 99.2 to Real Goods Solar’s Current Report on Form 8-K filed May 27, 2016 (Commission File No. 001-34044)).

10.58	Amendment to Exclusive Master Supply Agreement, dated May 25, 2016 and effective as of May 19, 2016, between Real Goods Solar, Inc. and Solar Solutions and Distribution LLC (Incorporated by reference to Exhibit 99.3 to Real Goods Solar’s Current Report on Form 8-K filed May 27, 2016 (Commission File No. 001-34044)).

10.59	Argonaut Insurance Company General Indemnity Agreement, made as of April 20, 2009, by and among Argonaut Insurance Company, Gaiam, Inc., Real Goods Solar, Inc. and Regrid Power, Inc. (Incorporated by reference to Exhibit 10.8 to Real Goods Solar’s Quarterly Report on Form 10-Q filed August 22, 2016 (Commission File No. 001-34044)).

10.60	Final Acceptance Payment and Performance Bond, made as of February 15, 2013, by and among Argonaut Insurance Company, Real Goods Energy Tech, Inc. and GASNA 14P, LLC (Incorporated by reference to Exhibit 10.9 to Real Goods Solar’s Quarterly Report on Form 10-Q filed August 22, 2016 (Commission File No. 001-34044)).

10.61	Continuation Certificate issued by Argonaut Insurance Company on October 13, 2015 (Incorporated by reference to Exhibit 10.10 to Real Goods Solar’s Quarterly Report on Form 10-Q filed August 22, 2016 (Commission File No. 001-34044)).

Exhibit No.	Description

10.62	Second Loan Modification Agreement made as of August 22, 2016, but effective August 19, 2016 among Real Goods Solar, Inc., RGS Financing, Inc., Real Goods Energy Tech, Inc., Alteris Renewables, Inc., Real Goods Syndicated, Inc., Mercury Energy, Inc., Real Goods Solar, Inc. – Mercury Solar, Elemental Energy, LLC, Sunetric Management LLC and Solar Solutions and Distribution, LLC (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed August 24, 2016 (Commission File No. 001-34044)).

10.63	Underwriting Agreement, dated September 9, 2016, between Real Goods Solar, Inc., Roth Capital Partners, LLC and WestPark Capital, Inc. (Incorporated by reference to Exhibit 1.1 to Real Goods Solar’s Current Report on Form 8-K filed September 13, 2016 (Commission File No. 001-34044)).

10.64	Form of Lock-Up Agreement, dated September 14, 2016, entered into by each of the directors, officers, and Riverside Renewable Energy Investments, LLP, in connection with the September 14, 2016 public unit offering (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed September 13, 2016 (Commission File No. 001-34044)).

10.65	Placement Agency Agreement, dated December 8, 2016, among Real Goods Solar, Inc., Roth Capital Partners, LLC and WestPark Capital, Inc. (Incorporated by reference to Exhibit 1.1 to Real Goods Solar’s Current Report on Form 8-K filed December 13, 2016 (Commission File No. 001-34044)).

10.66	Form of Securities Purchase Agreement, dated December 8, 2016, among Real Goods Solar, Inc. and the purchasers party thereto (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed December 13, 2016 (Commission File No. 001-34044)).

10.67	Form of Leak-Out Agreement, dated December 8, 2016, entered into by $10,000 or greater investors party the Securities Purchase Agreement, dated December 8, 2016 (Incorporated by reference to Exhibit 10.2 to Real Goods Solar’s Current Report on Form 8-K filed December 13, 2016 (Commission File No. 001-34044)).

10.68	Form of Amendment to Securities Purchase Agreement, dated December 12, 2016, among Real Goods Solar, Inc. and the purchasers party thereto (Incorporated by reference to Exhibit 10.3 to Real Goods Solar’s Current Report on Form 8-K filed December 13, 2016 (Commission File No. 001-34044)).

21.1	Subsidiaries of the Registrant (filed previously as Exhibit 21.1 to Real Goods Solar’s Annual Report on Form 10-K filed on March 10, 2017)

23.1	Consent of Hein & Associates LLP (filed previously as Exhibit 23.1 to Real Goods Solar’s Annual Report on Form 10-K filed on March 10, 2017)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished previously as Exhibit 32.1 to Real Goods Solar’s Annual Report on Form 10-K filed on March 10, 2017)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished previously as Exhibit 32.2 to Real Goods Solar’s Annual Report on Form 10-K filed on March 10, 2017)

101.INS	XBRL Instance Document (filed previously as Exhibit 101.INS to Real Goods Solar’s Annual Report on Form 10-K filed on March 10, 2017)

101.SCH	XBRL Taxonomy Extension Schema (filed previously as Exhibit 101.SCH to Real Goods Solar’s Annual Report on Form 10-K filed on March 10, 2017)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed previously as Exhibit 101.CAL to Real Goods Solar’s Annual Report on Form 10-K filed on March 10, 2017)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (filed previously as Exhibit 101.DEF to Real Goods Solar’s Annual Report on Form 10-K filed on March 10, 2017)

101.LAB	XBRL Taxonomy Extension Label Linkbase (filed previously as Exhibit 101.LAB to Real Goods Solar’s Annual Report on Form 10-K filed on March 10, 2017)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed previously as Exhibit 101.PRE to Real Goods Solar’s Annual Report on Form 10-K filed on March 10, 2017)

*	Indicates management contract or compensatory plan or arrangement.
+	This exhibit excludes schedules and exhibits pursuant to Item 601(b)(2) of Regulation S-K, which the registrant agrees to furnish supplementally to the Securities and Exchange Commission upon request by the Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

Real Goods Solar, Inc.

/s/ Dennis Lacey
By: Dennis Lacey
Chief Executive Officer and Director
(Principal Executive Officer)

April 11, 2017

Exhibit No.	Description

3.1	Articles of Incorporation of Real Goods Solar, Inc. (Incorporated by reference to Exhibit 3.1 to Real Goods Solar’s Quarterly Report on Form 10-Q filed November 8, 2016 (Commission File No. 001-34044)).

3.2	Certificate of Designation of Preferences, Rights and Limitations of Series A 12.5% Mandatorily Convertible Preferred Stock (Incorporated by reference to Exhibit 3.2 to Real Goods Solar’s Quarterly Report on Form 10-Q filed November 8, 2016 (Commission File No. 001-34044)).

3.3	Bylaws of Real Goods Solar, Inc. (Incorporated by reference to Exhibit 3.2 to Real Goods Solar’s Amendment No. 1 to Registration Statement on Form S-1 filed March 28, 2008 (Commission File No. 333-149092)).

4.1	Form of Real Goods Solar Class A Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to Real Goods Solar’s Amendment No. 5 to Registration Statement on Form S-1 filed May 2, 2008 (Commission File No. 333-149092)).

4.2	Warrant, dated March 26, 2013, pursuant to the Second Loan Modification and Reinstatement Agreement, dated as of November 13, 2012, among Silicon Valley Bank, Real Goods Energy Tech, Inc., Real Goods Trading Corporation, Earth Friendly Energy Group Holdings, LLC, Alteris Renewables, Inc., Earth Friendly Energy Group, LLC, Solar Works, LLC, Alteris RPS, LLC, and Alteris ISI, LLC (Incorporated by reference to Exhibit 10.21 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013 (Commission File No. 001-34044)).

4.3	Warrant, dated March 27, 2013, issued to Silicon Valley Bank pursuant to the Third Loan Modification Agreement, dated as of March 27, 2013, among Silicon Valley Bank, Real Goods Energy Tech, Inc., Real Goods Trading Corporation, and Alteris Renewables, Inc. (Incorporated by reference to Exhibit 10.22 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013 (Commission File No. 001-34044)).

4.4	Form of Warrant, dated June 3, 2013, issued to the investors under the Securities Purchase Agreement, dated May 24, 2013, among Real Goods Solar, Inc. and the investors identified therein (Incorporated by reference to Exhibit 4.1 to Real Goods Solar’s Current Report on Form 8-K filed June 3, 2013 (Commission File No. 001-34044)).

4.5	Form of Warrant, dated November 20, 2013, issued pursuant to the Underwriting Agreement, dated as of November 15, 2013 by and between the Company and Cowen and Company (Incorporated by reference to Exhibit 4.1 to Real Goods Solar’s Current Report on Form 8-K filed November 21, 2013 (Commission File No. 001-34044)).

4.6	Form of Warrant, dated July 2, 2014, issued to the investors under the Securities Purchase Agreement, dated July 2, 2014, among Real Goods Solar, Inc. and the investors identified therein (Incorporated by reference to Exhibit 4.1 to Real Goods Solar’s Current Report on Form 8-K filed July 3, 2014 (Commission File No. 001-34044)).

4.7	Warrant, dated June 6, 2014, issued to Silicon Valley Bank pursuant to the Joinder and Sixth Loan Modification Agreement, dated June 6, 2014, among Real Goods Energy Tech, Inc., Real Goods Trading Corporation, Alteris Renewables, Inc., Real Goods Syndicated, Inc., Mercury Energy, Inc., Real Goods Solar, Inc. - Mercury Solar, Elemental Energy, LLC, Sunetric Management LLC and Silicon Valley Bank t (Incorporated by reference to Exhibit 4.1 to Real Goods Solar’s Quarterly Report on Form 10-Q filed August 19, 2014 (Commission File No. 001-34044)).

4.8	Warrant, dated November 19, 2014, issued to Silicon Valley Bank pursuant to the Seventh Loan Modification Agreement, dated November 19, 2014, among Real Goods Energy Tech, Inc., Real Goods Trading Corporation, Alteris Renewables, Inc., Real Goods Syndicated, Inc., Mercury Energy, Inc., Real Goods Solar, Inc. - Mercury Solar, Elemental Energy, LLC, Sunetric Management LLC and Silicon Valley Bank (Incorporated by reference to Exhibit 4.8 to Real Goods Solar’s Annual Report on Form 10-K filed March 31, 2015 (Commission File No. 001-34044)).

4.9	Combined Form of Warrant issued to investors on February 26 and 27, 2015 (Incorporated by reference to Exhibit 4.1 to Real Goods Solar’s Current Report on Form 8-K filed February 24, 2015 (Commission File No. 001-34044)).

4.10	Warrant to Purchase Common Stock dated February 27, 2015, issued to WestPark Capital, Inc. (Incorporated by reference to Exhibit 4.2 to Real Goods Solar’s Quarterly Report on Form 10-Q filed May 11, 2015 (Commission File No. 001-34044)).

4.11	Waiver and Amendment Agreement, dated March 31, 2015, among Real Goods Solar, Inc. and the investor party thereto (Incorporated by reference to Exhibit 4.3 to Real Goods Solar’s Quarterly Report on Form 10-Q filed May 11, 2015 (Commission File No. 001-34044)).

4.12	Form of Series F Warrant issued to investors on June 30 and July 1, 2015 (Incorporated by reference to Exhibit 4.1 to Real Goods Solar’s Current Report on Form 8-K filed June 26, 2015 (Commission File No. 001-34044)).

4.13	Form of Warrant to Purchase Common Stock, dated June 30, 2015, issued to WestPark Capital, Inc. (Incorporated by reference to Exhibit 4.3 to Real Goods Solar’s Quarterly Report on Form 10-Q filed August 10, 2015 (Commission File No. 001-34044)).

Exhibit No.	Description

4.14	Form of Senior Secured Convertible Note issued to the investors under the Securities Purchase Agreement, dated April 1, 2016 (Incorporated by reference to Exhibit 4.1 to Real Goods Solar’s Current Report on Form 8-K filed April 1, 2016 (Commission File No. 001-34044)).

4.15	Form of Series G Warrants issued to the investors under the Securities Purchase Agreement, dated April 1, 2016 (Incorporated by reference to Exhibit 4.2 to Real Goods Solar’s Current Report on Form 8-K filed April 1, 2016 (Commission File No. 001-34044)).

4.16	Form of Termination and Amendment Agreement, dated May 12, 2016, between Real Goods Solar, Inc. and each of the investors party to the Securities Purchase Agreement, dated April 1, 2016 (Incorporated by reference to Exhibit 4.1 to Real Goods Solar’s Quarterly Report on Form 10-Q filed May 12, 2016 (Commission File No. 001-34044)).

4.17	Form of Series H Warrant, dated September 14, 2016, issued to investors participating in the September 14, 2016 public unit offering (Incorporated by reference to Exhibit 4.17 to Amendment No. 5 to Real Goods Solar’s Registration Statement on Form S-1 filed September 7, 2016 (Commission File No. 333-211915))

4.18	Form of Underwriter Warrant (Incorporated by reference to Exhibit 4.19 to Amendment No. 3 to Real Goods Solar’s Registration Statement on Form S-1 filed August 25, 2016 (Commission File No. 333-211915)).

4.19	Form of Real Goods Solar Series A 12.5% Mandatorily Convertible Preferred Stock Certificate (Incorporated by reference to Exhibit 4.18 to Amendment No. 3 to Real Goods Solar’s Registration Statement on Form S-1 filed August 25, 2016 (Commission File No. 333-211915)).

4.20	Representative Warrant to Purchase Units Consisting of Series A 12.5% Mandatorily Convertible Preferred Stock and Series H Warrant to Purchase Common Stock, dated September 14, 2016, issued to Roth Capital Partners, LLC (Incorporated by reference to Exhibit 4.1 to Real Goods Solar’s Current Report on Form 8-K filed September 14, 2016 (Commission File No. 001-34044)).

4.21	Form of Series I Warrant, dated December 8, 2016, issued to investors party the Securities Purchase Agreement, dated December 8, 2016 (Incorporated by reference to Exhibit 4.1 to Real Goods Solar’s Current Report on Form 8-K filed December 13, 2016 (Commission File No. 001-34044)).

4.22	Form of Series J Warrant, dated December 8, 2016, issued to investors party the Securities Purchase Agreement, dated December 8, 2016 (Incorporated by reference to Exhibit 4.2 to Real Goods Solar’s Current Report on Form 8-K filed December 13, 2016 (Commission File No. 001-34044)).

4.23	Placement Agent Warrant, dated as of December 13, 2016, issued to Roth Capital Partners, LLC (Incorporated by reference to Exhibit 4.1 to Real Goods Solar’s Current Report on Form 8-K filed December 14, 2016 (Commission File No. 001-34044)).

10.1*	Form of Real Goods Solar, Inc. Employee Stock Option Agreement (Incorporated by reference to Exhibit 10.2 to Real Goods Solar’s Amendment No. 1 to Registration Statement on Form S-1 filed March 28, 2008 (Commission File No. 333-149092)).

10.2*	Amended and Restated Real Goods Solar, Inc. 2008 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed November 17, 2016 (Commission File No. 001-34044)).

10.3	Tax Sharing and Indemnification Agreement between Real Goods Solar, Inc. and Gaiam, Inc. (Incorporated by reference to Exhibit 10.7 to Real Goods Solar’s Amendment No. 3 to Registration Statement on Form S-1 filed April 17, 2008 (Commission File No. 333-149092)).

10.4	Amended and Restated Registration Rights Agreement, dated as of December 19, 2011, between Real Goods Solar, Inc. and Riverside Renewable Energy Investments, LLC (Incorporated by reference to Exhibit 10.3 to Real Goods Solar’s Current Report on Form 8-K filed December 21, 2011 (Commission File No. 001-34044)).

10.5	Shareholders Agreement, dated as of December 19, 2011, between Real Goods Solar, Inc. and Riverside Renewable Energy Investments, LLC (Incorporated by reference to Exhibit 10.4 to Real Goods Solar’s Current Report on
Form 8-K filed December 21, 2011 (Commission File No. 001-34044)).

10.6	Security Agreement, dated as of December 19, 2011, between Real Goods Solar, Inc. and Silicon Valley Bank (Incorporated by reference to Exhibit 10.2 to Real Goods Solar’s Current Report on Form 8-K filed December 21, 2011 (Commission File No. 001-34044)).

10.7	First Amendment to Tax Sharing Agreement, dated as of December 19, 2011, between Real Goods Solar, Inc. and Gaiam, Inc. (Incorporated by reference to Exhibit 10.17 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013 (Commission File No. 001-34044)).

10.8	Form of Promissory Note issued to Riverside Renewable Energy Investments, LLC on May 4, 2012 and June 20, 2012 (Incorporated by reference to the fourth attachment to the Shareholders Agreement filed as Exhibit 10.4 to Real Goods Solar’s Current Report on Form 8-K filed December 21, 2011 (Commission File No. 001-34044)).

Exhibit No.	Description

10.11	Loan Commitment, dated as of November 13, 2012, among Real Goods Solar, Inc., Riverside Renewable Energy Investments, LLC and Gaiam, Inc. (Incorporated by reference to Exhibit 10.13 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013 (Commission File No. 001-34044)).

10.12	Form of Promissory Note issued to Riverside Renewable Energy Investment LLC on December 13, 2013 pursuant to the Loan Commitment, dated as of November 13, 2012 (Incorporated by reference to Exhibit 10.15 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013 (Commission File No. 001-34044)).

10.15	Form of Amended and Restated Promissory Note issued to Riverside Fund III L.P. on March 27, 2013 in the principal amounts of $3 million and $150 thousand, respectively (Incorporated by reference to Exhibit 10.19 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013 (Commission File No. 001-34044)).

10.16	Form of Amended and Restated Promissory Note issued to Gaiam, Inc. and Riverside Renewable Energy Investment LLC on March 27, 2013 pursuant to the Loan Commitment, dated as of November 13, 2012 (Incorporated by reference to Exhibit 10.23 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2013 (Commission File No. 001-34044)).

10.19	Securities Purchase Agreement, dated May 24, 2013, among Real Goods Solar, Inc. and the investors thereunder (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed May 24, 2013 (Commission File No. 001-34044)).

10.20	Form of Second Amended and Restated Promissory Note issued to Riverside Fund III, L.P. on May 21, 2013 in the principal amounts of $3.0 million and $150,000, respectively (Incorporated by reference to Exhibit 10.3 to Real Goods Solar’s Current Report on Form 8-K filed May 24, 2013 (Commission File No. 001-34044)).

10.21	Registration Rights Agreement, dated June 3, 2013, among Real Goods Solar, Inc. and the investors under the Securities Purchase Agreement, dated May 24, 2013, among Real Goods Solar, Inc. and such investors (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed June 3, 2013 (Commission File No. 001-34044)).

10.22	Pre-Voting Agreement, dated August 8, 2013, among Mercury Energy, Inc., Real Goods Solar, Inc., Timothy Greener, Peter Kaufmann and Richard D. White (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed August 9, 2013 (Commission File No. 001-34044)).

10.23	Intellectual Property Security Agreement, dated September 26, 2013, among Real Goods Energy Tech, Inc., Real Goods Trading Corporation, Alteris Renewables, Inc., Real Goods Syndicated, Inc., Real Goods Solar, Inc. and Silicon Valley Bank (Incorporated by reference to Exhibit 10.2 to Real Goods Solar’s Current Report on Form 8-K filed September 27, 2013 (Commission File No. 001-34044)).

10.24	Agreement, dated November 5, 2013, among Gaiam, Inc., Riverside Renewable Energy Investments, LLC and Real Goods Solar, Inc. (Incorporated by reference to Exhibit 10.2 to Real Goods Solar’s Current Report on Form 8-K filed November 5, 2013 (Commission File No. 001-34044)).

10.25	Securities Purchase Agreement, dated July 2, 2014, among Real Goods Solar, Inc. and the investors thereunder (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed July 3, 2014 (Commission File No. 001-34044)).

10.26	Form of Registration Rights Agreement, dated July 9, 2014, among Real Goods Solar, Inc. and the investors under the Securities Purchase Agreement, dated July 2, 2014, among Real Goods Solar, Inc. and such investors (Incorporated by reference to Exhibit 10.2 to Real Goods Solar’s Current Report on Form 8-K filed July 3, 2014 (Commission File No. 001-34044)).

10.28	Intellectual Property Security Agreement, dated June 6, 2014, among Mercury Energy, Inc., Real Goods Solar, Inc. - Mercury Solar, Elemental Energy, LLC, Sunetric Management LLC and Silicon Valley Bank (Incorporated by reference to Exhibit 10.3 to Real Goods Solar’s Quarterly Report on Form 10-Q filed August 19, 2014 (Commission File No. 001-34044)).

10.31*	Confidential Separation Agreement and Release, dated August 18, 2014, between Real Goods Solar, Inc. and Kamyar Mofid (Incorporated by reference to Exhibit 10.3 to Real Goods Solar’s Quarterly Report on Form 10-Q filed November 19, 2014 (Commission File No. 001-34044)).

Exhibit No.	Description

10.32	Form of Third Amended and Restated Promissory Note issued to Riverside Fund III, L.P. on August 18, 2014 in the principal amounts of $3.0 million and $150,000, respectively (Incorporated by reference to Exhibit 10.4 to Real Goods Solar’s Quarterly Report on Form 10-Q filed November 19, 2014 (Commission File No. 001-34044)).

10.33	Placement Agency Agreement, dated February 23, 2015, between Real Goods Solar, Inc. and WestPark Capital, Inc. (Incorporated by reference to Exhibit 1.1 to Real Goods Solar’s Current Report on Form 8-K filed February 24, 2015 (Commission File No. 001-34044)).

10.34	Form of Securities Purchase Agreement, dated February 23, 2015, among Real Goods Solar, Inc. and the investors thereunder (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed February 24, 2015 (Commission File No. 001-34044)).

10.35	Form of Lock-Up Agreement, dated February 23, 2015, entered into among Real Goods Solar, Inc. and the investors under the Securities Purchase Agreement, dated February 23, 2015, among Real Goods Solar, Inc. and such investors (Incorporated by reference to Exhibit 10.2 to Real Goods Solar’s Current Report on Form 8-K filed February 24, 2015 (Commission File No. 001-34044)).

10.36	Form of Voting Agreement, dated February 23, 2015, entered into among Real Goods Solar, Inc. and the investors under the Securities Purchase Agreement, dated February 23, 2015, among Real Goods Solar, Inc. and such investors (Incorporated by reference to Exhibit 10.3 to Real Goods Solar’s Current Report on Form 8-K filed February 24, 2015 (Commission File No. 001-34044)).

10.37	Fourth Amended and Restated Promissory Note for $3,000,000, dated March 16, 2015, between Real Goods Solar, Inc. and Riverside Fund III, L.P. Bank (Incorporated by reference to Exhibit 10.2 to Real Goods Solar’s Current Report on Form 8-K filed March 18, 2015 (Commission File No. 001-34044)).

10.38	Fourth Amended and Restated Promissory Note for $150,000, dated March 16, 2015, between Real Goods Solar, Inc. and Riverside Fund III, L.P. (Incorporated by reference to Exhibit 10.3 to Real Goods Solar’s Current Report on Form 8-K filed March 18, 2015 (Commission File No. 001-34044)).

10.39	Security Agreement, dated March 16, 2015, among Real Goods Solar, Inc., Real Goods Energy Tech, Inc., Alteris Renewables, Inc., Mercury Energy, Inc., Real Goods Solar, Inc.—Mercury Solar, Elemental Energy, LLC, Sunetric Management LLC and Riverside Fund III, L.P. (Incorporated by reference to Exhibit 10.4 to Real Goods Solar’s Current Report on Form 8-K filed March 18, 2015 (Commission File No. 001-34044)).

10.40*	Employment Agreement, dated June 1, 2015, between Real Goods Solar, Inc. and Dennis Lacey (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed June 3, 2015 (Commission File No. 001-34044)).

10.41*	Form of Employee Stock Option Agreement (Incorporated by reference to Exhibit 10.2 to Real Goods Solar’s Current Report on Form 8-K filed June 3, 2015 (Commission File No. 001-34044)).

10.42	Form of Conversion Agreement, dated June 24, 2015, between Real Goods Solar, Inc. and Riverside Fund III, L.P. (Incorporated by reference to Exhibit 10.2 to Real Goods Solar’s Quarterly Report on Form 10-Q filed August 10, 2015 (Commission File No. 001-34044)).

10.43	Placement Agency Agreement, dated June 25, 2015, between Real Goods Solar, Inc. and WestPark Capital, Inc. (Incorporated by reference to Exhibit 1.1 to Real Goods Solar’s Current Report on Form 8-K filed June 26, 2015 (Commission File No. 001-34044)).

10.44	Form of Exchange Agreement, dated June 25, 2015, between Real Goods Solar, Inc. and certain holders of Series A Warrants and Series C Warrants (Incorporated by reference to Exhibit 10.3 to Real Goods Solar’s Quarterly Report on Form 10-Q filed August 10, 2015 (Commission File No. 001-34044)).

10.45	Form of Securities Purchase Agreement, dated June 25, 2015, among Real Goods Solar, Inc. and the investors party thereto (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed June 26, 2015 (Commission File No. 001-34044)).

10.46	Letter of Intent, dated December 17, 2015, between Real Goods Solar, Inc. and Solar Solutions and Distribution, LLC (Incorporated by reference to Exhibit 10.57 to Real Goods Solar’s Annual Report on Form 10-K filed April 1, 2016 (Commission File No. 001-34044)).

10.47	Waiver and Consent Agreement, dated January 19, 2016, among Real Goods Solar, Inc., Real Goods Energy Tech, Inc., Real Goods Trading Corporation, Alteris Renewables, Inc., Real Goods Syndicated, Inc., Mercury Energy, Inc., Real Goods Solar, Inc.—Mercury Solar, Elemental Energy, LLC, Sunetric Management LLC and Silicon Valley Bank (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Quarterly Report on Form 10-Q filed May 12, 2016 (Commission File No. 001-34044)).

Exhibit No.	Description

10.48	Amended and Restated Loan and Security Agreement, dated March 30, 2016, among Real Goods Solar, Inc., RGS Financing, Inc., Real Goods Energy Tech, Inc., Alteris Renewables, Inc., Real Goods Syndicated, Inc., Mercury Energy, Inc., Real Goods Solar, Inc. – Mercury Solar, Elemental Energy, LLC, Sunetric Management LLC and Solar Solutions and Distribution, LLC (Incorporated by reference to Exhibit 10.3 to Real Goods Solar’s Quarterly Report on Form 10-Q filed May 12, 2016 (Commission File No. 001-34044)).

10.49	Securities Purchase Agreement, dated April 1, 2016, among Real Goods Solar, Inc. and the investors party thereto (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed April 1, 2016 (Commission File No. 001-34044)).

10.50	Registration Rights Agreement, dated April 1, 2016, among Real Goods Solar, Inc. and the investors party thereto (Incorporated by reference to Exhibit 10.2 to Real Goods Solar’s Current Report on Form 8-K filed April 1, 2016 (Commission File No. 001-34044)).

10.51	Form of Deposit Account Control Agreement, dated April 1, 2016, among Real Goods Solar, Inc., Bank of Hawaii and the investors party thereto (Incorporated by reference to Exhibit 10.3 to Real Goods Solar’s Current Report on Form 8-K filed April 1, 2016 (Commission File No. 001-34044)).

10.52	Voting Agreement, dated April 1, 2016, between Real Goods Solar, Inc. and Riverside Renewable Energy Investments, LLC (Incorporated by reference to Exhibit 10.4 to Real Goods Solar’s Current Report on Form 8-K filed April 1, 2016 (Commission File No. 001-34044)).

10.56	First Loan Modification Agreement, dated May 25, 2016 and effective as of May 19, 2016, among Real Goods Solar, Inc., RGS Financing, Inc., Real Goods Energy Tech, Inc., Alteris Renewables, Inc., Real Goods Syndicated, Inc., Mercury Energy, Inc., Real Goods Solar, Inc. – Mercury Solar, Elemental Energy, LLC, Sunetric Management LLC and Solar Solutions and Distribution, LLC (Incorporated by reference to Exhibit 99.1 to Real Goods Solar’s Current Report on Form 8-K filed May 27, 2016 (Commission File No. 001-34044)).

10.57	Exclusive Master Supply Agreement dated April 29, 2015, between Real Goods Solar, Inc. and Solar Solutions and Distribution LLC (Incorporated by reference to Exhibit 99.2 to Real Goods Solar’s Current Report on Form 8-K filed May 27, 2016 (Commission File No. 001-34044)).

10.58	Amendment to Exclusive Master Supply Agreement, dated May 25, 2016 and effective as of May 19, 2016, between Real Goods Solar, Inc. and Solar Solutions and Distribution LLC (Incorporated by reference to Exhibit 99.3 to Real Goods Solar’s Current Report on Form 8-K filed May 27, 2016 (Commission File No. 001-34044)).

10.59	Argonaut Insurance Company General Indemnity Agreement, made as of April 20, 2009, by and among Argonaut Insurance Company, Gaiam, Inc., Real Goods Solar, Inc. and Regrid Power, Inc. (Incorporated by reference to Exhibit 10.8 to Real Goods Solar’s Quarterly Report on Form 10-Q filed August 22, 2016 (Commission File No. 001-34044)).

10.60	Final Acceptance Payment and Performance Bond, made as of February 15, 2013, by and among Argonaut Insurance Company, Real Goods Energy Tech, Inc. and GASNA 14P, LLC (Incorporated by reference to Exhibit 10.9 to Real Goods Solar’s Quarterly Report on Form 10-Q filed August 22, 2016 (Commission File No. 001-34044)).

10.61	Continuation Certificate issued by Argonaut Insurance Company on October 13, 2015 (Incorporated by reference to Exhibit 10.10 to Real Goods Solar’s Quarterly Report on Form 10-Q filed August 22, 2016 (Commission File No. 001-34044)).

10.62	Second Loan Modification Agreement made as of August 22, 2016, but effective August 19, 2016 among Real Goods Solar, Inc., RGS Financing, Inc., Real Goods Energy Tech, Inc., Alteris Renewables, Inc., Real Goods Syndicated, Inc., Mercury Energy, Inc., Real Goods Solar, Inc. – Mercury Solar, Elemental Energy, LLC, Sunetric Management LLC and Solar Solutions and Distribution, LLC (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed August 24, 2016 (Commission File No. 001-34044)).

10.63	Underwriting Agreement, dated September 9, 2016, between Real Goods Solar, Inc., Roth Capital Partners, LLC and WestPark Capital, Inc. (Incorporated by reference to Exhibit 1.1 to Real Goods Solar’s Current Report on Form 8-K filed September 13, 2016 (Commission File No. 001-34044)).

10.64	Form of Lock-Up Agreement, dated September 14, 2016, entered into by each of the directors, officers, and Riverside Renewable Energy Investments, LLP, in connection with the September 14, 2016 public unit offering (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed September 13, 2016 (Commission File No. 001-34044))

10.65	Placement Agency Agreement, dated December 8, 2016, among Real Goods Solar, Inc., Roth Capital Partners, LLC and WestPark Capital, Inc. (Incorporated by reference to Exhibit 1.1 to Real Goods Solar’s Current Report on Form 8-K filed December 13, 2016 (Commission File No. 001-34044)).

Exhibit No.	Description

10.66	Form of Securities Purchase Agreement, dated December 8, 2016, among Real Goods Solar, Inc. and the purchasers party thereto (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed December 13, 2016 (Commission File No. 001-34044)).

10.67	Form of Leak-Out Agreement, dated December 8, 2016, entered into by $10,000 or greater investors party the Securities Purchase Agreement, dated December 8, 2016 (Incorporated by reference to Exhibit 10.2 to Real Goods Solar’s Current Report on Form 8-K filed December 13, 2016 (Commission File No. 001-34044)).

10.68	Form of Amendment to Securities Purchase Agreement, dated December 12, 2016, among Real Goods Solar, Inc. and the purchasers party thereto (Incorporated by reference to Exhibit 10.3 to Real Goods Solar’s Current Report on Form 8-K filed December 13, 2016 (Commission File No. 001-34044)).

21.1	Subsidiaries of the Registrant (filed previously as Exhibit 21.1 to Real Goods Solar’s Annual Report on Form 10-K filed on March 10, 2017)

23.1	Consent of Hein & Associates LLP (filed previously as Exhibit 23.1 to Real Goods Solar’s Annual Report on Form 10-K filed on March 10, 2017)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished previously as Exhibit 32.1 to Real Goods Solar’s Annual Report on Form 10-K filed on March 10, 2017)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished previously as Exhibit 32.2 to Real Goods Solar’s Annual Report on Form 10-K filed on March 10, 2017)

101.INS	XBRL Instance Document (filed previously as Exhibit 101.INS to Real Goods Solar’s Annual Report on Form 10-K filed on March 10, 2017)

101.SCH	XBRL Taxonomy Extension Schema (filed previously as Exhibit 101.SCH to Real Goods Solar’s Annual Report on Form 10-K filed on March 10, 2017)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed previously as Exhibit 101.CAL to Real Goods Solar’s Annual Report on Form 10-K filed on March 10, 2017)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (filed previously as Exhibit 101.DEF to Real Goods Solar’s Annual Report on Form 10-K filed on March 10, 2017)

101.LAB	XBRL Taxonomy Extension Label Linkbase (filed previously as Exhibit 101.LAB to Real Goods Solar’s Annual Report on Form 10-K filed on March 10, 2017)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed previously as Exhibit 101.PRE to Real Goods Solar’s Annual Report on Form 10-K filed on March 10, 2017)

*	Indicates management contract or compensatory plan or arrangement.
+	This exhibit excludes schedules and exhibits pursuant to Item 601(b)(2) of Regulation S-K, which the registrant agrees to furnish supplementally to the Securities and Exchange Commission upon request by the Commission.