Form 10-Q
period 2017-03-31
Real Goods Solar, Inc.
filed 2017-05-10
CIK 1425565

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    YES   ☒    NO   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES   ☒    NO   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES   ☐    NO   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 8, 2017
Class A Common Stock ($.0001 par value)	7,480,906

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

Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, without limitation, the following: our ability to implement our revenue growth strategy; our history of operating losses; our ability to achieve profitability; our ability to generate breakeven cash flow to fund our operations; our success in implementing our plans to increase future sales, and installations and revenue; restrictions on certain transactions and potential premiums and penalties under our outstanding warrants; rules, regulations and policies pertaining to electricity pricing and technical interconnection of customer-owned electricity generation such as net energy metering; the continuation and level of government subsidies and incentives for solar energy; our failure to timely or accurately complete financing paperwork on behalf of customers; the adoption and general demand for solar energy; the impact of a drop in the price of conventional energy on demand for solar energy systems; existing and new regulations impacting solar installations including electric codes; delays or cancellations for system installations where revenue is recognized on a percentage-of-completion basis; seasonality of customer demand and adverse weather conditions inhibiting our ability to install solar energy systems; changing and updating technologies and the issues presented by these new technologies related to customer demand and our product offering; geographic concentration of revenue from the sale of solar energy systems in Hawaii and east coast states, loss of key personnel and ability to attract necessary personnel; loss or suspension of licenses required for installation of solar energy systems; adverse outcomes arising from litigation and legal disputes to which we may be subject from time to time; our failure to accurately predict future warranty claims; the outcome of a dispute with a customer of our former Commercial segment related to remedial work; the possibility that our insurance carrier seeks reimbursement of legal expenses up to $1.5 million in connection with a now closed U.S. Securities and Exchange Commission investigation related to our July 2014 private placement; our ability to continue to obtain services and components from suppliers, installers and other vendors; disruption of our supply chain from equipment manufacturers and potential shortages of components for solar energy systems; factors impacting the timely installation of solar energy systems; competition; costs associated with safety and construction risks; continued access to competitive third party financiers to finance customer solar installations; increases in interest rates and tightening credit markets; our ability to meet customer expectations; risks and liabilities associated with placing employees and technicians in our customers’ homes and businesses; product liability claims; future data security breaches, or our inability to protect personally identifiable information or other information about our customers; failure to comply with the director independence standards of the U.S. Securities and Exchange Commission and the Nasdaq Capital Market; our inability to maintain effective disclosure controls and procedures and internal control over financial reporting; volatile market price of our Class A common stock; possibility of future dilutive issuances of securities and its impact on our ability to obtain additional financing; the low likelihood that we will pay any cash dividends on our Class A common stock for the foreseeable future; compliance with public reporting requirements; anti-takeover provisions in our organizational documents; the terms of our outstanding warrants to purchase Class A common stock and securities purchase agreements in connection with past offerings which limit our ability to enter into certain transactions or obtain financing, and which could result in our paying premiums or penalties to the holders of outstanding warrants; and such other factors as discussed throughout Part I, Item 1A, Risk Factors and Part II, Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2016 and Part I, Item 2, Management’s Discussion and Analysis of Financial Conditions and Results of Operations and Part II, Item 1A, Risk Factors included in this report.

Any forward-looking statement made by us in this report is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

REAL GOODS SOLAR, INC.

Condensed Consolidated Balance Sheets (unaudited)

(in thousands, except share data)	March 31, 2017	December 31, 2016

ASSETS
Current assets:
Cash	$14,077	$2,940
Restricted cash	—	173
Accounts receivable, net	2,205	3,002
Costs in excess of billings	17	19
Inventory, net	1,144	1,502
Deferred costs on uncompleted contracts	485	398
Other current assets	1,185	912
Current assets of discontinued operations	1,561	909
Total current assets	20,674	9,855
Property and equipment, net	761	620
Goodwill	1,338	1,338
Net investment in sales-type leases and other assets	1,358	1,308
Noncurrent assets of discontinued operations	618	1,252
Total assets	$24,749	$14,373

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Line of credit	$—	$663
Convertible debt, net of deferred cost and pre-installment of $0 and $298	1	124
Accounts payable	1,403	2,555
Accrued liabilities	1,295	1,284
Billings in excess of costs on uncompleted contracts	107	107
Derivative liabilities	—	46
Deferred revenue and other current liabilities	703	1,033
Current liabilities of discontinued operations	1,308	1,457
Total current liabilities	4,817	7,269
Other liabilities	1,747	1,764
Derivative liabilities	74	137
Noncurrent liabilities of discontinued operations	225	225
Total liabilities	6,863	9,395

Commitments and contingencies (Note 4)
Shareholders’ equity:
Class A common stock, $.0001 par value, 150,000,000 shares authorized, 7,480,906 and 1,183,151 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	8	8
Additional paid-in capital	204,694	187,752
Accumulated deficit	(186,816)	(182,782)
Total shareholders’ equity	17,886	4,978
Total liabilities and shareholders’ equity	$24,749	$14,373

See accompanying notes.

REAL GOODS SOLAR, INC.

Condensed Consolidated Statements of Operations (unaudited)

	For the Three Months Ended March 31,
(in thousands, except per share data)	2017	2016

Net revenue	$3,653	$4,939
Cost of goods sold	3,334	4,856
Gross profit	319	83
Expenses:
Selling and operating	2,136	2,192
General and administrative	1,433	1,297
Share based compensation	178	165
Restructuring costs	99	37
Litigation	80	24
Depreciation	109	108
Total expenses	4,035	3,823
Loss from continuing operations	(3,716)	(3,740)
Other income	2	9
Interest income (expense)	13	(39)
Change in fair value of derivative liabilities and loss on debt extinguishment	(378)	(42)
Loss before income taxes	(4,079)	(3,812)
Income tax (expense) benefit	—	—
Loss from continuing operations, net of tax	(4,079)	(3,812)
Gain from discontinued operations, net of tax	45	161
Net loss	$(4,034)	$(3,651)

Net income (loss) per share:
From continuing operations	$(0.87)	$(182.09)
From discontinued operations	0.01	7.69
Net loss per share – basic and diluted	$(0.86)	$(174.40)

Weighted-average shares outstanding:
Basic	4,709	21
Diluted	4,709	21

See accompanying notes.

REAL GOODS SOLAR, INC.

Condensed Consolidated Statement of Changes in Shareholders’ Equity (unaudited)

	Class A Common Stock		Additional	Accumulated	Total Shareholders’
(in thousands, except share data)	Shares	Amount	Paid - in Capital	Deficit	Equity
Balances, January 1, 2017	1,183,151	$8	$187,752	$(182,782)	$4,978
Issuance of common stock and other equity changes related to compensation	—	—	178	—	178
Proceeds from common stock offering, net of costs	6,110,000	—	16,029	—	16,029
Fair value of shares issued for convertible notes and interest	177,018		735		735
Fractional shares issued in connection with reverse split	10,737	—	—	—	—
Net loss	—	—	—	(4,034)	(4,034)
Balances, March 31, 2017	7,480,906	$8	$204,694	$(186,816)	$17,886

See accompanying notes.

REAL GOODS SOLAR, INC.

Condensed Consolidated Statements of Cash Flows (unaudited)

	For the Three Months Ended March 31,
(in thousands except share data)	2017	2016
Operating activities
Net loss	$(4,034)	$(3,651)
Gain from discontinued operations	45	161
Loss from continuing operations	(4,079)	(3,812)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities – continuing operations:
Depreciation	109	108
Share-based compensation expense	178	165
Change in valuation of derivative liabilities and loss on debt extinguishment	378	42
Loss on sale of assets	—	17
Bad debt expense	36	100
Changes in operating assets and liabilities:		——
Accounts receivable	761	185
Costs in excess of billings on uncompleted contracts	2	642
Inventory, net	358	530
Deferred costs on uncompleted contracts	(87)	179
Net investment in sales-type leases and other assets	(50)	(139)
Other current assets	(273)	(236)
Accounts payable	(1,152)	(1,251)
Accrued liabilities	136	49
Billings in excess of costs on uncompleted contracts	—	(29)
Deferred revenue and other current liabilities	(330)	(326)
Other liabilities	(17)	—

Net cash used in operating activities – continuing operations	(4,030)	(3,776)
Net cash (used in) provided by operating activities – discontinued operations	(122)	98
Net cash used in operating activities	(4,152)	(3,678)
Investing activities
Purchase of property and equipment	(252)	—
Proceeds from sale of property and equipment	2	3
Net cash provided by investing activities	(250)	3
Financing activities
Proceeds from warrant exercises, net of costs	—	17
Restricted cash released upon conversion of debt	173	—
Proceeds from the issuance of common stock, net of costs	16,029	—
Principal payments on revolving line of credit	(663)	(3,942)
Principal borrowings on revolving line of credit	—	7,194
Net cash provided by financing activities	15,539	3,269
Net change in cash	11,137	(406)
Cash and cash equivalents at beginning of period	2,940	594
Cash and cash equivalents at end of period	$14,077	$188

Supplemental cash flow information
Interest paid	$8	$27
Non-cash items
Transfer from accounts payable to other liabilities for amounts paid by insurance carrier	$—	$892
Transfer of accounts payable to vendor line of credit	$—	$59
Change in common stock warrant liability in conjunction with exercise/extinguishment of warrants	$—	$82
Convertible notes interest paid with common stock	$125	$—

See accompanying notes.

Notes to Condensed Consolidated Financial Statements

1. Organization, Nature of Operations, and Principles of Consolidation

Real Goods Solar, Inc. (the “Company” or “RGS”) is a residential and small business commercial solar energy engineering, procurement, and construction firm.

Principles of Consolidation

We have prepared our unaudited interim condensed consolidated financial statements included herein pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to these rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In our opinion, the unaudited interim financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly, in all material respects, our condensed consolidated financial position as of March 31, 2017, the interim results of operations for the three months ended March 31, 2017 and 2016, and cash flows for the three months ended March 31, 2017 and 2016. These interim statements have not been audited. The balance sheet as of December 31, 2016 was derived from our audited consolidated financial statements included in our annual report on Form 10-K. The interim condensed consolidated financial statements contained herein should be read in conjunction with our audited financial statements, including the notes thereto, for the year ended December 31, 2016.

Discontinued Operations

During 2014, we committed to a plan to sell certain contracts and rights comprising our large commercial installations business, otherwise known as our former Commercial segment. At the same time, we determined not to enter into further large commercial installation contracts in the mainland United States. Most contracts in process at December 31, 2014 were substantially completed during 2015 and remaining work was completed during 2016. We report this business as a discontinued operation, separate from our continuing operations. See Note 11. Discontinued Operations.

Liquidity and Financial Resources Update

The Company experienced recurring operating losses and negative cash flow from operations in recent years. Starting with the fourth quarter of 2014, measures were implemented to reduce cash outflow for operations such that the required level of sales to achieve break-even results was reduced. These measures included (i) exiting the large commercial segment which was operating at both an operating and cash flow loss, (ii) reducing staffing levels, (iii) physically exiting the California market where its costs to operate were high, (iv) focusing on cash sales to customers and not leasing to customers, (v) negotiating lower costs for equipment, and (vi) operating initiatives designed to improve profitability such as reducing the length of cycle time for customer installations and lowering the cost of marketing.

The Company’s historical operating losses have required the Company to raise financial capital. During the fourth quarter of 2016, the Company raised $16.1 million of financial capital, net of costs, and the Company raised an additional $16.0 million of financial capital, net of costs during the first quarter of 2017. See Note 6, Shareholders’ Equity. The Company used the proceeds from the financial capital raised to reduce accounts payable, purchase materials to convert its backlog to revenue and begin to execute its revenue growth strategy. The 2017 capital raises enabled the Company to terminate its line-of-credit facility and an Exclusive Supply Agreement (the “Supply Agreement”) with a co-terminus term, resulting in a reduction of costs for materials.

The Company estimates that to operate profitably it will require approximately $16 million in quarterly revenue. Current quarterly revenue is materially less than this amount and, accordingly, to be successful in increasing sales and resultant revenue, the Company is in the process of implementing a revenue growth strategy which includes the following components:

•	Expand the size of the Company’s call center sales organization;
•	Expand the size of the Company’s east coast residential, Sunetric field sales team, small business commercial sales team, and construction organizations;
•	Outsource and expand the digital marketing program to generate greater customer lead volume while achieving desired cost of customer acquisition;
•	Increase third-party provider options to customers to finance their acquisition of solar energy systems;
•	Expand the Company’s network of authorized third party installers; and
•	Commence sales into new states of operations.

The Company has prepared its business plan for the ensuing twelve months, and believes it has sufficient financial resources to operate for the ensuing 12-month period. Until the Company is successful in implementing its plans to increase revenue to the level required to break-even, the Company expects to have cash outflow from operating activities. In addition, the Company expects to have cash outflow from operating activities for the remainder of the year, as cash is utilized to increase revenue by (i) funding an anticipated level of rooftop installations for customers, (ii) expanding e-sales and field sales organizations and (iii) increasing marketing spend for lead generation.

2. Significant Accounting Policies

The Company made no changes to its significant accounting policies during the three months ended March 31, 2017.

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company’s management in accordance with GAAP for interim financial information and in compliance with the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, these unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of our management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the expected results for the year ending December 31, 2017. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016. Intercompany balances and transactions have been eliminated.

Recently Issued Accounting Standards

ASU 2017-04

On January 26, 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2017-04 (“ASU 2017-04”), Intangibles – Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment, which was issued to simplify the accounting for goodwill impairment. This ASU removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance remains largely unchanged. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed after January 1, 2017, and the Company is assessing the impact of ASU 2017-04 on its consolidated financial statements.

ASU 2016-20

On December 21, 2016, the FASB issued Accounting Standards Update No. 2016-20 (“ASU 2016-20”), Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. This ASU provides technical corrections and improvements to Topic 606. This ASU is effective for the Company on January 1, 2018, which coincides with the effective date of ASU 2014-09 (as defined below). The Company is assessing the impact of ASU 2016-20 on its consolidated financial statements.

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

ASU 2016-02

On February 25, 2016, the FASB issued Accounting Standards Update No. 2016-02 (“ASU 2016-02”), Leases (Topic 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods therein. The Company currently expects that upon adoption of ASU 2016-02, right-of-use assets and lease liabilities will be recognized on the balance sheet in amounts that will be material.

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

In August 2015, the FASB issued Accounting Standards Update No. 2015-14, Revenue from Contracts with Customers – Deferral of the Effective Date, which defers the effective date of ASU 2014-09 one year. ASU 2014-09, as deferred by ASU 2015-14, will be effective for the first interim period within annual reporting periods beginning after December 15, 2017. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented and the cumulative effect of applying the standard would be recognized at the earliest period shown, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application.

The Company is formalizing an implementation plan for the new standard, and to determine which transition method to utilize. The initial draft of the plan is expected to be executed during the second quarter of 2017.

3. Revolving Line of Credit

As a result of capital raises in September 2016 and during the fourth quarter of 2016, the last time the Company submitted a request to borrow funds from Solar Solutions and Distribution, LLC for working capital was September 28, 2016. Since that time and until termination, the Company continually reduced the outstanding balance through the daily sweep of cash receipts. On February 6, 2017, the Company issued a 3-day notice of termination, causing the line of credit to be terminated as of February 9, 2017. Additionally, the Company had a Supply Agreement with Solar Solutions which was terminated as of the same date, as the term of the Supply Agreement was coterminous with the line of credit.

4. Commitments and Contingencies

The Company leases office and warehouse space through operating leases. Some of the leases have renewal clauses, which range from one month to five years.

The Company leases vehicles for certain field personnel through operating leases. Leases range up to five years with varying termination dates through August 2020. The following schedule represents the annual future minimum payments of all leases as of March 31, 2017:

(in thousands)	Future Minimum Lease Payments
2017	$466
2018	393
2019	316
2020	262
2021	266
2022 and thereafter	112
Total minimum lease payments	$1,815

The Company incurred office and warehouse rent expense of $0.2 million for the three months ended March 31, 2017 and 2016.

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

From time to time, the Company may be involved in legal proceedings that are considered to be in the normal course of business.

On February 16, 2017, Alpha Capital Anstalt, an investor in the Company’s February 6, 2017 public offering of common stock and warrants, filed a lawsuit against Roth Capital Partners, LLC, the Company’s investment banking firm in the offering, and the Company in U.S. District Court for the Southern District of New York. Alpha’s lawsuit alleges that the registration statement for the February 6, 2017 offering contained material misstatements or omissions and that the Company had breached contractual obligations owed to Alpha. Alpha seeks unspecified monetary damages, rescission and other unspecified relief in the lawsuit. The Company disputes Alpha’s allegations and intends to vigorously defend itself in the lawsuit. Under local court rules, the Company filed a letter motion seeking permission to file a motion to dismiss the claims related to the alleged misstatements and omissions in the complaint. Following a hearing, the court granted the Company’s request but gave Alpha until May 12, 2017 to voluntarily amend its complaint. If Alpha fails to do so, the Company intends to file a motion to dismiss. The Company does not expect to incur any material charges in connection with this lawsuit and, as of March 31, 2017, the Company has not recorded a liability associated with this lawsuit. However, the Company expects its litigation expense to increase in the near future as a result thereof.

On May 1, 2017, Roth Capital Partners, LLC requested indemnification by the Company for its legal expenses related to this lawsuit under the terms of the Placement Agency Agreement associated with the February 6, 2017 offering. The Company, under the circumstances, disputes the request for indemnification.

5. Convertible Notes

April 2016 Note Offering

On April 1, 2016, the Company entered into a securities purchase agreement for a private placement of $10.0 million of units, each consisting of a Senior Secured Convertible Note due April 1, 2019 (each, a “Note”) and a Series G warrant to purchase a fraction of one share of Class A common stock (the “2016 Note Offering”). On the same day, the Company closed the transaction and issued an aggregate of $10.0 million of Notes and Series G warrants exercisable into 8,302 shares of Class A common stock.

In accordance with relevant accounting guidance for debt with conversion and other options, the Company separately accounts for the liability and equity components of the Notes by allocating the proceeds between the liability component, and equity component over their relative fair values after initially allocating the fair value of the embedded conversion option. The equity component of the Notes and the embedded derivative liability are recognized as a debt discount on the issuance date. The debt discount is amortized to interest expense using the effective interest method over three years, or the life of the Notes.

During the three months ended March 31, 2017, $420,000 of principal and $124,000 of accrued interest under the Notes were converted into 160,185 shares of Class A common stock. As the trading price of the Company’s Class A common stock was higher at conversion than the effective conversion price per share to the debt holder, the Company recorded a loss on extinguishment and as an increase to shareholders’ equity as follows (in thousands):

Statement of Changes in Shareholders' Equity:
Fair value of convertible notes liability & accrued interest converted to common stock	$735
Statement of Operations:
Amortization of debt discount and interest expense	(2)
Change in fair value of derivative liabilities and loss on debt extinguishment	(441)
Increase in shareholders' equity	$292

6. Shareholders’ Equity

The following transactions were completed during the three months ended March 31, 2017:

January 2017 Reverse Stock Split

On January 25, 2017, the Company executed a reverse stock split of all outstanding shares of the Company’s Class A common stock at a ratio of one-for-thirty, whereby thirty shares of Class A common stock were combined into one share of Class A common stock. The reverse split was previously authorized by a vote of the Company’s shareholders on January 23, 2017. The Company did not decrease its authorized shares of capital stock in connection with the reverse stock split. Share amounts are presented to reflect the reverse split for all periods.

February 2017 Offerings

On February 6, 2017, the Company closed a $11.5 million offering and sale of (a) units, “February 6 Primary Units,” each consisting of one share of the Company’s Class A common stock, and a Series K warrant to purchase one share of Class A common stock, and (b) units, “February 6 Alternative Units,” each consisting of a prepaid Series L warrant to purchase one share of Common Stock, and a Series K warrant pursuant to the Securities Purchase Agreement, dated as of February 1, 2017, by and among the Company and several institutional investors, and to public retail investors. As a result, the Company issued 2,096,920 February 6 Primary Units, 1,613,080 February 6 Alternative Units, 2,096,920 shares of Class A common stock as part of the February 6 Primary Units, Series K warrants to purchase 3,710,000 shares of Class A common stock, and Series L warrants to purchase 1,613,080 shares of Class A common stock. The purchase price for a February 6 Primary Unit was $3.10 and the purchase price for a February 6 Alternative Unit was $3.09. The Company received net proceeds of approximately $10.5 million at the closing, after deducting commissions to the placement agents and estimated offering expenses payable by the Company associated with the offering. As of March 31, 2017, there were 3,710,000 Series K warrants outstanding.

On February 9, 2017, the Company closed a $6 million offering and sale of (a) units, “February 9 Primary Units,” each consisting of one share of the Company’s Class A common stock, and a Series M warrant to purchase 75% of one share of Class A common stock, and (b) units, “February 9 Alternative Units,” each consisting of a prepaid Series N warrant to purchase one share of Class A common stock, and a Series M warrant, pursuant to the Securities Purchase Agreement, dated as of February 7, 2017, by and among the Company and several institutional and accredited investors. As a result, the Company issued 1,650,000 February 9 Primary Units, 750,000 February 9 Alternative Units, 1,650,000 shares of Class A common stock as part of the February 9 Primary Units, Series M warrants to purchase 1,800,000 shares of Class A common stock, and Series N warrants to purchase 750,000 shares of Class A common stock. The purchase price for a February 9 Primary Unit was $2.50 and the purchase price for a February 9 Alternative Unit was $2.49. The Company received net proceeds of approximately $5.5 million at the closing, after deducting commissions to the placement agents and estimated offering expenses payable by the Company associated with the offering. As of March 31, 2017, there were 1,800,000 Series M warrants outstanding.

Option and Warrant Exercises

During the three months ended March 31, 2017 and 2016, the Company issued no shares of its Class A common stock to employees upon the exercise of stock options. For the three months ended March 31, 2017, no options were issued. For the three months ended March 31, 2016, 433 shares of its Class A common stock were issued pursuant to the exercise of warrants and capital raising transactions.

At March 31, 2017, the Company had the following shares of Class A common stock reserved for future issuance:

Stock options and grants outstanding under incentive plans	182
Common stock warrants outstanding - derivative liability	43,016
Common stock warrants outstanding - equity security	6,484,934
Total shares reserved for future issuance	6,528,132

7. Fair Value Measurements

The following tables summarize the basis used to measure certain financial assets and liabilities at fair value on a recurring basis in the consolidated balance sheets:

Balance at March 31, 2017 (in thousands)	Total	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Common stock warrant liability	$74	$—	$—	$74

For the Company’s Level 3 measures, which represent common stock warrants, fair value is based on a Monte Carlo pricing model that is based, in part, upon unobservable inputs for which there is little or no market data, requiring the Company to develop its own assumptions. The Company used a market approach to valuing these derivative liabilities.

The following table shows the reconciliation from the beginning to the ending balance for the Company’s common stock warrant liability and embedded derivative liability measured at fair value on a recurring basis using significant unobservable inputs (i.e. Level 3) for the period ended March 31, 2017:

(in thousands)	Common stock warrant liability	Embedded derivative liability	Total
Fair value of derivative liabilities at December 31, 2016	$137	$46	$183
Change in the fair value of derivative liabilities, net	(63)	-	(63)
Adjustments for conversions of Notes	-	(46)	(46)
Fair value of derivative liabilities at March 31, 2017	$74	-	$74

8. Share-Based Compensation

During the three months ended March 31, 2017, under its 2008 Long-Term Incentive Plan, as amended, the Company did not grant any stock options and cancelled 23 stock options versus zero grants of stock options and cancellations of 5 stock options during the three months ended March 31, 2016. Substantially all stock options vest at 2% per month for the 50 months beginning with the first day of the eleventh month after date of grant.

Total share-based compensation expense recognized was $0.2 million during both the three months ended March 31, 2017 and 2016.

9. Net Income (Loss) Per Share

Basic net income (loss) per share excludes any dilutive effects of options, warrants or the Notes. The Company computes basic net income (loss) per share using the weighted average number of shares of its Class A common stock outstanding during the period. The Company computes diluted net income (loss) per share using the weighted average number of shares of its Class A common stock and common stock equivalents outstanding during the period. The Company excluded common stock equivalents of 6.5 million and 2,333 for the three months ended March 31, 2017 and 2016, respectively, from the computation of diluted net loss per share because their effect was antidilutive.

10. Segment Information

The Company operates as three reportable segments: (1) Residential – the installation of solar energy systems for homeowners, including lease financing thereof, and small business commercial in the continental U.S.; (2) Sunetric – the installation of solar energy systems for both homeowners and business owners (commercial) in Hawaii; and (3) Other – corporate operations. The Company discontinued its former large commercial segment and it is presented as discontinued operations.

Financial information for the Company’s segments and a reconciliation of the total of the reportable segments’ loss from operations to the Company’s consolidated net loss are as follows:

	Three Months Ended March 31,
(in thousands)	2017	2016
Net revenue:
Residential	$3,634	$3,752
Sunetric	19	1,187
Other	—	—
Consolidated net revenue	3,653	4,939

Loss from operations:
Residential	(1,049)	(1,264)
Sunetric	(804)	(798)
Other	(1,863)	(1,678)
Consolidated loss from continuing operations	(3,716)	(3,740)

Reconciliation of consolidated loss from continuing operations to consolidated net loss:
Other income (expense)	2	9
Interest income (expense)	13	(39)
Change in fair value of derivative liabilities and loss on extinguishment	(378)	(42)
Income tax expense	—	—
Gain from discontinued operations, net of tax	45	161
Net loss	$(4,034)	$(3,651)

The following is a reconciliation of reportable segments’ assets to the Company’s consolidated total assets. The Other segment includes certain unallocated corporate amounts.

(in thousands)	March 31, 2017	December 31, 2016
Total assets – continuing operations:
Residential	$6,162	$7,159
Sunetric	935	1,196
Other	15,473	3,857
	$22,570	$12,212
Total assets – discontinued operations:
Commercial	2,179	2,161
	$24,749	$14,373

11. Discontinued Operations

The following is a reconciliation of the major line items constituting pretax income of discontinued operations to the after-tax gain on discontinued operations that are presented in the condensed consolidated statements of operations as indicated:

	For the Three Months Ended March 31,
(in thousands)	2017	2016
Major line items constituting pretax income (loss) of discontinued operations:
Net revenue	$4	$223
Cost of goods sold	(2)	13
Selling and operating	(53)	43
General and administrative	4	6
Pretax income of discontinued operations	55	161
Gain on discontinued operations	$45	$161

The following is a reconciliation of the carrying amounts of major classes of assets and liabilities of the discontinued operations to the total assets and liabilities of the discontinued operations presented separately in the condensed consolidated balance sheets as indicated:

(in thousands)	March 31, 2017	December 31, 2016

Carrying amounts of major classes of assets included as part of discontinued operations:
Current assets:
Accounts receivable, net	$584	$536
Costs in excess of billings on uncompleted contracts	207	207
Inventory, net	37	37
Surety bond deposit	624	—
Other current assets	109	129
Total major classes of current assets of the discontinued operations	1,561	909
Noncurrent assets:
Other noncurrent assets	618	1,252
Total noncurrent assets of discontinued operations	618	1,252
Total assets of the discontinued operations in the balance sheet	$2,179	$2,161

Carrying amounts of major classes of liabilities included as part of discontinued operations:
Current liabilities:
Accounts payable	$270	$285
Accrued liabilities	925	1,059
Deferred revenue and other current liabilities	113	113
Total current liabilities of discontinued operations	1,308	1,457
Noncurrent liabilities:
Other liabilities	225	225
Total major classes of noncurrent liabilities of the discontinued operations	225	225
Total liabilities of the discontinued operations in the balance sheet	$1,533	$1,682

12. Subsequent Events

The Company has evaluated events up to the filing date of these interim financial statements and determined that no subsequent event activity required disclosure.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition. You should read this analysis in conjunction with our interim condensed consolidated financial statements and related footnotes. This discussion and analysis contains statements of a forward-looking nature relating to future events or our future financial performance. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements, including those set forth in our Form 10-K for the year ended December 31, 2016.

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

Overview

We are a residential and small business commercial solar energy engineering, procurement and construction firm. We offer turnkey services, including design, procurement, permitting, build-out, grid connection, financing referrals and warranty and customer satisfaction activities. Our solar energy systems use high-quality solar photovoltaic modules. We use proven technologies and techniques to help customers achieve meaningful savings by reducing their utility costs. In addition, we help customers lower their reliance upon fossil fuel energy sources.

We, including our predecessors, have more than 39 years of experience in residential solar energy and trace our roots to 1978, when Real Goods Trading Corporation sold the first solar photovoltaic panels in the United States. We have designed and installed over 25,000 residential and commercial solar systems since our founding.

During 2014, we discontinued our entire former Commercial segment and sold the assets associated with our catalog segment (a portion of the Other segment). As a result of this major strategic shift, we now operate as three reportable segments: (1) Residential – the installation of solar energy systems for homeowners, including lease financing thereof, and for small businesses (small business commercial) in the continental U.S.; (2) Sunetric – the installation of solar energy systems for both homeowners and business owners (commercial) in Hawaii; and (3) Other – corporate operations. We believe this structure enables us to more effectively manage our operations and resources.

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

The following table summarizes changes to our backlog by segment during the three-month period ended March 31, 2017:

(in thousands)	Residential	Sunetric	Totals
Backlog of December 31, 2016	$5,934	$2,448	$8,382
Bookings from new awards (“Sales”)	2,953	82	3,035
Cancellations and reductions on existing contracts	(1,047)	—	(1,047)
Amounts recognized in revenue upon installation	(3,378)	—	(3,378)
Backlog at March 31, 2017	$4,462	$2,530	$6,992

Historically, we experience higher customer cancellations during the first quarter of the calendar year from customers whose systems were not installed before the end of the prior year for them to realize the benefit of the investment tax credit. We have determined that for optimum internal operations, and customer satisfaction, that a backlog equivalent to a few months of sales is optimal.

We intend to expand our sales teams with the goal of increasing our future sales, both for our current states of operation and new states where we may operate in future periods.

We compete with larger capitalized firms for customers, employees, and the services of third party financiers and installers and, accordingly, there can be no assurance that we will be successful in meeting our goals for increasing sales and revenue.

Critical Accounting Policies and Estimates

There were no material changes to our critical accounting policies or estimates during the three months ended March 31, 2017 from those disclosed in our annual report on Form 10-K for the year ended December 31, 2016.

Results of Operations

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Net revenue. Net revenue decreased $1.3 million, or 26.0%, to $3.7 million during the three months ended March 31, 2017 from $4.9 million during the three months ended March 31, 2016, due to an increase in residential installation of $0.3 million and service revenue of $0.2 million offset by a decrease in small business commercial of $0.6 million and a decrease in commercial revenue at Sunetric of $1.2 million.

Gross profit. Gross profit increased $0.2 million, or 284.3%, to $0.3 million or 8.7% of net revenue during the three months ended March 31, 2017 from $0.1 million or 1.7% of net revenue during the three months ended March 31, 2016. Gross profit for our residential segment increased $0.2 million, or 37.8%, to $0.6 million or 16.6% of net revenue during the three months ended March 31, 2017 from $0.4 million or 11.7% of net revenue during the three months ended March 31, 2016. The increase in the residential segment’s gross profit percentage reflects our lower cost of materials and better utilization of direct labor during the first quarter of 2017 as compared to 2016.

Selling and operating expenses. Selling and operating expenses decreased $0.1 million, or 2.7%, to $2.1 million during the three months ended March 31, 2017 compared to $2.2 million during the three months ended March 31, 2016. However due to the decline in revenue during the three months ended March 31, 2017, selling and operating expenses were 58.4% of net revenue compared to 44.4% of net revenue during the three months ended March 31, 2016.

General and administrative expenses. General and administrative expenses increased $0.1 million, or 10.6%, to $1.4 million or 39.2% of net revenue during the three months ended March 31, 2017 from $1.3 million or 26.2% of net revenue during the three months ended March 31, 2016, primarily due to increased legal and public company expenses.

Litigation expenses. Litigation expenses during the three months ended March 31, 2017 was $80,000 compared to $24,000 during the three months ended March 31, 2016. Our legal expenses may increase in subsequent periods. See Note 4, Commitments and Contingencies.

Restructuring costs. Restructuring costs were $99,000 during the three months ended March 31, 2017, related to relocating the Company’s headquarters to Denver, Colorado and costs related to decision to outsource digital marketing. Restructuring costs were $37,000 during the three months ended March 31, 2016 and were related to the costs of closing office locations.

Depreciation and Amortization. Depreciation and Amortization were $0.1 million during each of the three months ended March 31, 2017 and March 31, 2016.

Interest income (expense). Interest income was $13,000 during the three months ended March 31, 2017 compared to interest expense of $39,000 during the three months ended March 31, 2016. The decrease in expense is due to a lower average daily balance on our line-of-credit facility through its termination as of February 9, 2017.

Change in fair value of derivative liabilities and loss on debt extinguishment. The noncash loss of $0.4 million during the three months ended March 31, 2017 was the result of the Company’s stock trading price exceeding the carrying value of the Notes upon conversion of class A common stock for the debt, and the noncash gain on the derivative liability associated with the debt conversions. The noncash loss of $42,000 during the three months ended March 31, 2016 was primarily due to our stock price decreasing resulting in reductions to the fair value of the common stock warrant liability.

Income tax (expense) benefit. Income tax (expense) benefit was negligible during the three months ended March 31, 2017 and the three months ended March 31, 2016.

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

Liquidity and Capital Resources

We experienced recurring operating losses and negative cash flow from operations in recent years. Starting with the fourth quarter of 2014, we implemented measures to reduce our cash outflow for operations such that the required level of sales to achieve break-even results was reduced. These measures included (i) exiting the large commercial segment which was operating at both an operating and cash flow loss, (ii) reducing staffing levels, (iii) physically exiting the California market where its costs to operate were high, (iv) focusing on cash sales to customers and not leasing to customers, (v) negotiating lower costs for equipment, and (vi) operating initiatives designed to improve profitability such as reducing the length of cycle time for customer installations and lowering the cost of marketing.

The historical operating losses have required us to raise financial capital. During the fourth quarter of 2016, we raised $16.1 million of financial capital, net of costs and an additional $16.0 million of financial capital, net of costs during the first quarter of 2017. See Note 6, Shareholders’ Equity. We used the proceeds from the financial capital raised to reduce accounts payable, purchase materials to convert its backlog to revenue and begin to execute its revenue growth strategy. The 2017 capital raises enabled the Company to terminate its line-of-credit facility and a Supply Agreement which had a co-terminus term, resulting in a reduction of costs for materials.

We estimate that to operate profitably we will require approximately $16 million in quarterly revenue. Current quarterly revenue is materially less than this amount and, accordingly, to be successful in increasing sales and resultant revenue, we are in the process of implementing a revenue growth strategy which includes the following components:

•	Expand the size of our call center sales organization;
•	Expand the size of our east coast residential, Sunetric field sales team, small business commercial sales team, and construction organizations;
•	Outsource and expand the digital marketing program to generate greater customer lead volume while achieving our desired cost of customer acquisition;
•	Increase third-party provider options to customers to finance their acquisition of solar energy systems;
•	Expand our network of authorized third party installers; and
•	Commence sales into new states of operations.

Until we are successful in implementing our plans to increase revenue to the level required to break-even, we expect to have cash outflow from operating activities. In addition, we expect that we will have cash outflow from operating activities for the remainder of the year as we will utilize cash to increase revenue by (i) funding an anticipated level of rooftop installations for customers, (ii) expanding our e-sales and field sales organizations and (iii) increasing our marketing spend for lead generation.

We repaid in full and terminated our line-of-credit facility during the first quarter of 2017 as our working capital was sufficient for current operations. See Note 3, Revolving Line of Credit. We believe there are sufficient financial resources to operate for the ensuing 12 months.

Cash Flows

The following table summarizes our primary sources (uses) of cash during the periods presented:

	For the Three Months Ended March 31,
(in thousands)	2017	2016
Net cash provided by (used in):
Operating activities – continuing operations	$(4,030)	$(3,776)
Operating activities – discontinued operations	(122)	98
Operating activities	(4,152)	(3,678)
Investing activities	(250)	3
Financing activities	15,539	3,269
Net increase (decrease) in cash	$11,137	$(406)

Continuing Operations

Operating activities. Our operating activities used net cash of $4.0 million and $3.8 million during the three months ended March 31, 2017 and 2016, respectively. Our net cash used in operating activities during the three months ended March 31, 2017 was primarily due to our net loss of $4.0 million increased by noncash items of $0.7 million and a net decrease in working capital assets and liabilities of $0.7 million. Our net cash used in operating activities during the three months ended March 31, 2016 was primarily due to our net loss of $3.7 million, increased by noncash items of $0.3 million and a net increase in working capital assets and liabilities of $0.4 million.

Investing activities. During the three months ended March 31, 2017, we received proceeds of $2,000 for the sale of equipment, and purchased equipment of $252,000. During the three months ended March 31, 2016, we received proceeds of $3,000 for the sale of equipment.

Financing activities. Our financing activities provided net cash of $15.5 million and $3.3 million during the three months ended March 31, 2017 and 2016, respectively. Our net cash provided by financing activities during the three months ended March 31, 2017 reflected the net proceeds $0.2 million from the 2016 Note Offering, net proceeds of $16.0 million from the issuance of common stock during the February 2017 offerings, offset by repayment of our line-of-credit facility of $0.7 million. Our net cash provided by financing activities during the three months ended March 31, 2016 reflected the net repayments and borrowings against our line-of-credit facility.

Discontinued Operations

Operating activities. Our operating activities used net cash of $0.1 million and provided $0.1 million during the three months ended March 31, 2017 and 2016, respectively. The change in cash provided by discontinued operations between the three months ended March 31, 2017 and the three months ended March 31, 2016 was attributed to the continued wind-down of remaining commercial projects.

Off-Balance Sheet Arrangements

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as special purpose entities or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other limited purposes and as a result we do not have and are not reasonably likely to have future off-balance sheet arrangements.

Risk Factors

We caution that there are risks and uncertainties that could cause our actual results to be materially different from those indicated by forward-looking statements that, from time-to-time, we make in filings with the U.S. Securities and Exchange Commission, news releases, reports, proxy statements, registration statements and other written communications as well as oral forward-looking statements made by our representatives. These risks and uncertainties include, but are not limited to, those risks set forth listed in the section entitled “RISK FACTORS” in our Annual Report on Form 10-K for the year ended December 31, 2016 which is on file with the U.S. Securities and Exchange Commission. Except for the historical information contained herein, the matters discussed in this analysis are forward-looking statements that involve risk and uncertainties, including, but not limited to, general economic and business conditions, competition, pricing, brand reputation, consumer trends, and other factors which are often beyond our control.

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

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and principal financial officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and Rule 15d-15(e) under the Exchange Act. Based upon their evaluation as of March 31, 2017, they have concluded that those disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we are involved in legal proceedings that we consider to be in the normal course of business.

On February 16, 2017, Alpha Capital Anstalt, an investor in the Company’s February 6, 2017 public offering of common stock and warrants, filed a lawsuit against Roth Capital Partners, LLC, the Company’s investment banking firm in the offering, and the Company in U.S. District Court for the Southern District of New York. Alpha’s lawsuit alleges that the registration statement for the February 6, 2017 offering contained material misstatements or omissions and that the Company had breached contractual obligations owed to Alpha. Alpha seeks unspecified monetary damages, rescission and other unspecified relief in the lawsuit. The Company disputes Alpha’s allegations and intends to vigorously defend itself in the lawsuit. Under local court rules, the Company filed a letter motion seeking permission to file a motion to dismiss the claims related to the alleged misstatements and omissions in the complaint. Following a hearing, the court granted the Company’s request but gave Alpha until May 12, 2017 to voluntarily amend its complaint. If Alpha fails to do so, the Company intends to file a motion to dismiss.

Item 1A.	Risk Factors

Except for the risk factors appearing below, there have been no material changes from the risk factors disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

An increase in our cost of materials could arise if the United States imposes trade remedies on imported crystalline silicon photovoltaic cells and modules.

In April 2017, Suniva, a US-based manufacturer of solar panels in bankruptcy, filed a safeguard petition under Section 201 of the Trade Act of 1974 requesting that the U.S. International Trade Commission recommend that the President impose trade remedies on imported crystalline silicon photovoltaic cells and modules in the form of an initial duty rate on imported solar cells of $0.40/watt and an initial minimum price on imported solar modules of $0.78/watt. We currently acquire imported modules from vendors at prices below the requested floor and work with vendors that import cells. Accordingly, should the United States impose trade remedies, we expect that our cost of solar cells and solar modules would increase, and accordingly, we would be exposed to a potential reduction in our gross margin percentage if the request was granted.

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

Between January 1, 2017 and March 31, 2017, we issued 160,185 shares of Class A common stock to the holders of the Notes as payment of an aggregate of $545,244 of principal and interest owed under the Notes at a per share price of $2.82.

The conversion features and terms of the Notes are described in our Report on Form 8-K filed on April 1, 2016 and these descriptions are incorporated herein by reference.

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

Item 5. Other Information

On May 8, 2017, the Company filed a Statement of Correction (the “Correction”) to its Articles of Incorporation (the “Articles”) to correct information in the Articles that was incorrect at the time of their original filing on January 29, 2008.

At the time of filing, the Articles contained an incorrect shareholder voting requirement, which was contrary to the Company’s intent with respect to, and understanding of, the applicable voting requirement, as evidenced by disclosures in the Company’s proxy statements and the voting requirement set forth in the Company’s bylaws, which were adopted contemporaneously with the Articles.

The Correction (a) deleted, in its entirety, the second sentence of Article IV, Section E, which stated that, if a quorum is present, the affirmative vote of a majority of the votes eligible to be cast on a subject matter shall be the act of the shareholders unless the vote of a greater number or voting by group is required by the Colorado Business Corporation Act or the Articles, and (b) replaced it with a corrected sentence, substantively identical to the same sentence in the Company’s bylaws, stating that the provisions of Section 7-107-206 of the Colorado Business Corporation Act shall govern voting requirements for shareholders.

Pursuant to Colorado law, the Correction is effective as of January 29, 2008. A copy of the Correction is attached hereto as Exhibit 3.3 and incorporated herein by reference.

Item 6.	Exhibits.

Exhibit No.	Description

3.1*	Articles of Incorporation of Real Goods Solar, Inc.

3.2*	Certificate of Designation of Preferences, Rights and Limitations of Series A 12.5% Mandatorily Convertible Preferred Stock

3.3*	Statement of Correction to Articles of Incorporation of Real Goods Solar, Inc.

4.1	Form of Series K Warrant, dated February 6, 2017, issued to investors party to the Securities Purchase Agreement, dated February 1, 2017 (Incorporated by reference to Exhibit 4.1 to Real Goods Solar’s Current Report on Form 8-K filed February 2, 2017 (Commission File No. 001-34044)).

4.2	Form of Series L Warrant, dated February 6, 2017, issued to investors party to the Securities Purchase Agreement, dated February 1, 2017 (Incorporated by reference to Exhibit 4.2 to Real Goods Solar’s Current Report on Form 8-K filed February 2, 2017 (Commission File No. 001-34044)).

4.3	Placement Agency Warrant, dated as of February 6, 2017, issued to Roth Capital Partners, LLC (Incorporated by reference to Exhibit 4.1 to Real Goods Solar’s Current Report on Form 8-K filed February 6, 2017 (Commission File No. 001-34044)).

4.4	Form of Series M Warrant, dated February 9, 2017, issued to investors party to the Securities Purchase Agreement, dated February 7, 2017 (Incorporated by reference to Exhibit 4.1 to Real Goods Solar’s Amendment No. 1 Current Report on Form 8-K/A filed February 15, 2017 (Commission File No. 001-34044)).

4.5	Form of Series N Warrant, dated February 9, 2017, issued to investors party to the Securities Purchase Agreement, dated February 7, 2017 (Incorporated by reference to Exhibit 4.2 to Real Goods Solar’s Amendment No. 1 Current Report on Form 8-K/A filed February 15, 2017 (Commission File No. 001-34044)).

4.6	Placement Agency Warrant, dated as of February9, 2017, issued to Roth Capital Partners, LLC (Incorporated by reference to Exhibit 4.1 to Real Goods Solar’s Amendment No. 1 Current Report on Form 8-K/A filed February 15, 2017 (Commission File No. 001-34044)).

10.1	Placement Agency Agreement, dated February 1, 2017, between Real Goods Solar, Inc. and Roth Capital Partners, LLC (Incorporated by reference to Exhibit 1.1 to Real Goods Solar’s Current Report on Form 8-K filed February 2, 2017 (Commission File No. 001-34044)).

10.2	Form of Securities Purchase Agreement, dated February 1, 2017, among Real Goods Solar, Inc. and the purchasers party thereto (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed February 2, 2017 (Commission File No. 001-34044)).

10.3	Form of Leak-Out Agreement, dated February 1, 2017, among Real Goods Solar, Inc. and certain purchasers party to the Securities Purchase Agreement, dated February 1, 2017 (Incorporated by reference to Exhibit 10.2 to Real Goods Solar’s Current Report on Form 8-K filed February 2, 2017 (Commission File No. 001-34044)).

10.4	Placement Agency Agreement, dated February 7, 2017, between Real Goods Solar, Inc. and Roth Capital Partners, LLC (Incorporated by reference to Exhibit 1.1 to Real Goods Solar’s Current Report on Form 8-K filed February 8, 2017 (Commission File No. 001-34044)).

10.5	Form of Securities Purchase Agreement, dated February 7, 2017, among Real Goods Solar, Inc. and the purchasers party thereto (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Amendment No. 1 Current Report on Form 8-K/A filed February 15, 2017 (Commission File No. 001-34044)).

10.6	Form of Leak-Out Agreement, dated February 7, 2017, among Real Goods Solar, Inc. and certain purchasers party to the Securities Purchase Agreement, dated February 7, 2017 (Incorporated by reference to Exhibit 10.2 to Real Goods Solar’s Current Report on Form 8-K filed February 8, 2017 (Commission File No. 001-34044)).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

Exhibit No.	Description

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf, by the undersigned, thereunto duly authorized.

Real Goods Solar, Inc.
(Registrant)

Date: May 10, 2017	By:	/s/ Dennis Lacey
Dennis Lacey
Chief Executive Officer and Director (authorized officer)

Date: May 10, 2017	By:	/s/ Alan Fine
Alan Fine
Principal Financial Officer and Treasurer

Date: May 10, 2017	By:	/s/ Thomas Mannik
Thomas Mannik
Principal Accounting Officer and Controller

EXHIBIT INDEX

Exhibit No.	Description

3.1*	Articles of Incorporation of Real Goods Solar, Inc.

3.2*	Certificate of Designation of Preferences, Rights and Limitations of Series A 12.5% Mandatorily Convertible Preferred Stock

3.3*	Statement of Correction to Articles of Incorporation of Real Goods Solar, Inc.

4.1	Form of Series K Warrant, dated February 6, 2017, issued to investors party to the Securities Purchase Agreement, dated February 1, 2017 (Incorporated by reference to Exhibit 4.1 to Real Goods Solar’s Current Report on Form 8-K filed February 2, 2017 (Commission File No. 001-34044)).

4.2	Form of Series L Warrant, dated February 6, 2017, issued to investors party to the Securities Purchase Agreement, dated February 1, 2017 (Incorporated by reference to Exhibit 4.2 to Real Goods Solar’s Current Report on Form 8-K filed February 2, 2017 (Commission File No. 001-34044)).

4.3	Placement Agency Warrant, dated as of February 6, 2017, issued to Roth Capital Partners, LLC (Incorporated by reference to Exhibit 4.1 to Real Goods Solar’s Current Report on Form 8-K filed February 6, 2017 (Commission File No. 001-34044)).

4.4	Form of Series M Warrant, dated February 9, 2017, issued to investors party to the Securities Purchase Agreement, dated February 7, 2017 (Incorporated by reference to Exhibit 4.1 to Real Goods Solar’s Amendment No. 1 Current Report on Form 8-K/A filed February 15, 2017 (Commission File No. 001-34044)).

4.5	Form of Series N Warrant, dated February 9, 2017, issued to investors party to the Securities Purchase Agreement, dated February 7, 2017 (Incorporated by reference to Exhibit 4.2 to Real Goods Solar’s Amendment No. 1 Current Report on Form 8-K/A filed February 15, 2017 (Commission File No. 001-34044)).

4.6	Placement Agency Warrant, dated as of February9, 2017, issued to Roth Capital Partners, LLC (Incorporated by reference to Exhibit 4.1 to Real Goods Solar’s Amendment No. 1 Current Report on Form 8-K/A filed February 15, 2017 (Commission File No. 001-34044)).

10.1	Placement Agency Agreement, dated February 1, 2017, between Real Goods Solar, Inc. and Roth Capital Partners, LLC (Incorporated by reference to Exhibit 1.1 to Real Goods Solar’s Current Report on Form 8-K filed February 2, 2017 (Commission File No. 001-34044)).

10.2	Form of Securities Purchase Agreement, dated February 1, 2017, among Real Goods Solar, Inc. and the purchasers party thereto (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed February 2, 2017 (Commission File No. 001-34044)).

10.3	Form of Leak-Out Agreement, dated February 1, 2017, among Real Goods Solar, Inc. and certain purchasers party to the Securities Purchase Agreement, dated February 1, 2017 (Incorporated by reference to Exhibit 10.2 to Real Goods Solar’s Current Report on Form 8-K filed February 2, 2017 (Commission File No. 001-34044)).

10.4	Placement Agency Agreement, dated February 7, 2017, between Real Goods Solar, Inc. and Roth Capital Partners, LLC (Incorporated by reference to Exhibit 1.1 to Real Goods Solar’s Current Report on Form 8-K filed February 8, 2017 (Commission File No. 001-34044)).

10.5	Form of Securities Purchase Agreement, dated February 7, 2017, among Real Goods Solar, Inc. and the purchasers party thereto (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Amendment No. 1 Current Report on Form 8-K/A filed February 15, 2017 (Commission File No. 001-34044)).

10.6	Form of Leak-Out Agreement, dated February 7, 2017, among Real Goods Solar, Inc. and certain purchasers party to the Securities Purchase Agreement, dated February 7, 2017 (Incorporated by reference to Exhibit 10.2 to Real Goods Solar’s Current Report on Form 8-K filed February 8, 2017 (Commission File No. 001-34044)).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

Exhibit No.	Description

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith
**	Furnished herewith

