Form 10-Q
period 2017-06-30
Real Goods Solar, Inc.
filed 2017-08-09
CIK 1425565

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 7, 2017
Class A Common Stock ($.0001 par value)	7,480,906

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

Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, without limitation, the following: our ability to implement our revenue growth strategy; our history of operating losses; our ability to achieve profitability; our ability to generate breakeven cash flow to fund our operations; our success in implementing our plans to increase future sales, and installations and revenue; restrictions on certain transactions and potential premiums and penalties under our outstanding warrants; rules, regulations and policies pertaining to electricity pricing and technical interconnection of customer-owned electricity generation such as net energy metering; the continuation and level of government subsidies and incentives for solar energy; our failure to timely or accurately complete financing paperwork on behalf of customers; the adoption and general demand for solar energy; the impact of a drop in the price of conventional energy on demand for solar energy systems; existing and new regulations impacting solar installations including electric codes; delays or cancellations for system installations where revenue is recognized on a percentage-of-completion basis; seasonality of customer demand and adverse weather conditions inhibiting our ability to install solar energy systems; changing and updating technologies and the issues presented by these new technologies related to customer demand and our product offering; geographic concentration of revenue from the sale of solar energy systems in Hawaii and east coast states, loss of key personnel and ability to attract necessary personnel; loss or suspension of licenses required for installation of solar energy systems; adverse outcomes arising from litigation and legal disputes to which we may be subject from time to time; our failure to accurately predict future warranty claims; the outcome of a dispute with a customer of our former Commercial segment related to remedial work; the possibility that our insurance carrier seeks reimbursement of legal expenses up to $1.5 million in connection with a now closed U.S. Securities and Exchange Commission investigation related to our July 2014 private placement; our ability to continue to obtain services and components from suppliers, installers and other vendors; disruption of our supply chain from equipment manufacturers and potential shortages of components for solar energy systems; factors impacting the timely installation of solar energy systems; competition; costs associated with safety and construction risks; continued access to competitive third party financiers to finance customer solar installations; increases in interest rates and tightening credit markets; our ability to meet customer expectations; risks and liabilities associated with placing employees and technicians in our customers’ homes and businesses; product liability claims; future data security breaches, or our inability to protect personally identifiable information or other information about our customers; failure to comply with the director independence standards of the U.S. Securities and Exchange Commission and the Nasdaq Capital Market; our inability to maintain effective disclosure controls and procedures and internal control over financial reporting; volatile market price of our Class A common stock; possibility of future dilutive issuances of securities and its impact on our ability to obtain additional financing; the low likelihood that we will pay any cash dividends on our Class A common stock for the foreseeable future; compliance with public reporting requirements; anti-takeover provisions in our organizational documents; the terms of our outstanding warrants to purchase Class A common stock and securities purchase agreements in connection with past offerings which limit our ability to enter into certain transactions or obtain financing, and which could result in our paying premiums or penalties to the holders of outstanding Senior Secured Convertible Notes due April 1, 2019 (the “Notes”) and warrants; an increase in our cost of materials that could arise if the United States imposes trade remedies on imported crystalline silicon photovoltaic cells and modules; and such other factors as discussed throughout Part I, Item 1A, Risk Factors and Part II, Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2016 and Part I, Item 2, Management’s Discussion and Analysis of Financial Conditions and Results of Operations and Part II, Item 1A, Risk Factors included in our Quarterly Report on Form 10-Q for the period ended March 31, 2017 and this report.

Any forward-looking statement made by us in this report is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

REAL GOODS SOLAR, INC.

Condensed Consolidated Balance Sheets (unaudited)

(in thousands, except share data)	June 30, 2017	December 31, 2016

ASSETS
Current assets:
Cash	$9,745	$2,940
Restricted cash	—	173
Accounts receivable, net	1,990	3,002
Inventory, net	1,185	1,502
Deferred costs on uncompleted contracts	314	398
Other current assets	1,612	931
Current assets of discontinued operations	1,415	909

Total current assets	16,261	9,855
Property and equipment, net	774	620
Goodwill	1,338	1,338
Net investment in sales-type leases and other assets	1,479	1,308
Noncurrent assets of discontinued operations	605	1,252

Total assets	$20,457	$14,373

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Line of credit	$—	$663
Convertible debt, net of deferred cost and pre-installment of $0 and $298	1	124
Accounts payable	547	2,019
Accrued liabilities	1,422	1,362
Billings in excess of costs on uncompleted contracts	—	107
Derivative liabilities	—	46
Deferred revenue and other current liabilities	815	1,033
Current liabilities of discontinued operations	733	921

Total current liabilities	3,518	6,275
Other liabilities	2,224	2,222
Derivative liabilities	53	137
Noncurrent liabilities of discontinued operations	758	761

Total liabilities	6,553	9,395

Commitments and contingencies (Note 4)
Shareholders’ equity:
Class A common stock, $.0001 par value, 150,000,000 shares authorized, 7,480,906 and 1,183,151 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	8	8
Additional paid-in capital	204,742	187,752
Accumulated deficit	(190,846)	(182,782)

Total shareholders’ equity	13,904	4,978

Total liabilities and shareholders’ equity	$20,457	$14,373

See accompanying notes.

REAL GOODS SOLAR, INC.

Condensed Consolidated Statements of Operations (unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share data)	2017	2016	2017	2016

Contract revenue:
Sale and installation of solar energy systems	$2,708	$4,750	$6,070	$9,553
Service	277	133	568	270
Leasing, net	12	14	25	28
Contract expenses:
Installation of solar energy systems	2,668	4,175	5,744	8,692
Service	491	291	809	630
Customer acquisition	1,329	618	2,251	1,416
Contract income (loss)	(1,491)	(187)	(2,141)	(887)
Operating expense	2,461	2,743	5,432	5,759
Litigation expense	55	—	135	24
Operating loss	(4,007)	(2,930)	(7,708)	(6,670)
Taxes	—	(27)	—	(27)
Derivative and other	10	(576)	(368)	(648)
Loss from continuing operations, net of tax	(3,997)	(3,533)	(8,076)	(7,345)
Income (loss) from discontinued operations, net of tax	(33)	70	12	231

Net loss	$(4,030)	$(3,463)	$(8,064)	$(7,114)
Net income (loss) per share – basic and diluted:
From continuing operations	$(0.53)	$(165.90)	$(1.32)	$(349.50)
From discontinued operations	0.00	3.30	0.00	11.10

Net loss per share – basic and diluted	$(0.53)	$(162.60)	$(1.32)	$(338.40)

Weighted-average shares outstanding:
Basic and diluted	7,481	21	6,102	21

See accompanying notes.

REAL GOODS SOLAR, INC.

Condensed Consolidated Statement of Changes in Shareholders’ Equity (unaudited)

	Class A Common Stock		Additional	Accumulated	Total Shareholders’
(in thousands, except share data)	Shares	Amount	Paid - in Capital	Deficit	Equity
Balances, January 1, 2017	1,183,151	$8	$187,752	$(182,782)	$4,978
Issuance of common stock and other equity changes related to compensation	—	—	226	—	226
Proceeds from common stock offering, net of costs	6,110,000	—	16,029	—	16,029
Fair value of shares issued for convertible notes and interest	177,018		735		735
Fractional shares issued in connection with reverse split	10,737	—	—	—	—
Net loss	—	—	—	(8,064)	(8,064)
Balances, June 30, 2017	7,480,906	$8	$204,742	$(190,846)	$13,904

See accompanying notes.

REAL GOODS SOLAR, INC.

Condensed Consolidated Statements of Cash Flows (unaudited)

	For the Six Months Ended June 30,
(in thousands except share data)	2017	2016
Operating activities
Net loss	$(8,064)	$(7,114)
Gain from discontinued operations	12	231
Loss from continuing operations	(8,076)	(7,345)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities – continuing operations:
Depreciation	201	215
Amortization of debt discount and issuance costs	—	623
Share-based compensation expense	226	342
Change in valuation of derivative liabilities and loss on debt extinguishment	357	(267)
Loss on sale of assets	13	10
Bad debt expense	23	101
Changes in operating assets and liabilities:		——
Accounts receivable	989	1,081
Costs in excess of billings on uncompleted contracts	8	571
Inventory, net	317	818
Deferred costs on uncompleted contracts	84	406
Net investment in sales-type leases and other assets	(169)	(127)
Other current assets	(689)	(206)
Accounts payable	(1,472)	(445)
Accrued liabilities	185	(470)
Billings in excess of costs on uncompleted contracts	(107)	(662)
Deferred revenue and other current liabilities	(218)	19
Other liabilities	2	8

Net cash used in operating activities – continuing operations	(8,326)	(5,328)
Net cash (used in) provided by operating activities – discontinued operations	(38)	213
Net cash used in operating activities	(8,364)	(5,115)
Investing activities
Purchase of property and equipment	(372)	—
Proceeds from sale of property and equipment	2	9
Net cash (used in) provided by investing activities	(370)	9
Financing activities
Proceeds from warrant exercises, net of costs	—	17
Proceeds from convertible debt, net of costs and restricted cash	—	1,533
Restricted cash released upon conversion of debt	173	—
Proceeds from the issuance of common stock, net of costs	16,029	—
Principal payments on revolving line of credit	(663)	(9,198)
Principal borrowings on revolving line of credit	—	12,650
Net cash provided by financing activities	15,539	5,002
Net change in cash	6,805	(104)
Cash and cash equivalents at beginning of period	2,940	594

Cash and cash equivalents at end of period	$9,745	$490

Supplemental cash flow information
Interest paid	$8	$94
Non-cash items
Transfer from accounts payable to other liabilities for amounts paid by insurance carrier	$—	$1,510
Transfer of accounts payable to vendor line of credit	$—	$59
Change in common stock warrant liability in conjunction with exercise/extinguishment of warrants	$—	$103
Payment on line of credit in Class A common stock	$—	$167
Discount from warrants issued in conjunction with 2016 Note Offering	$—	$2,500
Accrued closing costs on Convertible Note	$—	$651
Embedded derivative liability recorded in conjunction with April 2016 Offering	$—	$2,616
Convertible notes interest paid with common stock	$125	$—

See accompanying notes.

Notes to Condensed Consolidated Financial Statements

1. Organization, Nature of Operations, and Principles of Consolidation

Real Goods Solar, Inc. (the “Company” or “RGS”) is a residential and small business commercial solar energy engineering, procurement, and construction firm.

Principles of Consolidation

We have prepared our unaudited interim condensed consolidated financial statements included herein pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to these rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In our opinion, the unaudited interim financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly, in all material respects, our condensed consolidated financial position as of June 30, 2017, the interim results of operations for the three months and six months ended June 30, 2017 and 2016, and cash flows for the six months ended June 30, 2017 and 2016. These interim statements have not been audited. The balance sheet as of December 31, 2016, was derived from our audited consolidated financial statements included in our annual report on Form 10-K. The interim condensed consolidated financial statements contained herein should be read in conjunction with our audited financial statements, including the notes thereto, for the year ended December 31, 2016.

Discontinued Operations

During 2014, we committed to a plan to sell certain contracts and rights comprising our large commercial installations business, otherwise known as our former Commercial segment. At the same time, we determined not to enter into further large commercial installation contracts in the mainland United States. Most contracts in process at December 31, 2014 were substantially completed during 2015 and remaining work was completed during 2016. We report this business as a discontinued operation, separate from our continuing operations. See Note 10. Discontinued Operations.

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

The Company’s historical operating losses have required the Company to raise financial capital. During the fourth quarter of 2016, the Company raised $16.1 million of financial capital, net of costs, and the Company raised an additional $16.0 million of financial capital, net of costs during the first quarter of 2017. See Note 5, Shareholders’ Equity. The Company used the proceeds from the financial capital raised to reduce accounts payable, purchase materials to convert its backlog to revenue and begin to execute its revenue growth strategy. The 2017 capital raises enabled the Company to terminate its line-of-credit facility and an Exclusive Supply Agreement (the “Supply Agreement”) with a co-terminus term, resulting in a reduction of costs for materials.

The Company estimates that to operate profitably it will require approximately $16 million in quarterly revenue. Current quarterly revenue is materially less than this amount and, accordingly, to be successful in increasing sales and resultant revenue, the Company is in the process of implementing a revenue growth strategy which includes the following components:

•	Expand the size of the Company’s call center sales organization;
•	Expand the size of the Company’s east coast residential, Sunetric field sales team, small business commercial sales team, and construction organizations;
•	Expand the digital marketing program, and increase spending to generate greater customer leads while achieving desired cost of customer acquisition;
•	Make available to the Company’s customers additional third-party providers to finance customer acquisitions of our solar energy systems

•	Expand the Company’s network of authorized third party installers; and
•	Invest in innovation for future sales and profitability, such as customer-centric software, new products and services such as the sale of energy storage and energy audit services to attract new customers.

The Company has prepared its business plan for the ensuing twelve months, and believes it has sufficient financial resources to operate for the ensuing 12-month period. The plan (i) expects that because accounts payable at June 30, 2017 has been reduced to only $500k, future expenditures will be used for producing customer installation revenue and no longer having to expend cash to catch-up on previously outstanding accounts payable (ii) anticipates an increase in contract income from increasing customer installation revenue from implementation of the revenue growth strategy. Until the Company is successful in implementing its plans to increase revenue to the level required to break-even, the Company expects to have cash outflow from operating activities. In addition, the Company expects to have cash outflow from operating activities for the remainder of the year, as cash is utilized to increase revenue by (i) funding an anticipated level of rooftop installations for customers, (ii) expanding e-sales and field sales organizations and (iii) increasing marketing spend for lead generation.

2. Significant Accounting Policies

The Company made no changes to its significant accounting policies during the six months ended June 30, 2017.

Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations. In the three months ended June 30, 2017, the Company concluded that it was appropriate to classify items in the statement of operations to conform with operating metrics reported to investors and the manner in which management evaluates financial performance and to classify warranty liability separately as current and non-current liabilities. Accordingly, the Company had revised the classification of certain items to report items in the statement of operations and balance sheet.

	December 31,		December 31,
	2016		2016
	As Filed	Reclassification	Revised
Current liabilities
Accounts payable	$2,555	$(536)	$2,019
Accrued liabilities	$1,284	$78	$1,362
Current liabilities of discontinued operations	1,457	(536)	921
	$5,296	$(994)	$4,302
Long-term liabilities
Other liabilities	$1,764	$458	$2,222
Noncurrent liabilities of discontinued operations	225	536	761
	$1,989	$994	$2,983

These changes in classification did not change the previously reported operating income (loss) in the statement of operations, or cash generated (used) from operations in the statement of cash flows, or operating income (loss) for any business segment.

The change in classification of warranty liabilities increased working capital as follows:

	December 31,		December 31,
	2016		2016
(in thousands)	As Filed	Reclassification	Revised
Working Capital	$2,586	$994	$3,580

Service Revenue and Expense and Warranties

The Company recognizes service revenue when service work is completed for customers and third party owners of solar energy systems, and collection of receivables is reasonably assured. Concurrent with the recognition of revenue the costs of such services are reflected as service expense.

The Company warrants solar energy systems sold to customers for up to ten years against defects in installation workmanship. The manufacturers’ warranties on the solar energy system components, which are passed through to the customers, typically have product warranty periods of 10 years and a limited performance warranty period of up to 25 years. The Company provides for the estimated cost of warranties at the time the related revenue is recognized. This estimated future costs for the limited warranty is recorded as contract expenses on installation of solar energy systems. The Company also maintains specific warranty liabilities for large commercial customers included in discontinued operations. The Company assesses the accrued warranty reserve regularly and adjusts the amounts as necessary based on actual experience and changes in future estimates. This variance between the previously estimated warranty at the time of installation of the solar energy system and actual experience rate is recorded as service expense.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company’s management in accordance with GAAP for interim financial information and in compliance with the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, these unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of our management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the six months ended June 30, 2017 are not necessarily indicative of the expected results for the year ending December 31, 2017. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016. Intercompany balances and transactions have been eliminated.

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

During the second quarter of 2017, we began evaluating our contracts with customers and have determined that for the majority of our contracts, we do not currently anticipate there would be any significant change to timing or method of recognizing revenue. As such, we do not believe this new standard will have a material impact on our results of operations, financial condition or cash flows. We are planning to adopt the new standard as of January 1, 2018, and utilize the modified retrospective method.

3. Line of Credit

On February 9, 2017, the Company terminated its line of credit with Solar Solutions and Distribution, LLC.  Additionally, the Company had a Supply Agreement with Solar Solutions which was coterminous with the line of credit and accordingly, that was terminated as of the same date.  As of June 30, 2017, the Company does not have a line of credit facility.

4. Commitments and Contingencies

The Company leases office and warehouse space through operating leases. Some of the leases have renewal clauses, which range from one month to five years.

The Company leases vehicles for certain field personnel through operating leases. Leases range up to five years with varying termination dates through August 2020.

The following schedule represents the annual future minimum payments of all leases as of June 30, 2017:

(in thousands)	Future Minimum Lease Payments
2017	$471
2018	638
2019	561
2020	506
2021	416
2022 and thereafter	112

Total minimum lease payments	$2,704

The Company incurred office and warehouse rent expense of $0.2 and $0.2 million for the three months ended June 30, 2017 and 2016, respectively and $0.3 and $0.4 million for the six months ended June 30, 2017 and 2016, respectively.

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

From time to time, the Company may be involved in legal proceedings that are considered to be in the normal course of business. As previously disclosed in the Company’s Quarterly Report on Form 10-Q for the first quarter of 2017, on February 16, 2017, Alpha Capital Anstalt, an investor in the Company’s February 6, 2017 public offering of common stock and warrants, filed a lawsuit against Roth Capital Partners, LLC, the Company’s investment banking firm in the offering, and the Company in U.S. District Court for the Southern District of New York. Alpha’s lawsuit alleges that the registration statement for the February 6, 2017 offering contained material misstatements or omissions and that the Company had breached contractual obligations owed to Alpha. Alpha seeks unspecified monetary damages, rescission and other unspecified relief in the lawsuit. The Company disputes Alpha’s allegations and intends to vigorously defend itself in the lawsuit.  Under local court rules, the Company filed a letter motion seeking permission to file a motion to dismiss the claims related to the alleged misstatements and omissions in the complaint. On May 12, 2017, Alpha Capital filed an amended complaint removing the fraud-related claims and leaving only breach of contract claims against the Company. The Company does not expect to incur any material charges in connection with this lawsuit and, as of June 30, 2017, the Company has not recorded a liability associated with this lawsuit. However, the Company expects its litigation expense to increase in the near future as a result thereof.

On May 1, 2017, Roth Capital Partners, LLC requested indemnification by the Company for its legal expenses related to this lawsuit under the terms of the Placement Agency Agreement associated with the February 6, 2017 offering. The Company, under the circumstances, disputes the request for indemnification.

5. Shareholders’ Equity

The following transactions were completed during the six months ended June 30, 2017:

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

February 2017 Offerings

On February 6, 2017, the Company closed a $11.5 million offering and sale of (a) units, “February 6 Primary Units,” each consisting of one share of the Company’s Class A common stock, and a Series K warrant to purchase one share of Class A common stock, and (b) units, “February 6 Alternative Units,” each consisting of a prepaid Series L warrant to purchase one share of Common Stock, and a Series K warrant pursuant to the Securities Purchase Agreement, dated as of February 1, 2017, by and among the Company and several institutional investors, and to public retail investors. As a result, the Company issued 2,096,920 February 6 Primary Units, 1,613,080 February 6 Alternative Units, 2,096,920 shares of Class A common stock as part of the February 6 Primary Units, Series K warrants to purchase 3,710,000 shares of Class A common stock, and Series L warrants to purchase 1,613,080 shares of Class A common stock. The purchase price for a February 6 Primary Unit was $3.10 and the purchase price for a February 6 Alternative Unit was $3.09. The Series K Warrants are currently exercisable at a price of $3.10 per share, and are exercisable for a period of five years. The Company received net proceeds of approximately $10.5 million at the closing, after deducting commissions to the placement agents and estimated offering expenses payable by the Company associated with the offering. As of June 30, 2017, there were 3,710,000 Series K warrants outstanding.

On February 9, 2017, the Company closed a $6 million offering and sale of (a) units, “February 9 Primary Units,” each consisting of one share of the Company’s Class A common stock, and a Series M warrant to purchase 75% of one share of Class A common stock, and (b) units, “February 9 Alternative Units,” each consisting of a prepaid Series N warrant to purchase one share of Class A common stock, and a Series M warrant, pursuant to the Securities Purchase Agreement, dated as of February 7, 2017, by and among the Company and several institutional and accredited investors. As a result, the Company issued 1,650,000 February 9 Primary Units, 750,000 February 9 Alternative Units, 1,650,000 shares of Class A common stock as part of the February 9 Primary Units, Series M warrants to purchase 1,800,000 shares of Class A common stock, and Series N warrants to purchase 750,000 shares of Class A common stock. The purchase price for a February 9 Primary Unit was $2.50 and the purchase price for a February 9 Alternative Unit was $2.49. The Series M Warrants are currently exercisable at a price of $2.40 per share, and are exercisable for a period of five years. The Company received net proceeds of approximately $5.5 million at the closing, after deducting commissions to the placement agents and estimated offering expenses payable by the Company associated with the offering. As of June 30, 2017, there were 1,800,000 Series M warrants outstanding.

Option and Warrant Exercises

During the three and six months ended June 30, 2017 and 2016, the Company issued no shares of its Class A common stock to employees upon the exercise of stock options. During the six months ended June 30, 2017 and 2016 the Company issued zero and 69 shares of its Class A common stock pursuant to the exercise of warrants, respectively.

At June 30, 2017, the Company had the following shares of Class A common stock reserved for future issuance:

Stock options and grants outstanding under incentive plans	182
Common stock warrants outstanding - derivative liability	43,016
Common stock warrants outstanding - equity security	6,484,934

Total shares reserved for future issuance	6,528,132

6. Fair Value Measurements

The following tables summarize the basis used to measure certain financial assets and liabilities at fair value on a recurring basis in the consolidated balance sheets:

Balance at June 30, 2017 (in thousands)	Total	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Common stock warrant liability	$53	$—	$—	$53

For the Company’s Level 3 measures, which represent common stock warrants, fair value is based on a Monte Carlo pricing model that is based, in part, upon unobservable inputs for which there is little or no market data, requiring the Company to develop its own assumptions. The Company used a market approach to valuing these derivative liabilities.

The following table shows the reconciliation from the beginning to the ending balance for the Company’s common stock warrant liability and embedded derivative liability measured at fair value on a recurring basis using significant unobservable inputs (i.e. Level 3) for the period ended June 30, 2017:

(in thousands)	Common stock warrant liability	Embedded derivative liability	Total
Fair value of derivative liabilities at December 31, 2016	$137	$46	$183
Change in the fair value of derivative liabilities, net	(84)	-	(84)
Adjustments for conversions of Notes	-	(46)	(46)
Fair value of derivative liabilities at June 30, 2017	$53	-	$53

7. Share-Based Compensation

During the six months ended June 30, 2017, under its 2008 Long-Term Incentive Plan, as amended, the Company did not grant any stock options and cancelled zero stock options versus zero grants of stock options and cancellations of 20 stock options during the six months ended June 30, 2016. Substantially all stock options vest at 2% per month for the 50 months beginning with the first day of the eleventh month after date of grant.

Total share-based compensation expense recognized was $0.05 million and $0.2 million during the three months ended June 30, 2017 and 2016, respectively, and $0.2 million and $0.3 million during the six months ended June 30, 2017 and 2016, respectively.

8. Net Income (Loss) Per Share

Basic net income (loss) per share excludes any dilutive effects of options, warrants or the Notes. The Company computes basic net income (loss) per share using the weighted average number of shares of its Class A common stock outstanding during the period. The Company computes diluted net income (loss) per share using the weighted average number of shares of its Class A common stock and common stock equivalents outstanding during the period. The Company excluded common stock equivalents of 6.5 million and 110,000 for the three months ended June 30, 2017 and 2016, respectively, and 6.5 million and 110,000 for the six months ended June 30, 2017 and 2016, respectively, from the computation of diluted net loss per share because their effect was antidilutive.

9. Segment Information

The Company operates as three reportable segments: (1) Residential – the installation of solar energy systems for homeowners, including lease financing thereof, and small business commercial in the continental United States; (2) Sunetric – the installation of solar energy systems for both homeowners and business owners (commercial) in Hawaii; and (3) Other – corporate operations. The Company discontinued its former large commercial segment and it is presented as discontinued operations.

Financial information for the Company’s segments and a reconciliation of the total of the reportable segments’ loss from operations to the Company’s consolidated net loss are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Contract revenue:
Residential	$2,472	$3,309	$6,119	$7,076
Sunetric	525	1,588	544	2,775
Other	—	—	—	—
Consolidated contract revenue	2,997	4,897	6,663	9,851
Loss from continuing operations:
Residential	(1,706)	(893)	(2,354)	(2,157)
Sunetric	(532)	(291)	(1,336)	(1,089)
Other	(1,769)	(1,746)	(4,018)	(3,424)
Consolidated loss from continuing operations	(4,007)	(2,930)	(7,708)	(6,670)
Reconciliation of consolidated loss from operations to consolidated net loss:
Derivative and other	10	(576)	(368)	(648)
Income tax (expense) benefit	—	(27)	—	(27)
Income (loss) from discontinued operations, net of tax	(33)	70	12	231
Net loss	$(4,030)	$(3,463)	$(8,064)	$(7,114)

The following is a reconciliation of reportable segments’ assets to the Company’s consolidated total assets. The Other segment includes certain unallocated corporate amounts.

(in thousands)	June 30, 2017	December 31, 2016
Total assets – continuing operations:
Residential	$6,317	$7,159
Sunetric	1,043	1,196
Other	11,077	3,857
	$18,437	$12,212
Total assets – discontinued operations:
Commercial	2,020	2,161
	$20,457	$14,373

10. Discontinued Operations

The following is a reconciliation of the major line items constituting pretax income of discontinued operations to the after-tax gain on discontinued operations that are presented in the condensed consolidated statements of operations as indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Major line items constituting pretax gain (loss) of discontinued operations:
Contract revenue	$1	$123	$5	$346
Contract expense	2	17	—	30
Operating and other expense	32	36	(17)	85
Pretax income (loss) from discontinued operations	(33)	70	22	231
Income (loss) from discontinued operations, net of tax	$(33)	$70	$12	$231

The following is a reconciliation of the carrying amounts of major classes of assets and liabilities of the discontinued operations to the total assets and liabilities of the discontinued operations presented separately in the condensed consolidated balance sheets as indicated:

(in thousands)	June 30, 2017	December 31, 2016

Carrying amounts of major classes of assets included as part of discontinued operations:
Current assets:
Accounts receivable, net	$584	$536
Costs in excess of billings on uncompleted contracts	62	207
Inventory, net	37	37
Surety bond deposit	624	—
Other current assets	108	129

Total major classes of current assets of the discontinued operations	1,415	909

Noncurrent assets:
Other noncurrent assets	605	1,252

Total noncurrent assets of discontinued operations	605	1,252

Total assets of the discontinued operations in the balance sheet	$2,020	$2,161

Carrying amounts of major classes of liabilities included as part of discontinued operations:
Current liabilities:
Accounts payable	$270	$285
Accrued liabilities	350	523
Deferred revenue and other current liabilities	113	113

Total current liabilities of discontinued operations	733	921

Noncurrent liabilities:
Other liabilities	758	761

Total major classes of noncurrent liabilities of the discontinued operations	758	761

Total liabilities of the discontinued operations in the balance sheet	$1,491	$1,682

11. Subsequent Events

The Company has evaluated events up to the filing date of these interim financial statements and determined that no subsequent event activity required disclosure.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition. You should read this analysis in conjunction with our interim condensed consolidated financial statements and related footnotes. This discussion and analysis contains statements of a forward-looking nature relating to future events or our future financial performance. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements, including those set forth in our Form 10-K for the year ended December 31, 2016 and in this Quarterly Report for the period ended June 30, 2017.

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

We, including our predecessors, have more than 39 years of experience in residential solar energy and trace our roots to 1978, when Real Goods Trading Corporation sold the first solar photovoltaic panels in the United States. We have designed and installed over 25,000 residential and commercial solar energy systems since our founding.

During 2014, we discontinued our entire former Commercial segment and sold the assets associated with our catalog business (a portion of the Other segment). As a result of this major strategic shift, we now operate as three reportable segments: (1) Residential – the installation of solar energy systems for homeowners, including lease financing thereof, and for small businesses (small business commercial) in the continental U.S.; (2) Sunetric – the installation of solar energy systems for both homeowners and business owners (commercial) in Hawaii; and (3) Other – corporate operations. We believe this structure enables us to more effectively manage our operations and resources.

We experienced recurring operating losses and negative cash flow from operations in recent years. Starting with the fourth quarter of 2014, we implemented measures to reduce cash outflow for operations such that the required level of sales to achieve break-even results was reduced. These measures included (i) exiting the large commercial segment which was operating at both an operating and cash flow loss, (ii) reducing staffing levels, (iii) physically exiting the California market where its costs to operate were high, (iv) focusing on cash sales to customers and not leasing to customers, (v) negotiating lower costs for equipment, and (vi) operating initiatives designed to improve profitability such as reducing the length of cycle time for customer installations and lowering the cost of marketing.

Our historical operating losses have required us to raise financial capital. During the fourth quarter of 2016, we raised $16.1 million of financial capital, net of costs, and we raised an additional $16.0 million of financial capital, net of costs during the first quarter of 2017. We used a portion of the proceeds from the financial capital raised to reduce accounts payable, purchase materials to convert backlog to revenue and begin to execute our revenue growth strategy.

Revenue Growth Strategy

We estimate that to operate profitably we will require approximately $16 million in quarterly revenue. Current quarterly revenue is materially less than this amount and, accordingly, to be successful in increasing sales and resultant revenue, we are in the process of implementing a revenue growth strategy which includes the following components:

•	Expand the size of our call center sales organization;
•	Expand the size of our field sales teams on the east coast and Sunetric, small business commercial sales team, and construction organizations;
•	Expand the digital marketing program, as well as increase our spending to generate greater customer leads while achieving desired cost of customer acquisition;
•	Make available to our customers, additional third-party providers to finance customer acquisitions of our solar energy systems
•	Expand our network of authorized third party installers; and
•	Invest in innovation for future sales and profitability, such as customer-centric software, new products and services such as the sale of energy storage and energy audit services to attract new customers.

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

Explanation of Key Operating Metrics and Other Items

We regularly review a number of metrics, including the following key operating metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions. Some of our key operating metrics are estimates that are based on our management’s beliefs and assumptions and on information currently available to management. Although we believe that we have a reasonable basis for each of these estimates, we caution you that these estimates are based on a combination of assumptions that may prove to be inaccurate over time. Any inaccuracies could be material to our actual results when compared to our calculations. Please see the section titled “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and Item 1A of this Quarterly Report on Form 10-Q for more information. Furthermore, other companies may calculate these metrics differently than we do now or in the future, which would reduce their usefulness as a comparative measure.

Statement of Operations

We took the necessary steps to reclassify our statement of operations this quarter to help our shareholders understand better the business through the eyes of management. We concluded that it was appropriate to classify items to conform with operating metrics reported to investors and the way management evaluates financial performance. Definitions of the statement of operations is as follows:

Revenue from installation of solar energy systems

Revenue includes the contractual sales price of solar energy systems substantially completed.

Revenue from leasing of solar energy systems

Revenue includes net amortization of unearned revenue and projected expenses related to residential customer leases of solar energy systems.

Installation of solar energy systems expense

The expense of solar energy systems installed principally includes the costs of materials we purchase from manufacturers of photovoltaic equipment and the cost of personnel directly involved with the installation of solar energy systems including direct labor of our construction crews and those of third party integrators. In addition, cost of services includes the estimated cost of our limited warranty, travel costs, and fees we pay third party financiers providing loans to our customers to finance their solar energy systems.

Service income and expense

Service income includes revenue from service contracts with customers to provide maintenance on customer owned solar energy systems. In addition, it includes revenue from operating and maintenance service provided to third-party owners of portfolios of solar energy systems. Service expense includes the labor and material costs of servicing customers under service contracts and excess warranty expense over estimated warranty costs included in the expense of solar energy systems sold.

Customer acquisition expense

Customer acquisition expense principally includes compensation expense, including commissions, of our sales and marketing personal and expenses we incur to receive potential customer leads from third party providers and digital marketing. Customer acquisition expense is a key metric for us as our goal is to acquire customers at a cost enabling us to achieve a targeted contribution to recovery of overhead expenses.

Contract income (loss)

Contract income is a key metric for us because it must be in excess of our operating expenses in order to achieve break-even and better results in future periods.

Operating expense

Operating expense consists of costs associated with managing our business segments; Residential, Sunetric and Corporate. These items include administrative costs associated with sales, general and administrative expenses associated with administrative services such as product development, legal settlements, legal, information systems (including core technology and telephony infrastructure), and accounting and finance. It also includes outside professional fees (i.e., legal and accounting services), building expenses and other items associated with general business administration.

Derivative and other

Derivative and other principally include changes in fair value of derivative liabilities, loss on debt extinguishment, gain (loss) on sale of fixed assets, amortization of debt discount, and interest expense.

Other Key Metrics

Backlog

Backlog is discussed below and is an important metric as we implement our revenue growth strategy.

Key Operational Metric, Gross Margin on Residential Segment, Our Largest Segment

We utilize a job costing system whereby employees record their time to projects. We accumulate the cost of idle time reflecting the cost we incur to maintain a construction organization until our revenue grows, allowing for greater utilization of our construction organization. We anticipate an improvement in our gross margin percentage in future periods from increased revenue from our implementation of our revenue growth strategy.

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Gross margin % on actual installation time	24%	22%	20%	24%
Gross margin % including idle time	12%	9%	4%	11%

Backlog

Backlog represents the dollar amount of revenue that we may recognize in the future from signed contracts to install solar energy systems that have not yet been installed. The backlog amounts we disclose are net of cancellations and include anticipated revenues associated with (i) the original contract amounts, and (ii) change orders for which we have received written confirmations from the applicable customers. Backlog may not be indicative of future operating results, and projects in our backlog may be cancelled, modified or otherwise altered by customers. We can provide no assurance as to the profitability of our contracts reflected in backlog. Backlog is not a measure defined by GAAP, and is not a measure of contract profitability. Our methodology for determining backlog may not be comparable to methodologies used by other companies in determining their backlog amounts.

The following table summarizes changes to our backlog by segment during the six-month period ended June 30, 2017:

(in thousands)	Residential	Sunetric	Totals
Backlog of December 31, 2016	$6,927	$2,448	$9,375
Bookings from new awards (“Sales”)	2,953	82	3,035
Cancellations and reductions on existing contracts	(1,646)	—	(1,646)
Amounts recognized in revenue upon installation	(3,372)	—	(3,372)
Backlog at March 31, 2017	4,862	2,530	7,392
Bookings from new awards (“Sales”)	6,402	1,004	7,406
Cancellations and reductions on existing contracts	(1,870)	(545)	(2,415)
Amounts recognized in revenue upon installation	(2,204)	(494)	(2,698)
Backlog at June 30, 2017	$7,190	$2,495	$9,685

We typically see an increase in the absolute number of cancellations when sales increase. Nonetheless, our net sales after cancellations more than tripled in the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. Our small business commercial operations (included in our Residential segment) demonstrated especially strong growth as we increased the dedicated small commercial sales team. Further, during the second quarter of 2017, we were awarded two solarize communities in which we will begin selling to homeowners during the third quarter of 2017.

During the second quarter of 2017, we increased our average monthly headcount of direct sales representatives by almost 50%. With this rapid growth in our sales headcount we are intently focused on continuing to develop and implement our sales training programs to increase our team’s productivity. We believe that by supporting our growing sales force with state of the art sales training programs, we will enable them to address typical customer questions during the sales and installation processes, increasing sales and reducing cancellations.

We compete with larger capitalized firms for customers, employees, and the services of third party financiers and installers and, accordingly, there can be no assurance that we will be successful in meeting our goals for increasing sales and revenue.

Backlog is a key metric for us as our goal is to increase our backlog.

Critical Accounting Policies and Estimates

There were no material changes to our critical accounting policies or estimates during the six months ended June 30, 2017 from those disclosed in our annual report on Form 10-K for the year ended December 31, 2016.

Results of Operations

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Contract revenue:

Sale and installation of solar energy systems. Sale and installation of solar energy system revenue decreased $2.0 million, or 43.0%, to $2.7 million during the three months ended June 30, 2017, from $4.8 million during the three months ended June 30, 2016. The decrease is primarily due to a decrease in the number of installations, with 0.7 MW installed during the three months ended June 30, 2017 compared to 1.1 MW installed during the three months ended June 30, 2016. Because our backlog had declined so much until we received funding for growth in February 2017, we have been advising that our installation revenue will lag the sales growth. Because our backlog had declined until we received funding to effectively pursue our revenue growth strategy in February 2017, we predicted that our installation revenue would lag the sales growth, as previously disclosed. We experienced such a lag in the second quarter of 2017, and growing sales and our backlog is a necessary first step to growing installation revenue. It is important to note that as a result of our capital raises of $16 million in February 2017, the second quarter of 2017 is our first full quarter of operating with what we feel is appropriate working capital in place for effectively pursuing our revenue growth strategy.

Service. Service revenue increased $0.2 million, or 108.3%, to $0.3 million during the three months ended June 30, 2017, from $0.1 million during the three months ended June 30, 2016. The increase is primarily due to a contract entered into with a third party in the fourth quarter of 2016 to provide service work on their existing customers.

Contract expenses:

Installation of solar energy systems. Installation of solar energy system expenses decreased $1.5 million, or 36.1%, to $2.7 million during the three months ended June 30, 2017, from $4.2 million during the three months ended June 30, 2016, which is attributable to the reduction of installation revenue. Because we believe that we will enjoy future sales growth, we have continued to maintain our construction crews to meet that anticipated growth. We anticipate that our cost of idle time will decline and gross margin percentage improve, along with revenue growth.

Service. Service expense increased $0.2 million, or 68.7%, to $0.5 million during the three months ended June 30, 2017, from $0.3 million during the three months ended June 30, 2016. The increase is primarily due to the additional costs attributed to a contract entered into with a third party in the fourth quarter of 2016 to provide service work on their existing customers

Customer acquisition. Customer acquisition expense increased $0.7 million during the three months ended June 30, 2017, or 115.0%, to $1.3 million during the three months ended June 30, 2017 from $0.6 million during the three months ended June 30, 2016. This increase is primarily due to increased hiring in our sales department as well as an increase in marketing spend to obtain higher quality leads and to promote incentive programs in various states in which we operate. We have been working on what has been emerging as an industry issue – controlling customer acquisition costs. Our stated target has been to move more toward digital marketing. These leads are not only more cost effective but we have seen that they also close sales at a higher rate. This is part of our continued focus on moving away from time old tradition of costly paid leads, electing for partnering with lead providers that only get paid when we sign a contract, not just leads.

Operating expense. Operating expenses decreased $0.2 million, or 10.3%, to $2.5 million during the three months ended June 30, 2017, compared to $2.7 million during the three months ended June 30, 2016.

Litigation expense. Litigation expenses during the three months ended June 30, 2017 was $55,000 compared to $0 during the three months ended June 30, 2016. Our legal expenses may increase in subsequent periods. See Note 4, Commitments and Contingencies.

Derivative and other. Derivative and other income (loss) during the three months ended June 30, 2017 was $0.01 million compared to a loss of $0.6 million during the three months ended June 30, 2016. The reduction in loss during the three months ended June 30, 2017 was related to the reduction in debt and the conversion of financial derivative instruments.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Contract revenue:

Sale and installation of solar energy systems. Sale and installation of solar energy system revenue decreased $3.5 million, or 36.5%, to $6.1 million during the six months ended June 30, 2017, from $9.6 million during the six months ended June 30, 2016. The decrease is primarily due to a decrease in the number of installations, with 1.6 MW installed during the six months ended June 30, 2017 compared to 2.3 MW installed during the six months ended June 30, 2016. Because our backlog had declined so much until we received funding for growth in February 2017, we have been advising that our installation revenue will lag the sales growth. That occurred in the second quarter of 2017, and growing sales and our backlog is a necessary first step. It is important to note that given our capital raises of $16 million in February this is our first full quarter of operating with what we feel is appropriate working capital in place for growth.

Service. Service revenue increased $0.3 million, or 110.4%, to $0.6 million during the six months ended June 30, 2017 from $0.3 million during the six months ended June 30, 2016. The increase is primarily due to a contract entered into with a third party in the fourth quarter of 2016 to provide service work on their existing customers.

Contract expenses:

Installation of solar energy systems. Installation of solar energy system expenses decreased $2.9 million, or 33.9%, to $5.7 million during the six months ended June 30, 2017, from $8.7 million during the six months ended June 30, 2016, which corresponds to the reduction of installation revenue during this same time comparison.

Service. Service expense increased slightly to $0.8 million during the six months ended June 30, 2017, from $0.6 million during the six months ended June 30, 2016. The increase is primarily due to the additional costs attributed to a contract entered into with a third party in the fourth quarter of 2016 to provide service work on their existing customers.

Customer acquisition. Customer acquisition expense increased $0.8 million during the six months ended June 30, 2017, or 59.0%, to $2.3 million during the six months ended June 30, 2017 from $1.4 million during the six months ended June 30, 2016. This increase is primarily due to increased hiring in our sales department as well as an increase in marketing spend to obtain higher quality leads and to promote incentive programs in various states in which we operate.

Operating expense. Operating expenses decreased $0.3 million, or 5.7%, to $5.4 million during the six months ended June 30, 2017 compared to $5.8 million during the six months ended June 30, 2016.

Litigation expense. Litigation expenses during the six months ended June 30, 2017 was $135,000 compared to $24,000 during the six months ended June 30, 2016. Our legal expenses may increase in subsequent periods. See Note 4, Commitments and Contingencies.

Derivative and other. Derivative and other (loss) during the six months ended June 30, 2017 was a loss of $0.4 million compared to a loss of $0.6 million during the six months ended June 30, 2016. The reduction in loss during the six months ended June 30, 2017 was related to the reduction in debt and conversion of financial derivative instruments. The loss on conversion results from the trading price of the Company’s Class A common stock being higher when converted than the effective conversion price per share to the debt holder.

Seasonality

Our quarterly net revenue and operating results for solar energy system installations are difficult to predict and have, in the past, and may, in the future, fluctuate from quarter to quarter as a result of changes in state, federal, or private utility company subsidies, as well as weather, economic trends and other factors. We have historically experienced seasonality in our solar installation business, with the first quarter representing our lowest installation quarter of the year primarily due to adverse weather. We have historically experienced seasonality in our sales of solar energy systems, with the fourth and first quarters of the year being less sales orders than the second and third quarters.

Liquidity and Capital Resources

We experienced recurring operating losses and negative cash flow from operations in recent years. Starting with the fourth quarter of 2014, we implemented measures to reduce our cash outflow for operations such that the required level of sales to achieve break-even results was reduced. These measures included (i) exiting the large commercial segment which was operating at both an operating and cash flow loss, (ii) reducing staffing levels, (iii) physically exiting the California market where its costs to operate were high, (iv) focusing on cash sales to customers and not leasing to customers, (v) negotiating lower costs for equipment, and (vi) operating initiatives designed to improve profitability such as reducing the length of cycle time for customer installations and lowering the cost of marketing. We repaid in full and terminated our line-of-credit facility during the first quarter of 2017 as our working capital was sufficient for current operations. See Note 3, Line of Credit. We believe there are sufficient financial resources to operate for the ensuing 12 months.

The historical operating losses have required us to raise financial capital. During the fourth quarter of 2016, we raised $16.1 million of financial capital, net of costs and an additional $16.0 million of financial capital, net of costs during the first quarter of 2017. See Note 5, Shareholders’ Equity. We used the proceeds from the financial capital raised to reduce accounts payable, purchase materials to convert backlog to revenue and begin to execute our revenue growth strategy. The 2017 capital raises enabled us to terminate our line-of-credit facility and a Supply Agreement which had a coterminous term, resulting in a reduction of costs for materials.

Until we are successful in implementing our revenue growth strategy, we expect to have cash outflow from operating activities. In addition, we expect that we will have cash outflow from operating activities for the remainder of the year as we will utilize cash to increase revenue by (i) funding an anticipated level of rooftop installations for customers, (ii) expanding our e-sales and field sales organizations and (iii) increasing our marketing spend for lead generation.

The following table shows the number of outstanding warrants, the associated exercise prices. We do not control when the investors exercise their warrants, and, accordingly, there can be no assurance that the investors will exercise any warrants or whether we would receive any cash from the exercise of these warrants.

Number of
Exercise Price	Warrants
$ 1.270	616,731
$ 1.360	8,302
$ 2.400	1,800,000
$ 3.100	3,710,000
$ 3.125	120,000
$ 3.875	185,500
$ 8.250	30,834
Greater than $45.000	56,590
Total	6,527,957

Warrant holders have the option of cashless exercise

Cash Flows

The following table summarizes our primary sources (uses) of cash during the periods presented:

	For the Six Months Ended June 30,
(in thousands)	2017	2016
Net cash provided by (used in):
Operating activities – continuing operations	$(8,326)	$(5,328)
Operating activities – discontinued operations	(38)	213

Operating activities	(8,364)	(5,115)

Investing activities	(370)	9

Financing activities	15,539	5,002

Net increase (decrease) in cash	$6,805	$(104)

Continuing Operations

Operating activities. Cash outflow from operations for the six-month period ended June 30, 2017 increased $3.2 million as compared to the six-month period ended June 30, 2016. This increase was primarily due to (i) an increase in vendor payments on prior obligations, (ii) an increase in customer acquisition expenses of $0.9 million to begin the revenue growth strategy, (iii) an increase in prepayments of $0.5 million and (iv) a reduction in gross margin of $0.4 million arising from the reduction in revenue. Our net cash used in operating activities during the six months ended June 30, 2016 was due to our net loss decreased by noncash items of $1.0 million and a net decrease in working capital assets and liabilities of $1.0 million.

Investing activities. During the six months ended June 30, 2017, we received proceeds of $2,000 for the sale of equipment, and purchased equipment of $372,000. During the six months ended June 30, 2016, we received proceeds of $9,000 for the sale of equipment.

Financing activities. Our financing activities provided net cash of $15.5 million and $5.0 million during the six months ended June 30, 2017 and 2016, respectively. Our net cash provided by financing activities during the six months ended June 30, 2017 reflected the net proceeds $0.2 million from the 2016 Note Offering, net proceeds of $16.0 million from the issuance of common stock during the February 2017 offerings, offset by repayment of our line-of-credit facility of $0.7 million. Our net cash provided by financing activities during the six months ended June 30, 2016 reflected the net proceeds received from the 2016 Note Offering of $1.5 million and additional borrowings on our line of credit of $3.5 million.

Discontinued Operations

Operating activities. Our operating activities used net cash of $38,000 and provided $0.2 million during the six months ended June 30, 2017 and 2016, respectively. The cash used by discontinued operations during the six months ended June 30, 2017 was primarily due to legal fees as compared to the six months ended June 30, 2016 where cash provided was attributable to the continued wind-down of remaining commercial projects.

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

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and principal financial officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and Rule 15d-15(e) under the Exchange Act. Based upon their evaluation as of June 30, 2017, they have concluded that those disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the three months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we are involved in legal proceedings that we consider to be in the normal course of business.

As previously disclosed in the Company’s Quarterly Report on Form 10-Q for the first quarter of 2017, on February 16, 2017, Alpha Capital Anstalt, an investor in the Company’s February 6, 2017 public offering of common stock and warrants, filed a lawsuit against Roth Capital Partners, LLC, the Company’s investment banking firm in the offering, and the Company in U.S. District Court for the Southern District of New York. Alpha’s lawsuit alleges that the registration statement for the February 6, 2017 offering contained material misstatements or omissions and that the Company had breached contractual obligations owed to Alpha. Alpha seeks unspecified monetary damages, rescission and other unspecified relief in the lawsuit. The Company disputes Alpha’s allegations and intends to vigorously defend itself in the lawsuit.  Under local court rules, the Company filed a letter motion seeking permission to file a motion to dismiss the claims related to the alleged misstatements and omissions in the complaint. On May 12, 2017, Alpha Capital filed an amended complaint removing the fraud-related claims and leaving only breach of contract claims against the Company. The Company does not expect to incur any material charges in connection with this lawsuit and, as of June 30, 2017, the Company has not recorded a liability associated with this lawsuit. However, the Company expects its litigation expense to increase in the near future as a result thereof.

On May 1, 2017, Roth Capital Partners, LLC requested indemnification by the Company for its legal expenses related to this lawsuit under the terms of the Placement Agency Agreement associated with the February 6, 2017 offering. The Company, under the circumstances, disputes the request for indemnification.

Item 1A.	Risk Factors

Except for the risk factor appearing below, there have been no material changes from the risk factors disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Our operations are largely dependent on the skill and experience of our management and key personnel. The loss of management and other key personnel or our inability to hire additional personnel could significantly harm our business and our ability to expand, and we may not be able to effectively replace members of management who have left the company.

Our continued success and our ability to maintain our competitive position is largely dependent upon, among other things, the efforts and skills of our senior executives and management team. We have not paid bonuses in over two years and do not have a significant amount of employee stock options or other equity incentive awards available to issue. If we are unable to pay bonuses or issue stock options or other equity incentive awards in the future, we may lose the services of members of our management team or other key personnel, and our business may be significantly impaired. In addition, we cannot assure you that we will be able to attract additional qualified senior executive and management personnel.

An increase in our cost of materials could arise if the United States imposes trade remedies on imported crystalline silicon photovoltaic cells and modules.

In April 2017, Suniva, a US-based manufacturer of solar panels in bankruptcy, filed a safeguard petition under Section 201 of the Trade Act of 1974 requesting that the U.S. International Trade Commission recommend that the President impose trade remedies on imported crystalline silicon photovoltaic cells and modules in the form of an initial duty rate on imported solar cells of $0.40/watt and an initial minimum price on imported solar modules of $0.78/watt. The potential threat of increased costs on modules is causing shortages within the marketplace as developers and contractors build up their supply of panels, rather than risk a price increase in the future, and may affect our revenue in future periods.

Item 6.	Exhibits.

Exhibit No.	Description

3.1	Articles of Incorporation of Real Goods Solar, Inc. (Incorporated by reference to Exhibit 3.1 to Real Goods Solar, Inc.’s Quarterly Report on Form 10-Q filed May 10, 2017 (Commission File No. 001-34044))

3.2	Certificate of Designation of Preferences, Rights and Limitations of Series A 12.5% Mandatorily Convertible Preferred Stock (Incorporated by reference to Exhibit 3.2 to Real Goods Solar, Inc.’s Quarterly Report on Form 10-Q filed May 10, 2017 (Commission File No. 001-34044))

3.3	Statement of Correction to Articles of Incorporation of Real Goods Solar, Inc. (Incorporated by reference to Exhibit 3.3 to Real Goods Solar, Inc.’s Quarterly Report on Form 10-Q filed May 10, 2017 (Commission File No. 001-34044))

10.1*	Master Services Agreement, dated May 23, 2017, between Real Goods Solar, Inc. and Mobomo, LLC

10.2*	Statement of Work, dated May 24, 2017, between Real Goods Solar, Inc. and Mobomo, LLC

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf, by the undersigned, thereunto duly authorized.

Real Goods Solar, Inc.
(Registrant)

Date: August 9, 2017	By:	/s/ Dennis Lacey
Dennis Lacey
Chief Executive Officer and Director (authorized officer)

Date: August 9, 2017	By:	/s/ Alan Fine
Alan Fine
Principal Financial Officer and Treasurer

Date: August 9, 2017	By:	/s/ Thomas Mannik
Thomas Mannik
Principal Accounting Officer and Controller

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Incorporation of Real Goods Solar, Inc. (Incorporated by reference to Exhibit 3.1 to Real Goods Solar, Inc.’s Quarterly Report on Form 10-Q filed May 10, 2017 (Commission File No. 001-34044))

3.2	Certificate of Designation of Preferences, Rights and Limitations of Series A 12.5% Mandatorily Convertible Preferred Stock (Incorporated by reference to Exhibit 3.2 to Real Goods Solar, Inc.’s Quarterly Report on Form 10-Q filed May 10, 2017 (Commission File No. 001-34044))

3.3	Statement of Correction to Articles of Incorporation of Real Goods Solar, Inc. (Incorporated by reference to Exhibit 3.3 to Real Goods Solar, Inc.’s Quarterly Report on Form 10-Q filed May 10, 2017 (Commission File No. 001-34044))

10.1*	Master Services Agreement, dated May 23, 2017, between Real Goods Solar, Inc. and Mobomo, LLC

10.2*	Statement of Work, dated May 24, 2017, between Real Goods Solar, Inc. and Mobomo, LLC

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith
**	Furnished herewith

