Form 10-Q/A
period 2017-06-30
Real Goods Solar, Inc.
filed 2017-08-14
CIK 1425565

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q/A

   Amendment No. 1

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

EXPLANATORY NOTE

On August 9, 2017, Real Goods Solar, Inc. (the “Company”) filed its Quarterly Report on Form 10-Q for the period ended June 30, 2017.  As a result of a miscommunication between the Company and its auditors, the Company inadvertently filed the Form 10-Q before the Company’s independent public accounting firm had completed its review of the interim financials contained in the Form 10-Q.  The Company’s independent public accounting firm has since completed its review and no changes to the Form 10-Q were required.  The Company is filing this Amendment No. 1 to (i) provide signature pages and certifications to the Form 10-Q that are dated after completion of the auditors’ review, (ii) provide a review report by the Company’s independent public accounting firm and a letter regarding unaudited interim financial information from the Company’s independent public accounting firm as Exhibit 15.1 (solely as a result of the disclosure in this explanatory note), (iii) refile Exhibit 10.2 to include Appendix A, which was inadvertently omitted at the time of the original filing of the Form 10-Q, and (iv) revise the exhibit indices in the Form 10-Q accordingly.  No other modifications to the Form 10-Q are being made by this Amendment No. 1.  The Company is filing this Amendment No. 1 before the due date for the Form 10-Q.  Other than as set forth in this explanatory note, this Amendment No. 1 speaks as of the original filing date, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-Q.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Real Goods Solar, Inc.

We have reviewed the condensed consolidated balance sheet of Real Goods Solar, Inc. and subsidiaries as of June 30, 2017, the related condensed consolidated statements of operations for the three-month and six month periods ended June 30, 2017 and 2016, condensed consolidated statement of changes in shareholders’ equity for the six months ended June 30, 2017, and the condensed consolidated statements of cash flows for the six months ended June 30, 2017 and 2016. These financial statements are the responsibility of the company's management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of Real Goods Solar, Inc. and subsidiaries as of December 31, 2016, and the related consolidated statements of operations, changes in shareholders’ equity (deficit), and cash flows for the year then ended (not presented herein); and in our report dated March 9, 2017, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2016, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Hein & Associates LLP

Hein & Associates LLP

Denver, Colorado

August 14, 2017

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

Item 6.	Exhibits.

Exhibit No.	Description

3.1	Articles of Incorporation of Real Goods Solar, Inc. (Incorporated by reference to Exhibit 3.1 to Real Goods Solar, Inc.’s Quarterly Report on Form 10-Q filed May 10, 2017 (Commission File No. 001-34044))

3.2	Certificate of Designation of Preferences, Rights and Limitations of Series A 12.5% Mandatorily Convertible Preferred Stock (Incorporated by reference to Exhibit 3.2 to Real Goods Solar, Inc.’s Quarterly Report on Form 10-Q filed May 10, 2017 (Commission File No. 001-34044))

3.3	Statement of Correction to Articles of Incorporation of Real Goods Solar, Inc. (Incorporated by reference to Exhibit 3.3 to Real Goods Solar, Inc.’s Quarterly Report on Form 10-Q filed May 10, 2017 (Commission File No. 001-34044))

10.1*	Master Services Agreement, dated May 23, 2017, between Real Goods Solar, Inc. and Mobomo, LLC

10.2*	Statement of Work, dated May 24, 2017, between Real Goods Solar, Inc. and Mobomo, LLC

15.1*	Accountant’s Awareness Letter

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith)

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith)

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf, by the undersigned, thereunto duly authorized.

Real Goods Solar, Inc.
(Registrant)

Date: August 14, 2017	By:	/s/ Dennis Lacey
Dennis Lacey
Chief Executive Officer and Director (authorized officer)

Date: August 14, 2017	By:	/s/ Alan Fine
Alan Fine
Principal Financial Officer and Treasurer

Date: August 14, 2017	By:	/s/ Thomas Mannik
Thomas Mannik
Principal Accounting Officer and Controller

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Incorporation of Real Goods Solar, Inc. (Incorporated by reference to Exhibit 3.1 to Real Goods Solar, Inc.’s Quarterly Report on Form 10-Q filed May 10, 2017 (Commission File No. 001-34044))

3.2	Certificate of Designation of Preferences, Rights and Limitations of Series A 12.5% Mandatorily Convertible Preferred Stock (Incorporated by reference to Exhibit 3.2 to Real Goods Solar, Inc.’s Quarterly Report on Form 10-Q filed May 10, 2017 (Commission File No. 001-34044))

3.3	Statement of Correction to Articles of Incorporation of Real Goods Solar, Inc. (Incorporated by reference to Exhibit 3.3 to Real Goods Solar, Inc.’s Quarterly Report on Form 10-Q filed May 10, 2017 (Commission File No. 001-34044))

10.1*	Master Services Agreement, dated May 23, 2017, between Real Goods Solar, Inc. and Mobomo, LLC

10.2*	Statement of Work, dated May 24, 2017, between Real Goods Solar, Inc. and Mobomo, LLC

15.1*	Accountant’s Awareness Letter

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith)

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith)

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith
**	Furnished herewith