Form 10-Q
period 2017-09-30
Real Goods Solar, Inc.
filed 2017-11-09
CIK 1425565

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 7, 2017
Class A Common Stock ($.0001 par value)	8,151,845

REAL GOODS SOLAR, INC.

FORM 10-Q

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report may contain forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, including statements regarding the Company’s results of operations and financial positions, and the Company’s business and financial strategies. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they provide our current beliefs, expectations, assumptions and forecasts about future events, and include statements regarding our future results of operations and financial position, business strategy, budgets, projected costs, plans and objectives of management for future operations. The words “anticipate,” “believe,” “plan,” “estimate,” “expect,” “future,” “intend,” “strategy,” “likely,” “seek,” “may,” “will” and similar expressions as they relate to us are intended to identify such forward-looking statements. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements.

Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, without limitation, the following: our ability to implement our revenue growth strategy; our history of operating losses; our ability to achieve profitability; our ability to generate breakeven cash flow to fund our operations; our success in implementing our plans to increase future sales, installations and revenue; the ability to successfully and timely commercialize POWERHOUSE™ 3.0 to homeowners and new home builders; the ability to obtain requisite certification of POWERHOUSE™ 3.0; the adequacy of, and access to, necessary capital to commercialize POWERHOUSE™ 3.0; the satisfaction of other conditions to the POWERHOUSE™ 3.0 license agreement; RGS’s ability to manage supply chain in order to have production levels and pricing of the POWERHOUSE™ 3.0 shingles to be competitive; the ability of RGS to successfully expand its operations and employees and realize profitable revenue growth from the sale and installation of POWERHOUSE™ 3.0, and to the extent, anticipated; the potential impact of the announcement of RGS’s expansion into the POWERHOUSE™ 3.0 business with employees, suppliers, customers and competitors; RGS’s ability to successfully and timely expand its POWERHOUSE™ 3.0 business outside of the United States; foreign exchange risks associated with the POWERHOUSE™ 3.0 business; restrictions on certain transactions and potential premiums and penalties under our outstanding warrants; rules, regulations and policies pertaining to electricity pricing and technical interconnection of customer-owned electricity generation such as net energy metering; the continuation and level of government subsidies and incentives for solar energy; our failure to timely or accurately complete financing paperwork on behalf of customers; the adoption and general demand for solar energy; the impact of a drop in the price of conventional energy on demand for solar energy systems; existing and new regulations impacting solar installations including electric codes; changes in general economic, business and political conditions, including tariffs on imported solar cells and changes in the financial markets; delays or cancellations for system installations where revenue is recognized on a percentage-of-completion basis; the potential impact on backlog and timing of revenue from the Rhode Island National Grid delay of approvals; seasonality of customer demand and adverse weather conditions inhibiting our ability to install solar energy systems; changing and updating technologies and the issues presented by these new technologies related to customer demand and our product offering; our ability to successfully complete the customer portal software development project on a timely basis and integrate the resulting software with our existing software and business; customer acceptance of, experience with and satisfaction with the customer portal software; geographic concentration of revenue from the sale of solar energy systems in Hawaii and east coast states, loss of key personnel and ability to attract necessary personnel; loss or suspension of licenses required for installation of solar energy systems; adverse outcomes arising from litigation and legal disputes to which we may be subject from time to time; our failure to accurately predict future warranty claims; the outcome of a dispute with a customer of our former Commercial segment related to remedial work; the possibility that our insurance carrier seeks reimbursement of legal expenses up to $1.5 million in connection with a now closed U.S. Securities and Exchange Commission investigation related to our July 2014 private placement; our ability to continue to obtain services and components from suppliers, installers and other vendors; disruption of our supply chain from equipment manufacturers and potential shortages of components for solar energy systems; factors impacting the timely installation of solar energy systems; competition; costs associated with safety and construction risks; continued access to competitive third party financiers to finance customer solar installations; increases in interest rates and tightening credit markets; our ability to meet customer expectations; risks and liabilities associated with placing employees and technicians in our customers’ homes and businesses; product liability claims; future data security breaches, or our inability to protect personally identifiable information or other information about our customers; failure to comply with the director independence standards of the U.S. Securities and Exchange Commission and the Nasdaq Capital Market; our inability to maintain effective disclosure controls and procedures and internal control over financial reporting; volatile market price of our Class A common stock; possibility of future dilutive issuances of securities and its impact on our ability to obtain additional financing; the low likelihood that we will pay any cash dividends on our Class A common stock for the foreseeable future; compliance with public reporting requirements; anti-takeover provisions in our organizational documents; the terms of our outstanding warrants to purchase Class A common stock and securities purchase agreements in connection with past offerings which limit our ability to enter into certain transactions or obtain financing, and which could result in our paying premiums or penalties to the holders of outstanding warrants; an increase in our cost of materials that could arise if the United States imposes trade remedies on imported crystalline silicon photovoltaic cells and modules; proxy contests threatened or commenced against us by activist shareholders; and such other factors as discussed throughout this Quarterly Report on Form 10-Q, throughout Part I, Item 1A, Risk Factors and Part II, Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2016 and throughout Part I, Item 2, Management’s Discussion and Analysis of Financial Conditions and Results of Operations and Part II, Item 1A, Risk Factors included in each of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2017 and June 30, 2017.

Any forward-looking statement made by us in this report is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

REAL GOODS SOLAR, INC.

Condensed Consolidated Balance Sheets (unaudited)

(in thousands, except share data)	September 30, 2017	December 31, 2016

ASSETS
Current assets:
Cash	$4,658	$2,940
Restricted cash	—	173
Accounts receivable, net	2,477	3,002
Costs in excess of billings	92	19
Inventory, net	2,295	1,502
Deferred costs on uncompleted contracts	418	398
Other current assets	1,346	912
Current assets of discontinued operations	1,341	909
Total current assets	12,627	9,855
Property and equipment, net	997	620
POWERHOUSE™ license	1,064	—
Goodwill	1,338	1,338
Net investment in sales-type leases and other assets	1,457	1,308
Noncurrent assets of discontinued operations	592	1,252
Total assets	$18,075	$14,373
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Line of credit	$—	$663
Convertible debt, net of deferred cost and pre-installment of $0 and $298	1	124
Accounts payable	991	2,019
Accrued license fee	1,000	—
Accrued liabilities	1,555	1,362
Billings in excess of costs on uncompleted contracts	—	107
Derivative liabilities	—	46
Deferred revenue and other current liabilities	1,296	1,033
Current liabilities of discontinued operations	693	921
Total current liabilities	5,536	6,275
Other liabilities	2,231	2,222
Derivative liabilities	47	137
Noncurrent liabilities of discontinued operations	758	761
Total liabilities	8,572	9,395
Commitments and contingencies (Note 4)
Shareholders’ equity:
Class A common stock, $.0001 par value, 150,000,000 shares authorized, 7,480,906 and 1,183,151 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	8	8
Additional paid-in capital	204,765	187,752
Accumulated deficit	(195,270)	(182,782)
Total shareholders’ equity	9,503	4,978
Total liabilities and shareholders’ equity	$18,075	$14,373

See accompanying notes.

REAL GOODS SOLAR, INC.

Condensed Consolidated Statements of Operations (unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data)	2017	2016	2017	2016

Contract revenue:
Sale and installation of solar energy systems	$3,685	$2,304	$9,755	$11,857
Service	320	159	888	429
Leasing, net	14	15	39	43
Contract expenses:
Installation of solar energy systems	3,466	2,077	9,210	10,769
Service	426	269	1,235	899
Customer acquisition	1,774	599	4,025	2,015
Contract loss	(1,647)	(467)	(3,788)	(1,354)
Operating expense	2,662	2,571	8,094	8,339
Litigation expense	77	—	212	24
Operating loss	(4,386)	(3,038)	(12,094)	(9,717)
Interest expense	—	(1,330)	—	(2,253)
Taxes	—	—	—	(27)
Derivative and other	19	(535)	135	(251)
Debt accretion expense and loss on extinguishment	—	(2,831)	(486)	(2,831)
Loss from continuing operations, net of tax	(4,367)	(7,734)	(12,445)	(15,079)
Income (loss) from discontinued operations, net of tax	(55)	(1)	(43)	230

Net loss	$(4,422)	$(7,735)	$(12,488)	$(14,849)
Net loss per share – basic and diluted:
From continuing operations	$(0.58)	$(308.10)	$(1.89)	$(673.20)
From discontinued operations	(0.01)	0.00	(0.01)	10.20

Net loss per share – basic and diluted	$(0.59)	$(308.10)	$(1.90)	$(663.00)

Weighted-average shares outstanding:
Basic and diluted	7,481	25	6,567	22

See accompanying notes.

REAL GOODS SOLAR, INC.

Condensed Consolidated Statement of Changes in Shareholders’ Equity (unaudited)

	Class A Common Stock		Additional	Accumulated	Total Shareholders’
(in thousands, except share data)	Shares	Amount	Paid - in Capital	Deficit	Equity
Balances, January 1, 2017	1,183,151	$8	$187,752	$(182,782)	$4,978
Issuance of common stock and other equity changes related to compensation	—	—	249	—	249
Proceeds from common stock offering, net of costs	6,110,000	—	16,029	—	16,029
Fair value of shares issued for convertible notes and interest	177,018		735		735
Fractional shares issued in connection with reverse split	10,737	—	—	—	—
Net loss	—	—	—	(12,488)	(12,488)
Balances, September 30, 2017	7,480,906	$8	$204,765	$(195,270)	$9,503

See accompanying notes.

REAL GOODS SOLAR, INC.

Condensed Consolidated Statements of Cash Flows (unaudited)

	For the Nine Months Ended September 30,
(in thousands except share data)	2017	2016
Operating activities
Net loss	$(12,488)	$(14,849)
Gain (loss) from discontinued operations	(43)	230
Loss from continuing operations	(12,445)	(15,079)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities – continuing operations:
Depreciation	303	316
Amortization of debt discount and issuance costs	—	1,669
Share-based compensation expense	249	517
Debt accretion expense and loss on extinguishment	486	2,831
Change in valuation of derivative liabilities	(135)	268
Loss on sale of assets	—	10
Bad debt expense	54	111
Changes in operating assets and liabilities:
Accounts receivable, net	471	1,692
Costs in excess of billings on uncompleted contracts	(73)	706
Inventory, net	(793)	667
Deferred costs on uncompleted contracts	(20)	347
Net investment in sales-type leases and other assets	(149)	(167)
Other current assets	(434)	(201)
Accounts payable	(1,028)	(186)
Accrued liabilities	318	(92)
Billings in excess of costs on uncompleted contracts	(107)	(619)
Deferred revenue and other current liabilities	263	654
Other liabilities	9	(52)

Net cash used in operating activities – continuing operations	(13,031)	(6,608)
Net cash (used in) provided by operating activities – discontinued operations	(46)	101
Net cash used in operating activities	(13,077)	(6,507)
Investing activities
Payments related to POWERHOUSE™ license	(64)	—
Purchase of property and equipment	(680)	—
Proceeds from sale of property and equipment	—	10
Net cash (used in) provided by investing activities	(744)	10
Financing activities
Proceeds from warrant exercises, net of costs	—	1,586
Proceeds from convertible debt, net of costs and restricted cash	—	1,533
Restricted cash released upon conversion of debt	173	—
Proceeds from the issuance of common stock, net of costs	16,029	2,242
Principal payments on revolving line of credit	(663)	(13,323)
Principal borrowings on revolving line of credit	—	15,243
Net cash provided by financing activities	15,539	7,281
Net change in cash	1,718	784
Cash and cash equivalents at beginning of period	2,940	594

Cash and cash equivalents at end of period	$4,658	$1,378

Supplemental cash flow information
Interest paid	$8	$161
Non-cash items
Convertible notes interest paid with common stock	$125	$—
Initial up-front POWERHOUSE™ license fee	$1,000	$—
Transfer from accounts payable to other liabilities for amounts paid by insurance carrier	$—	$1,510
Transfer of accounts payable to vendor line of credit	$—	$1,071
Change in common stock warrant liability in conjunction with exercise/extinguishment of warrants	$—	$103
Payment on line of credit in Class A common stock	$—	$167
Discount from warrants issued in conjunction with 2016 Note Offering	$—	$2,500
Accrued closing costs on Convertible notes	$—	$651
Embedded derivative liability recorded in conjunction with April 2016 Offering	$—	$2,616

See accompanying notes.

Notes to Condensed Consolidated Financial Statements

1. Organization, Nature of Operations, and Principles of Consolidation

Real Goods Solar, Inc. (the “Company” or “RGS”) is a residential and small business commercial solar energy engineering, procurement, and construction firm. The Company is also the exclusive manufacturer of POWERHOUSE™, an innovative in-roof solar shingle based on technology developed by The Dow Chemical Company.

Principles of Consolidation

We have prepared our unaudited interim condensed consolidated financial statements included herein pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to these rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In our opinion, the unaudited interim financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly, in all material respects, our condensed consolidated financial position as of September 30, 2017, the interim results of operations for the three and nine months ended September 30, 2017 and 2016, and cash flows for the nine months ended September 30, 2017 and 2016. These interim statements have not been audited. The balance sheet as of December 31, 2016, was derived from our audited consolidated financial statements included in our annual report on Form 10-K. The interim condensed consolidated financial statements contained herein should be read in conjunction with our audited financial statements, including the notes thereto, for the year ended December 31, 2016.

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

POWERHOUSE™ License Agreement

A material significant event occurred on September 29, 2017 (the “Effective Date”), when the Company executed an exclusive domestic and international world-wide Technology License Agreement (the “License”) with Dow Global Technologies LLC (“Dow”) for its POWERHOUSE™ in-roof solar shingle, an innovative and aesthetically pleasing solar shingle system developed by Dow. The POWERHOUSE™ 1.0 and 2.0 versions used CIGS (copper indium gallium selenide solar cells) technology which had a high manufacturing cost, resulting in the product not being consumer price friendly. Conversely, the POWERHOUSE™ 3.0 is being developed with traditional silicon solar cells to increase solar production and to provide a competitive consumer price point. The License requires the Company to commercialize and sell a minimum of 50 megawatts of solar within 5-years of the Effective Date to retain exclusive world-wide rights, a requirement the Company believes is achievable.

In addition to the License, the Company and Dow executed a Trademark License Agreement (the “TLA”), a Technology Service Agreement (the “TSA”) and a Sales Agreement-Surplus Property (the “Sales Agreement”). The execution of the TLA will allow RGS to market the POWERHOUSE™ 3.0 product using the Dow name. The Sales Agreement identified used manufacturing molds that Dow transferred title to RGS for a cost of $1.

Under the terms of the License, the Company will produce, market and sell POWERHOUSE™ 3.0, for which it has agreed to a license fee of $3 million and a running royalty fee equal to 2.5% against net sales of the POWERHOUSE™ product and services, payable quarterly in arrears. Further, the Company will be responsible for all post-Effective Date costs to obtain United Laboratories certification (“UL Certification”) and for the prosecution of all related patents world-wide, which may be offset against the payment of the running royalty fee. The license fee will be paid in two payments consisting of $1 million due within 10 days of the Effective Date of the License and the remaining $2 million due within 30 days of the Company receiving UL Certification of the POWERHOUSE™ 3.0 product. Upon obtaining UL Certification, the Company intends to begin commercialization of POWERHOUSE™ 3.0 entailing the manufacturing, marketing and sale of POWERHOUSE™ 3.0 to roofing companies.

Liquidity and Financial Resources Update

The Company experienced recurring operating losses and negative cash flow from operations in recent years. Starting with the fourth quarter of 2014, measures were implemented to reduce cash outflow for operations such that the required level of sales to achieve break-even results was reduced. These measures included (i) exiting the large commercial segment which was operating at both an operating and cash flow loss, (ii) reducing staffing levels, (iii) physically exiting the California market where its costs to operate were high, (iv) focusing on cash sales to customers and not leasing to customers, (v) negotiating lower costs for equipment, and (vi) an operating initiative designed to improve profitability such as reducing the length of cycle time for customer installations and lowering the cost of marketing.

The Company’s historical operating losses have required the Company to raise financial capital. During the fourth quarter of 2016, the Company raised $16.1 million, net of costs, and the Company raised an additional $16.0 million, net of costs during the first quarter of 2017. See Note 5, Shareholders’ Equity. The Company used a portion of the proceeds from the financial capital raised to reduce accounts payable, purchase materials to convert backlog to revenue and begin to execute our revenue growth strategy.

Prior to obtaining the exclusive POWERHOUSE™ license, we had estimated that to operate profitably we would require approximately $16 million in quarterly revenue. Current quarterly revenue is materially less than this amount and, accordingly, to be successful in increasing sales and resultant revenue, the Company is in the process of implementing a revenue growth strategy which includes the following components:

•	Expand the size of the Company’s call center sales organization;
•	Expand the size of the Company’s field sales teams on the east coast and Sunetric, small business commercial sales team, and construction organizations;
•	Expand the digital marketing program, and increase spending to generate greater customer leads while achieving desired cost of customer acquisition;
•	Make available to the Company’s customers additional third-party providers to finance customer acquisitions of our solar energy systems;
•	Expand the Company’s network of authorized third-party installers;
•	Invest in the POWERHOUSE™ license by obtaining UL Certification for POWERHOUSE™ 3.0, a prerequisite for commercialization of the product and, upon achieving UL Certification, manufacture, market and sell POWERHOUSE™ 3.0 to roofing companies; and

•	Invest in innovation for future sales and profitability, such as customer-centric software, new products and services such as the sale of energy storage and energy audit services to attract new customers.

The Company has prepared its business plan for the ensuing 12 months, and believes it has sufficient financial resources to operate for the ensuing 12-month period. The plan anticipates (i) that because accounts payable at September 30, 2017 has been reduced to only $991,000, future expenditures will predominantly be used for producing customer installation revenue, as opposed to paying down previously outstanding accounts payable, and (ii) an increase in installation contract income from implementation of the revenue growth strategy. Until the Company is successful in implementing its plans to increase revenue to the level required to break-even, the Company expects to have cash outflow from operating activities. In addition, the Company expects to have cash outflow from operating activities for the remainder of the year, as cash is utilized to increase revenue by (i) funding an anticipated level of rooftop installations for customers, (ii) expanding e-sales and field sales organizations and (iii) increasing marketing spend for lead generation. Future commercialization of POWERHOUSE™ 3.0 will require financial capital that the Company plans to satisfy with a combination of (i) available cash, (ii) cash from common stock warrant exercises, (iii) draws from an asset based lending facility the company will seek to secure in the future, and (iv) new equity issuances.

During October 2017, certain holders of warrants provided notices to the Company to exercise warrants to purchase 674,096 shares of our Class A common stock, resulting in net proceeds of $1.1 million. As of the end of October 2017, there remain outstanding warrants to purchase a total of 5,853,861 shares of Class A common stock. The funds from the October 2017 warrant exercises were used to pay the initial Dow License fee payment of $1 million made by the Company on October 6, 2017.

2. Significant Accounting Policies

The Company made no changes to its significant accounting policies during the nine months ended September 30, 2017.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company’s management in accordance with GAAP for interim financial information and in compliance with the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, these unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of our management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the nine months ended September 30, 2017 are not necessarily indicative of the expected results for the year ending December 31, 2017. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016. Intercompany balances and transactions have been eliminated.

Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations. During the second quarter of 2017, the Company concluded that it was appropriate to classify items in the statement of operations to conform with operating metrics reported to investors and the manner in which management evaluates financial performance and to classify warranty liability separately as current and non-current liabilities. Accordingly, the Company revised the classification of certain items to report items in the statement of operations and balance sheet. These changes in classification did not change the previously reported operating income (loss) in the statement of operations, or cash generated (used) from operations in the statement of cash flows, or operating income (loss) for any business segment.

Service Revenue and Expense and Warranties

The Company recognizes service revenue when service work is completed for customers and third-party owners of solar energy systems, and collection of receivables is reasonably assured. Concurrent with the recognition of revenue the costs of such services are reflected as service expense.

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

POWERHOUSE™ License

Up-front license payments when incurred, costs to obtain UL Certification and legal costs to acquire the license and protect the underlying patents are initially capitalized and thereafter amortized to operations, upon achieving UL Certification, on a straight line basis over the expected life of the license through 2034.

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

ASU 2016-20

On December 21, 2016, the FASB issued Accounting Standards Update No. 2016-20 (“ASU 2016-20”), Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. This ASU provides technical corrections and improvements to Topic 606. This ASU is effective for the Company on January 1, 2018, which coincides with the effective date of ASU 2014-09 (as defined below). The Company expects the adoption of ASU 2016-20 will have minimal impact on its consolidated financial statements.

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

During the second and third quarters of 2017, we evaluated our contracts with customers and have determined that for the majority of our contracts there will not be any significant change to timing or method of recognizing revenue. As such, we do not believe this new standard will have a material impact on our results of operations, financial condition or cash flows. The Company will adopt the new standard as of January 1, 2018, and utilize the modified retrospective method which will require a disclosure of the nature of and reason for the change in accounting principle. In the year of adoption, the Company must also disclose the amount by which each financial statement line item is affected in the current year as a result of applying the revenue standard and a qualitative explanation of the significant changes between the reported results under the revenue standard and the previous revenue guidance.

3. Line of Credit

On February 9, 2017, the Company terminated its line of credit with Solar Solutions and Distribution, LLC (“Solar Solutions”). Additionally, the Company had an exclusive supply agreement with Solar Solutions which was coterminous with the line of credit, and accordingly, that was terminated as of the same date. As of September 30, 2017, the Company does not have a line of credit facility.

4. Commitments and Contingencies

The Company leases office and warehouse space through operating leases. Some of the leases have renewal clauses, which range from one month to five years.

The Company leases vehicles for certain field personnel and accounts for these vehicles as operating leases. During the three months ended September 30, 2017, the Company executed a master lease agreement that replaces a significant number of its existing fleet of vehicles. Substantially all vehicles under the master lease agreement have been received by the Company as of September 30, 2017. The lease term is four years with varying terminating dates through September 2021.

The following schedule represents the annual future minimum payments of all leases as of September 30, 2017:

(in thousands)	Future Minimum Lease Payments
2017	$250
2018	638
2019	560
2020	506
2021	435
2022 and thereafter	112
Total minimum lease payments	$2,501

The Company incurred office and warehouse rent expense of $0.2 and $0.1 million for the three months ended September 30, 2017 and 2016, respectively, and $0.5 and $0.5 million for the nine months ended September 30, 2017 and 2016, respectively.

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

As previously disclosed in the Company’s Quarterly Report on Form 10-Q for the first quarter of 2017, on February 16, 2017, Alpha Capital Anstalt (“Alpha”), an investor in the Company’s February 7, 2017 public offering of common stock and warrants, filed a lawsuit against Roth Capital Partners, LLC, the Company’s investment banking firm in the offering, and the Company in U.S. District Court for the Southern District of New York. Alpha’s lawsuit alleges that the registration statement for the February 7, 2017 offering contained material misstatements or omissions and that the Company had breached contractual obligations owed to Alpha. Alpha seeks unspecified monetary damages, rescission and other unspecified relief in the lawsuit. The Company disputes Alpha’s allegations and intends to vigorously defend itself in the lawsuit.  Under local court rules, the Company filed a letter motion seeking permission to file a motion to dismiss the claims related to the alleged misstatements and omissions in the complaint. On May 12, 2017, Alpha filed an amended complaint removing the fraud-related claims and leaving only breach of contract claims against the Company.

On September 29, 2017, Dow awarded the Company a world-wide exclusive license for the POWERHOUSE™ in-roof solar shingle. Under terms of the License, RGS has agreed to a license fee of $3 million, of which $1 million is payable within 10 days of the Effective Date of the License Agreement and the remaining $2 million will become a liability in the future upon obtaining UL Certification and payable within 30 days of the Company receiving UL Certification of the POWERHOUSE™ 3.0 product. Subsequent to quarter end, on October 6, 2017, the Company made the initial payment of $1 million to Dow which has been recorded as an intangible asset as of September 30, 2017, on the Condensed Consolidated Balance Sheet..

5. Shareholders’ Equity

The following transactions were completed during the nine months ended September 30, 2017:

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

February 2017 Offerings

On February 6, 2017, the Company closed a $11.5 million offering and sale of (a) units, “February 6 Primary Units,” each consisting of one share of the Company’s Class A common stock, and a Series K warrant to purchase one share of Class A common stock, and (b) units, “February 6 Alternative Units,” each consisting of a prepaid Series L warrant to purchase one share of Common Stock, and a Series K warrant pursuant to the Securities Purchase Agreement, dated as of February 1, 2017, by and among the Company and several institutional investors, and to public retail investors. As a result, the Company issued 2,096,920 February 6 Primary Units, 1,613,080 February 6 Alternative Units, 2,096,920 shares of Class A common stock as part of the February 6 Primary Units, Series K warrants to purchase 3,710,000 shares of Class A common stock, and Series L warrants to purchase 1,613,080 shares of Class A common stock. The purchase price for a February 6 Primary Unit was $3.10 and the purchase price for a February 6 Alternative Unit was $3.09. The Company received net proceeds of approximately $10.5 million at the closing, after deducting commissions to the placement agents and estimated offering expenses payable by the Company associated with the offering. As of September 30, 2017, there were 3,710,000 Series K warrants outstanding.

On February 9, 2017, the Company closed a $6 million offering and sale of (a) units, “February 9 Primary Units,” each consisting of one share of the Company’s Class A common stock, and a Series M warrant to purchase 75% of one share of Class A common stock, and (b) units, “February 9 Alternative Units,” each consisting of a prepaid Series N warrant to purchase one share of Class A common stock, and a Series M warrant, pursuant to the Securities Purchase Agreement, dated as of February 7, 2017, by and among the Company and several institutional and accredited investors. As a result, the Company issued 1,650,000 February 9 Primary Units, 750,000 February 9 Alternative Units, 1,650,000 shares of Class A common stock as part of the February 9 Primary Units, Series M warrants to purchase 1,800,000 shares of Class A common stock, and Series N warrants to purchase 750,000 shares of Class A common stock. The purchase price for a February 9 Primary Unit was $2.50 and the purchase price for a February 9 Alternative Unit was $2.49. The Company received net proceeds of approximately $5.5 million at the closing, after deducting commissions to the placement agents and estimated offering expenses payable by the Company associated with the offering. As of September 30, 2017, there were 1,800,000 Series M warrants outstanding.

Option and Warrant Exercises

During the three and nine months ended September 30, 2017 and 2016, the Company issued no shares of its Class A common stock to employees upon the exercise of stock options. During the nine months ended September 30, 2017 and 2016 the Company issued zero and 9,584 shares of its Class A common stock pursuant to the exercise of warrants, respectively.

At September 30, 2017, the Company had the following shares of Class A common stock reserved for future issuance:

Stock options and grants outstanding under incentive plans	172
Common stock warrants outstanding - derivative liability	43,015
Common stock warrants outstanding - equity security	6,484,942
Total shares reserved for future issuance	6,528,129

6. Fair Value Measurements

The following tables summarize the basis used to measure certain financial assets and liabilities at fair value on a recurring basis in the consolidated balance sheets:

Balance at September 30, 2017 (in thousands)	Total	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Common stock warrant liability	$47	$—	$—	$47

For the Company’s Level 3 measures, which represent common stock warrants, fair value is based on a Monte Carlo pricing model that is based, in part, upon unobservable inputs for which there is little or no market data, requiring the Company to develop its own assumptions. The Company used a market approach to value these derivative liabilities.

The following table shows the reconciliation from the beginning to the ending balance for the Company’s common stock warrant liability and embedded derivative liability measured at fair value on a recurring basis using significant unobservable inputs (i.e. Level 3) for the period ended September 30, 2017:

(in thousands)	Common stock warrant liability	Embedded derivative liability	Total
Fair value of derivative liabilities at December 31, 2016	$137	$46	$183
Change in the fair value of derivative liabilities, net	(90)	-	(90)
Adjustments for conversions of Notes	-	(46)	(46)
Fair value of derivative liabilities at September 30, 2017	$47	-	$47

7. Share-Based Compensation

During the nine months ended September 30, 2017, under its 2008 Long-Term Incentive Plan, as amended, the Company did not grant any stock options and cancelled 2 stock options versus zero grants of stock options and cancellations of 34 stock options during the nine months ended September 30, 2016. Substantially all stock options vest at 2% per month for the 50 months beginning with the first day of the eleventh month after date of grant.

Total share-based compensation expense recognized was $0.02 million and $0.2 million during the three months ended September 30, 2017 and 2016, respectively, and $0.2 million and $0.5 million during the nine months ended September 30, 2017 and 2016, respectively.

8. Net Income (Loss) Per Share

Basic net income (loss) per share excludes any dilutive effects of options, warrants or the Senior Secured Convertible Notes due April 1, 2019. The Company computes basic net income (loss) per share using the weighted average number of shares of its Class A common stock outstanding during the period. The Company computes diluted net income (loss) per share using the weighted average number of shares of its Class A common stock and common stock equivalents outstanding during the period. The Company excluded common stock equivalents of 6.5 million and 217,000 for the nine months ended September 30, 2017 and 2016, respectively, from the computation of diluted net loss per share because their effect was antidilutive.

9. Segment Information

As of September 30, 2017, the Company operates as four reportable segments: (1) Residential – the installation of solar energy systems for homeowners, including lease financing thereof, and small business commercial in the continental United States; (2) Sunetric – the installation of solar energy systems for both homeowners and business owners (commercial) in Hawaii; (3) POWERHOUSE™ – the manufacturing and sale of solar shingles; and (4) Other – corporate operations. The Company discontinued its former large commercial segment and it is presented as discontinued operations.

Financial information for the Company’s segments and a reconciliation of the total of the reportable segments’ loss from operations to the Company’s consolidated net loss are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Contract revenue:
Residential	$3,101	$1,442	$9,220	$8,475
Sunetric	918	1,036	1,462	3,811
POWERHOUSE™	—	—	—	—
Other	—	—	—	—
Consolidated contract revenue	4,019	2,478	10,682	12,286
Loss from continuing operations:
Residential	(1,843)	(1,399)	(4,095)	(3,556)
Sunetric	(847)	(100)	(2,182)	(1,189)
POWERHOUSE™	—	—	—	—
Other	(1,696)	(1,539)	(5,817)	(4,972)
Operating loss	(4,386)	(3,038)	(12,094)	(9,717)
Reconciliation of operating loss to consolidated net loss:
Interest expense	—	(1,330)	—	(2,253)
Derivative and other	19	(535)	135	(251)
Debt accretion expense and loss on extinguishment	—	(2,831)	(486)	(2,831)
Income tax (expense) benefit	—	—	—	(27)
Income (loss) from discontinued operations, net of tax	(55)	(1)	(43)	230
Net loss	$(4,422)	$(7,735)	$(12,488)	$(14,849)

The following is a reconciliation of reportable segments’ assets to the Company’s consolidated total assets. The Other segment includes certain unallocated corporate amounts.

(in thousands)	September 30, 2017	December 31, 2016
Total assets – continuing operations:
Residential	$10,494	$7,159
Sunetric	1,731	1,196
POWERHOUSE™	1,064	—
Other	2,853	3,857
	$16,142	$12,212
Total assets – discontinued operations:
Commercial	1,933	2,161
	$18,075	$14,373

10. Discontinued Operations

The following is a reconciliation of the major line items constituting pretax income of discontinued operations to the after-tax income (loss) on discontinued operations that are presented in the condensed consolidated statements of operations as indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Major line items constituting pretax gain (loss) of discontinued operations:
Contract revenue	$4	$59	$8	$405
Contract (income) expense	(36)	17	(37)	47
Operating and other expense	95	43	88	128
Pretax income (loss) from discontinued operations	(55)	(1)	(43)	230
Income (loss) from discontinued operations, net of tax	$(55)	$(1)	$(43)	$230

The following is a reconciliation of the carrying amounts of major classes of assets and liabilities of the discontinued operations to the total assets and liabilities of the discontinued operations presented separately in the condensed consolidated balance sheets as indicated:

(in thousands)	September 30, 2017	December 31, 2016

Carrying amounts of major classes of assets included as part of discontinued operations:
Current assets:
Accounts receivable, net	$494	$536
Costs in excess of billings on uncompleted contracts	62	207
Inventory, net	59	37
Surety bond deposit	624	—
Other current assets	102	129
Total major classes of current assets of the discontinued operations	1,341	909
Noncurrent assets:
Other noncurrent assets	592	1,252
Total noncurrent assets of discontinued operations	592	1,252
Total assets of the discontinued operations in the balance sheet	$1,933	$2,161

Carrying amounts of major classes of liabilities included as part of discontinued operations:
Current liabilities:
Accounts payable	$270	$285
Accrued liabilities	310	523
Deferred revenue and other current liabilities	113	113
Total current liabilities of discontinued operations	693	921
Noncurrent liabilities:
Other liabilities	758	761
Total major classes of noncurrent liabilities of the discontinued operations	758	761
Total liabilities of the discontinued operations in the balance sheet	$1,451	$1,682

11. Subsequent Events

During October 2017, the Company received exercise notices from warrant holders to exercise warrants for 669,117 shares of Class A common stock of the Company resulting in net proceeds of $1.1 million to the Company. Additionally, the Company issued 1,822 shares of Class A common stock upon the cashless exercise of Series G Warrants exercisable into 4,979 shares of Class A common stock, pursuant to the terms of the Series G Warrant because the underlying Class A Common Stock was not registered on a registration statement.

The Company has evaluated events up to the filing date of these interim financial statements and determined that, other than what has been disclosed above, no further subsequent event activity required disclosure.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition. You should read this analysis in conjunction with our interim condensed consolidated financial statements and related footnotes. This discussion and analysis contains statements of a forward-looking nature relating to future events or our future financial performance. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements, including those set forth in our Form 10-K for the year ended December 31, 2016 and in this Quarterly Report for the period ended September 30, 2017.

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

Overview

We are a residential and small business commercial solar energy engineering, procurement and construction firm. We offer turnkey services, including design, procurement, permitting, build-out, grid connection, financing referrals and warranty and customer satisfaction activities. Our solar energy systems use high-quality solar photovoltaic modules. We use proven technologies and techniques to help customers achieve meaningful savings by reducing their utility costs. In addition, we help customers lower their reliance upon fossil fuel energy sources. As of September 29, 2017, we are the exclusive domestic and international licensee of POWERHOUSE™ in-roof solar shingle, an innovative and aesthetically pleasing solar shingle system developed by Dow.

We, including our predecessors, have more than 39 years of experience in residential solar energy and trace our roots to 1978, when Real Goods Trading Corporation sold the first solar photovoltaic panels in the United States. We have designed and installed over 25,000 residential and commercial solar energy systems since our founding.

During 2014, we discontinued our entire former Commercial segment and sold the assets associated with our catalog business (a portion of the Other segment). As of September 30, 2017, we created a new segment for our POWERHOUSE™ business. As a result, we now operate as four reportable segments: (1) Residential – the installation of solar energy systems for homeowners, including lease financing thereof, and small business commercial in the continental United States; (2) Sunetric – the installation of solar energy systems for both homeowners and business owners (commercial) in Hawaii; (3) POWERHOUSE™ - the manufacturing and sales of solar shingles; and (4) Other – corporate operations. We believe this structure enables us to more effectively manage our operations and resources.

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

Our historical operating losses have required us to raise financial capital. During the fourth quarter of 2016, we raised $16.1 million, net of costs, and we raised an additional $16.0 million, net of costs, during the first quarter of 2017. We used a portion of the proceeds from the financial capital raised to reduce accounts payable, purchase materials to convert backlog to revenue and begin to execute our revenue growth strategy.

Revenue Growth Strategy

Prior to obtaining the exclusive POWERHOUSE™ license, we had estimated that to operate profitably we would require approximately $16 million in quarterly revenue. Current quarterly revenue is materially less than this amount and, accordingly, to be successful in increasing sales and resultant revenue, we are implementing a revenue growth strategy which includes the following components:

•	Expand the size of our call center sales organization;
•	Expand the size of our field sales teams on the east coast and Sunetric, small business commercial sales team, and construction organizations;
•	Expand the digital marketing program, as well as increase our spending to generate greater customer leads while achieving desired cost of customer acquisition;
•	Make available to our customers, additional third-party providers to finance customer acquisitions of our solar energy systems;
•	Expand our network of authorized third-party installers;
•	Invest in the POWERHOUSE™ license by obtaining UL Certification for POWERHOUSE™ 3.0, a prerequisite for commercialization of the product and, upon achieving UL Certification, manufacture, market and sell POWERHOUSE™ 3.0 to roofing companies; and
•	Invest in innovation for future sales and profitability, such as customer-centric software, new products and services such as the sale of energy storage and energy audit services to attract new customers.

We believe that the use of the Dow trademark to market the POWERHOUSE™ 3.0 as part of the TLA will provide increased brand recognition for the Company promoting growth in sales. The TSA provides us with access to Dow personnel who are experienced in securing product UL Certification and who will assist RGS to obtain a UL Certification of POWERHOUSE™ 3.0. We anticipate receiving the UL Certification during the first half of 2018. There are two principal markets that we believe are well-suited for the POWERHOUSE™ product: (i) situations where a homeowner needs a new roof and (ii) new home construction by developers; estimated markets of roughly 5 million and 1 million homes per annum, respectively. RGS plans to take pre-orders in advance of final written UL Certification.

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

Explanation of Key Operating Metrics and Other Items

We regularly review a number of metrics, including the following key operating metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions. Some of our key operating metrics are estimates that are based on our management’s beliefs and assumptions and on information currently available to management. Although we believe that we have a reasonable basis for each of these estimates, we caution you that these estimates are based on a combination of assumptions that may prove to be inaccurate over time. Any inaccuracies could be material to our actual results when compared to our calculations. Please see the section titled “Risk Factors” in this Quarterly Report on Form 10-Q for more information. Furthermore, other companies may calculate these metrics differently than we do now or in the future, which would reduce their usefulness as a comparative measure.

Statement of Operations

We took the necessary steps to reclassify our statement of operations during the second quarter of 2017 to help our shareholders better understand the business through the eyes of management. We concluded that it was appropriate to classify items to conform with operating metrics reported to investors and the way management evaluates financial performance. Definitions of the statement of operations is as follows:

Revenue from installation of solar energy systems

Revenue includes the contractual sales price of solar energy systems substantially completed.

Revenue from leasing of solar energy systems

Revenue includes net amortization of unearned revenue and projected expenses related to residential customer leases of solar energy systems.

Installation of solar energy systems expense

The expense of solar energy systems installed principally include the costs of materials we purchase from manufacturers of photovoltaic equipment and the cost of personnel directly involved with the installation of solar energy systems including direct labor of our construction crews and those of third party integrators. In addition, cost of services includes the estimated cost of our limited warranty, travel costs, and fees we pay third party financiers providing loans to our customers to finance their solar energy systems.

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

Operating expense

Operating expense consists of costs associated with managing our business segments; Residential, Sunetric, POWERHOUSE™ and Other. These items include administrative costs associated with sales, general and administrative expenses associated with administrative services such as product development, legal settlements, legal, information systems (including core technology and telephony infrastructure), and accounting and finance. It also includes outside professional fees (i.e., legal and accounting services), building expenses and other items associated with general business administration.

Derivative and other

Derivative and other principally include changes in fair value of derivative liabilities, loss on debt extinguishment, gain (loss) on sale of fixed assets, amortization of debt discount, and interest expense.

Other Key Metrics

Backlog

Backlog is discussed below and an important metric as we implement our revenue growth strategy.

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

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Gross margin % on actual installation time	29%	28%	29%	27%

Gross margin % including idle time	16%	13%	-1%	16%

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

The following table summarizes changes to our backlog by segment during the nine-month period ended September 30, 2017:

(in thousands)	Residential	Sunetric	Totals
Backlog of December 31, 2016	$6,927	$2,448	$9,375
Bookings from new awards (“Sales”)	2,953	82	3,035
Cancellations and reductions on existing contracts	(1,646)	—	(1,646)
Amounts recognized in revenue upon installation	(3,372)	—	(3,372)
Backlog at March 31, 2017	4,862	2,530	7,392
Bookings from new awards (“Sales”)	6,402	1,004	7,406
Cancellations and reductions on existing contracts	(1,870)	(545)	(2,415)
Amounts recognized in revenue upon installation	(2,214)	(494)	(2,708)
Backlog at June 30, 2017	7,180	2,495	9,675
Bookings from new awards (“Sales”)	8,048	1,809	9,857
Cancellations and reductions on existing contracts	(1,944)	—	(1,944)
Amounts recognized in revenue upon installation	(2,801)	(876)	(3,677)
Backlog at September 30, 2017	$10,483	$3,428	$13,911

We typically see an increase in the absolute number of cancellations when sales increase. Nonetheless, our net sales after cancellations grew 307% in the three months ended September 30, 2017 as compared to the three months ended September 30, 2016.

During the nine months ended September 30, 2017, we have increased our direct sales representative’s headcount 152%. With this rapid growth in our sales headcount, we are intently focused on continuing to develop and implement our sales training programs to increase our team’s productivity. We believe that by supporting our growing sales force with sales training programs, we will enable them to address typical customer questions during the sales and installation processes, increasing sales and reducing cancellations.

On October 12, 2017, we were notified by the Rhode Island National Grid that approvals under its Renewable Energy Growth program for residential solar systems has been suspended, and that there may be additional approvals made prior to March 31, 2018. A new program is scheduled to begin April 1, 2018. As of September 30, 2017, our backlog of $13.9 million includes $2.3 million of sales to Rhode Island residential homeowners not yet approved under the current Renewable Energy Growth program. We believe that revenue from these contracts will be recognized when the new program is expected begin during the second quarter of 2018.

We compete with larger capitalized firms for customers, employees, and the services of third party financiers and installers and, accordingly, there can be no assurance that we will be successful in meeting our break-even goal for revenue.

Backlog is a key metric for us as our goal is to increase our backlog.

Critical Accounting Policies and Estimates

There were no material changes to our critical accounting policies or estimates during the nine months ended September 30, 2017 from those disclosed in our annual report on Form 10-K for the year ended December 31, 2016.

Results of Operations

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

Contract revenue:

Sale and installation of solar energy systems. Sale and installation of solar energy system revenue increased $1.4 million, or 59.9%, to $3.7 million during the three months ended September 30, 2017, from $2.3 million during the three months ended September 30, 2016. The increase is primarily due to further investments in the sales department to implement our revenue growth strategy such as increasing backlog, the precursor to increasing installation revenue. Additionally, we recognized $0.7 million under percentage of completion accounting in Hawaii on a commercial project. During the three months ended September 30, 2017, the residential segment installed 0.8 megawatts as compared to 0.3 megawatts during the three months ended September 30, 2016; and Sunetric installed 0.3 megawatts during each of the three month periods ended September 30, 2017 and 2016.

Service. Service revenue increased $0.2 million, or 101.3%, to $0.3 million during the three months ended September 30, 2017, from $0.1 million during the three months ended September 30, 2016. The increase is primarily due to a contract entered into with a third-party in the fourth quarter of 2016 to provide service work for their existing customers.

Contract expenses:

Installation of solar energy systems. Installation of solar energy system expenses increased $1.4 million, or 66.9%, to $3.5 million during the three months ended September 30, 2017, from $2.1 million during the three months ended September 30, 2016, which is attributable to the increase in installation revenue. The Company uses gross margin percentage to measure performance utilizing an internal time reporting system allowing the Company to measure both total incurred contract expense and contract expense excluding construction crew idle time. For the three-month period ended September 30, 2017 and 2016, our residential segment’s gross margin without idle time remained consistent at 29%.

Service. Service expense increased $0.2 million, or 58.4%, to $0.4 million during the three months ended September 30, 2017, from $0.2 million during the three months ended September 30, 2016. The increase is primarily due to the additional costs attributed to a contract entered into with a third party in the fourth quarter of 2016 to provide service work on their existing customers.

Customer acquisition. Customer acquisition expense increased $1.2 million during the three months ended September 30, 2017, or 196.2%, to $1.8 million during the three months ended September 30, 2017 from $0.6 million during the three months ended September 30, 2016. This increase is due to increased hiring in our sales department as well as an increase in marketing spend to obtain sufficient leads for the growing sales organization.

Litigation expense. Litigation expense for the three months ended September 30, 2017 was $0.08 million compared to $0 during the three months ended September 30, 2016. Our legal expenses may increase in subsequent periods. See Note 4, Commitments and Contingencies.

Interest expense, debt accretion and loss on extinguishment. As the Company is no longer party to a long-term loan agreement, interest expense, debt accretion expense and related loss on extinguishment was zero as compared to $4.1 million for the three months ended September 30, 2016.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

Contract revenue:

Sale and installation of solar energy systems. Sale and installation of solar energy system revenue decreased $2.1 million, or 17.7%, to $9.8 million during the nine months ended September 30, 2017, from $11.9 million during the nine months ended September 30, 2016. During the nine months ended September 30, 2017, installations decreased 0.2 megawatts as compared to the nine months ended September 30, 2016. Additionally, the average sales price for the residential segment declined by 11.9% which corresponds to the decline in installation expenses.

Service. Service revenue increased $0.5 million, or 107%, to $0.9 million during the nine months ended September 30, 2017 from $0.4 million during the nine months ended September 30, 2016. The increase is primarily due to a contract entered into with a third-party in the 4th quarter of 2016 to provide service work on their existing customers.

Contract expenses:

Installation of solar energy systems. Installation of solar energy system expenses decreased $1.6 million, or 14.5%, to $9.2 million during the nine months ended September 30, 2017, from $10.8 million during the nine months ended September 30, 2016, which corresponds to the reduction of installation revenue during this same time comparison. The Company uses gross margin percentage to measure performance utilizing an internal time reporting system allowing the company to measure both total incurred contract expense and contract expense excluding construction crew idle time.  For the nine month period ended September 30, 2017, our residential segments gross margin without idle time improved due to the Company reducing installation cycle time and focus on reducing the cost of equipment.

Service. Service expense increased $0.3 million to $1.2 million, or 37.4% during the nine months ended September 30, 2017, from $0.9 million during the nine months ended September 30, 2016. The increase is primarily due to the additional costs attributed to a contract entered into with a third party in the fourth quarter of 2016 to provide service work on their existing customers.

Customer acquisition. Customer acquisition expense increased $2.0 million during the nine months ended September 30, 2017, or 99.8%, to $4.0 million during the nine months ended September 30, 2017 from $2.0 million during the nine months ended September 30, 2016. This increase is primarily due to increased hiring in our sales department as well as an increase in marketing spend to obtain higher quality leads.

Operating expense. Operating expenses decreased $0.2 million, or 2.8%, to $8.1 million during the nine months ended September 30, 2017 compared to $8.3 million during the nine months ended September 30, 2016.

Interest expense, debt accretion and loss on extinguishment. As the Company is no longer party to a long-term loan agreement, interest expense, debt accretion expense and related loss on extinguishment was zero as compared to $5.1 million from the nine months ended September 30, 2016.

Litigation expense. Litigation expenses during the nine months ended September 30, 2017 was $0.2 million compared to $0.02 million during the nine months ended September 30, 2016. Our legal expenses may increase in subsequent periods. See Note 4, Commitments and Contingencies.

Debt accretion expense and loss on extinguishment. No accretion expense or loss on extinguishment was recorded during the current quarter compared to $2.8 million during the nine months ended September 30, 2016. On September 14, 2016, the Company raised $2.8 million of convertible preferred stock that was accounted for as debt. By September 29, 2016, all of the convertible preferred stock was converted to Class A common stock of the Company, extinguishing the debt. As the trading price of the Company’s stock was higher at conversion than the effective conversion price per share to the debt holder, a loss on extinguishment was recorded for this 14-day period.

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

Liquidity and Capital Resources

We experienced recurring operating losses and negative cash flow from operations in recent years. Starting with the fourth quarter of 2014, we implemented measures to reduce our cash outflow for operations such that the required level of sales to achieve break-even results was reduced. These measures included (i) exiting the large commercial segment which was operating at both an operating and cash flow loss, (ii) reducing staffing levels, (iii) physically exiting the California market where its costs to operate were high, (iv) focusing on cash sales to customers and not leasing to customers, (v) negotiating lower costs for equipment, and (vi) operating initiatives designed to improve profitability such as reducing the length of cycle time for customer installations and lowering the cost of marketing. We repaid in full and terminated our line-of-credit facility during the first quarter of 2017, as our working capital was sufficient for current operations. See Note 3, Line of Credit. We believe there are sufficient financial resources to operate for the ensuing 12 months.

The historical operating losses have required us to raise financial capital. During the fourth quarter of 2016, we raised $16.1 million, net of costs and an additional $16.0 million, net of costs during the first quarter of 2017. See Note 5, Shareholders’ Equity. We used the proceeds from the financial capital raised to reduce accounts payable, purchase materials to convert backlog to revenue and begin to execute our revenue growth strategy. The 2017 capital raises enabled us to terminate our line-of-credit facility and related coterminous supply agreement.

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

Under the POWERHOUSE™ license agreement, upon achieving UL certification, we will incur a liability of $2 million and plan to begin commercialization of POWERHOUSE™ 3.0 which will require additional financial resources. Future commercialization of POWERHOUSE™ 3.0 will require financial capital that we plan to satisfy with a combination of, to the extent available, (i) available cash, (ii) cash from common stock warrant exercises, (iii) draws from an asset based lending facility we will seek to secure in the future, and (iv) new equity issuances.

During October 2017, holders of warrants exercised warrants to purchase 674,096 shares of our Class A common stock, resulting in net proceeds of $1.1 million. As of the end of October 2017, there remain outstanding warrants to purchase a total of 5,853,861 shares of Class A common stock. The funds from the October 2017 warrant exercises were used to pay the initial Dow License fee payment of $1 million made by us on October 6, 2017.

The following table shows the number of outstanding warrants, as of November 7, 2017 and their associated exercise prices. We do not control when the investors exercise their warrants, and, accordingly, there can be no assurance that the investors will exercise any warrants or whether we would receive any cash from the exercise of these warrants.

Number of
Exercise Price	Warrants
$1.270	137,593
$1.360	3,323
$2.400	1,609,974
$3.100	3,710,000
$3.125	120,000
$3.875	185,500
$8.250	30,834
Greater the $45.00	56,637
Total	5,853,861

Warrant holders have the option of cashless exercise

201 Tariff Petition

Beginning in the second quarter of 2017, certain U.S. based solar module manufacturers (the “parties”) filed a 201 Tariff Petition (“201”) claiming damages as a result of foreign manufacturers exporting lower priced modules into the U.S. and recommended the cost of foreign manufactured modules have a floor cost of $0.78 per watt, to be reduced over a four year period. Currently, the Company pays a weighted average cost less than the potential floor cost. On September 22, 2017, the U.S. International Trade Commission (“ITC”) decided that the domestic industry had suffered serious harm due to imports. After additional public hearings, on October 31, 2017 the ITC provided remedy recommendations to the President of the United States which stated (i) that a tariff of 30% to 35% of the solar module cost should be applied and (ii) that any such tariff not apply to certain North American treaty partners such as Canada. Approximately 90% of the equipment the Company purchases is from North American manufacturers and, accordingly, at this time, the Company does not believe the tariff would directly impact these purchases. However, since the petition was filed, other market participants have increased their level of purchasing of panels as a protective measure.

As the Company sells systems months in advance of their installation and coupled with its cash management approach to adhere to just-in-time procurement of materials, it determined there was sufficient exposure to installation margins to warrant bridge buying inventory at its current pricing and procuring panels in excess of current needs into 2018. Accordingly, the Company has invested in its panel inventory, and as of September 30, 2017, believes that it has sufficient panel inventory for planned installations into the beginning of 2018. Furthermore, the Company has continued its aggressive procurement of panel inventory in the fourth quarter and is currently negotiating panel costs for 2018 procurement. These discussions indicate that it is probable that the cost of panels will increase from that incurred for 2017, regardless of whether 201 applies to manufacturers the Company acquires equipment from.

Cash Flows

The following table summarizes our primary sources (uses) of cash during the periods presented:

	For the Nine Months Ended September 30,
(in thousands)	2017	2016
Net cash provided by (used in):
Operating activities – continuing operations	$(13,031)	$(6,608)
Operating activities – discontinued operations	(46)	101

Operating activities	(13,077)	(6,507)

Investing activities	(744)	10

Financing activities	15,539	7,281

Net increase (decrease) in cash	$1,718	$784

Continuing Operations

Operating activities. Cash outflow from operations for the nine-month period ended September 30, 2017 increased $6.4 million as compared to the nine-month period ended September 30, 2016. This increase was primarily due to (i) payments on prior vendor obligations, (ii) an increase in customer acquisition expense as contemplated by the Company’s revenue growth strategy, and (iii) an increase in inventory and prepaid items.

Investing activities. During the nine months ended September 30, 2017, we purchased software and equipment of $0.7 million, and capitalized costs related to the POWERHOUSE™ license of $0.06 million. During the nine months ended September 30, 2016, we received proceeds of $0.01 million for the sale of equipment.

Financing activities. Our financing activities provided net cash of $15.5 million and $5.0 million during the nine months ended September 30, 2017 and 2016, respectively. Our net cash provided by financing activities during the nine months ended September 30, 2017 reflected the net proceeds $0.2 million from the 2016 Note offering, net proceeds of $16.0 million from the issuance of common stock during the February 2017 offerings, offset by repayment of our line-of-credit facility of $0.7 million. Our net cash provided by financing activities during the nine months ended September 30, 2016 resulted from the net proceeds received from the 2016 Note offering of $1.5 million and additional borrowings on our line of credit of $3.5 million.

Discontinued Operations

Operating activities. Our operating activities used net cash of $0.1 million and provided $0.1 million during the nine months ended September 30, 2017 and 2016, respectively.

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

Risk Factors

We caution that there are risks and uncertainties that could cause our actual results to be materially different from those indicated by forward-looking statements that, from time-to-time, we make in filings with the U.S. Securities and Exchange Commission, news releases, reports, proxy statements, registration statements and other written communications as well as oral forward-looking statements made by our representatives. These risks and uncertainties include, but are not limited to, those risks set forth in Part II, Item 1A of this and other quarterly reports and listed in the section entitled “RISK FACTORS” in our Annual Report on Form 10-K for the year ended December 31, 2016, which is on file with the U.S. Securities and Exchange Commission. Except for the historical information contained herein, the matters discussed in this analysis are forward-looking statements that involve risk and uncertainties, including, but not limited to, general economic and business conditions, competition, pricing, brand reputation, consumer trends, and other factors which are often beyond our control.

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

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934. Based upon their evaluation as of September 30, 2017, they have concluded that those disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the three months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we are involved in legal proceedings that we consider to be in the normal course of business. There were no material developments to previously reported legal proceedings during the three months ended September 30, 2017.

Item 1A.	Risk Factors

Except for the risk factors appearing below, there have been no material changes from the risk factors disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Proxy contests threatened or commenced against us could be disruptive and costly and the possibility that activist shareholders may wage proxy contests or gain representation on our Board of Directors could cause uncertainty about the strategic direction of our business.

On July 14, 2017, Iroquois Master Fund, Ltd., Iroquois Capital Investment Group, LLC, Iroquois Capital Management, LLC, Richard Abbe and Kimberly Page, collectively, “Iroquois Capital,” filed a definitive proxy statement and definitive proxy card with the U.S. Securities and Exchange Commission, in opposition to (i) the election of each of the five individuals that were nominated for election by our Board of Directors (each of whom are currently members of our Board of Directors), and (ii) an amendment of our 2008 Long-Term Incentive Plan to increase the authorized number of shares and the maximum number of shares issuable to an individual during any 12 month period. Contested elections and responses to activist shareholders can be distracting to management, time consuming and expensive, and can cause the Company’s resources and the attention of our management to be diverted. Additionally, activist shareholders may jeopardize our ability to attract qualified board members in the future which may make it difficult to comply with independence standards of the U.S. Securities and Exchange Commission and the Nasdaq Capital Market, attract new employees, retain current employees, create new vendor alliances, establish favorable credit terms with vendors, and close customer sales in the future.

In addition, with respect to contested shareholders’ meetings, the rules governing the ability of banks, brokers and other nominees to vote shares for which they have not received voting instructions from beneficial owners make it more difficult to obtain a quorum for the meeting. For example, we were unable to obtain a quorum at the original date for our annual shareholders’ meeting on August 23, 2017. As a result, we adjourned the meeting to December 14, 2017 to allow for more time to continue solicitation efforts in order to achieve a quorum. Failure to obtain a quorum at our shareholders’ meeting could cause us to be in non-compliance with Nasdaq rules which require us to hold an annual meeting once each fiscal year, and would result in our not being able to obtain shareholder approval of matters we are required to submit to our shareholders for approval, such as amendments to our equity incentive plan, which could have a negative impact on our operations as discussed further in a separate risk factor below. Further, uncertainty about our future board composition and our ability to obtain shareholder approval when required could negatively impact the market price and volatility of our common stock.

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

Our license with Dow Global Technologies LLC for the exclusive use of POWERHOUSE™ trademark name is subject to obtaining UL certification and thereafter, successful commercialization of the POWERHOUSE™ 3.0 in-roof shingle.

As of September 30, 2017, we have recorded an intangible asset of $1 million for the initial up-front license payment to Dow Global Technologies LLC. Upon obtaining UL Certification, a liability of $2 million for further up-front license payments will be incurred and recorded as an addition to the intangible asset. If we do not obtain UL Certification by September 2019, the licensor has the right to amend the license to be non-exclusive. Recoverability of the intangible asset is dependent upon successful commercialization of POWERHOUSE™ 3.0 and will require us to obtain additional financing, manage a supply chain to manufacture the product and expand our operations. If we are unable to successfully commercialize the POWERHOUSE™ 3.0 shingle, the related intangible asset may become impaired.

Item 6.	Exhibits.

Exhibit No.	Description

10.1	Technology License Agreement, dated September 29, 2017, by and between Real Goods Solar, Inc. and Dow Global Technologies LLC (Incorporated by reference to Exhibit 10.1 to Real Goods Solar, Inc.’s Current Report on Form 8-K filed October 4, 2017 (Commission File No. 001-34044))

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf, by the undersigned, thereunto duly authorized.

Real Goods Solar, Inc.
(Registrant)

Date: November 9, 2017	By:	/s/ Dennis Lacey
Dennis Lacey
Chief Executive Officer and Director (authorized officer)

Date: November 9, 2017	By:	/s/ Alan Fine
Alan Fine
Chief Financial Officer and Treasurer (principal financial officer and authorized officer)

Date: November 9, 2017	By:	/s/ Nicolle Dorsey
Nicolle Dorsey
Principal Accounting Officer and Controller

