Form 10-Q
period 2018-03-31
Real Goods Solar, Inc.
filed 2018-05-11
CIK 1425565

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES   ☐     NO   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 11, 2018
Class A Common Stock ($.0001 par value)	10,620,107

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

Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, without limitation, the following: our history of operating losses; our ability to implement our revenue growth strategy; our ability to achieve profitability; our ability to generate breakeven cash flow to fund our operations; our success in implementing our plans to increase future sales, and installations and revenue; rules, regulations and policies pertaining to electricity pricing and technical interconnection of customer-owned electricity generation such as net energy metering; the continuation and level of government subsidies and incentives for solar energy; existing and new regulations impacting solar installations including electric codes; an increase in our cost of materials that could arise as a result of the Section 201 tariff on imported crystalline silicon photovoltaic cells and modules; future shortages in supplies for solar energy systems; our failure to timely or accurately complete financing paperwork on behalf of customers; the adoption and general demand for solar energy; the impact of a drop in the price of conventional energy on demand for solar energy systems; seasonality of customer demand and adverse weather conditions inhibiting our ability to install solar energy systems; changing and updating technologies and the issues presented by these new technologies related to customer demand and our product offering; geographic concentration of revenue from the sale of solar energy systems in Hawaii, California and east coast states; non-compliance with or loss or suspension of licenses required for installation of solar energy systems; loss of key personnel and ability to attract necessary personnel; our failure to accurately predict future warranty claims; adverse outcomes arising from litigation and legal disputes to which we may be subject from time to time; the outcome of a dispute with a customer of our former Commercial segment related to remedial work; the possibility that our insurance carrier seeks reimbursement of legal expenses up to $1.5 million in connection with a now closed Securities and Exchange Commission (the “SEC”) investigation related to our July 2014 private placement; our ability to continue to obtain services and components from suppliers, installers and other vendors; disruption of our supply chain from equipment manufacturers and potential shortages of components for solar energy systems; factors impacting the timely installation of solar energy systems; competition; costs associated with safety and construction risks; continued access to competitive third party financiers to finance customer solar installations; increases in interest rates and tightening credit markets; our ability to obtain UL certification of POWERHOUSE™ and commercialize it; our ability to meet customer expectations; risks and liabilities associated with placing employees and technicians in our customers’ homes and businesses; product liability claims; future data security breaches, or our inability to protect personally identifiable information or other information about our customers; failure to comply with the director independence standards of the SEC and the Nasdaq Capital Market; our inability to maintain effective disclosure controls and procedures and internal control over financial reporting; the volatile market price of our Class A common stock; the dilutive effect of the conversion of our outstanding convertible notes and exercise of outstanding warrants or other issuances and our ability to obtain additional financing in the future; our ability to obtain shareholder approval to reduce the conversion price of our convertible notes due April 9, 2019 and the exercise price of the Series Q warrants below the market price of our Class A common stock; our ability to receive cash payments under the Investor Notes; our ability to pay the balance due at maturity of our convertible notes due April 9, 2019 if the holders thereof do not convert them or are not forced to convert; the dilutive effect of future issuances of stock, options, warrants or other securities and the effect on the market price of our Class A common stock; the low likelihood that we will pay any cash dividends on our Class A common stock for the foreseeable future; compliance with public reporting requirements; anti-takeover provisions in our organizational documents; the terms of some of our outstanding securities and transaction documents entered into in connection with past offerings restrict our ability to enter into certain transactions or obtain financing, and could result in our paying premiums or penalties to the holders of some of our outstanding securities; the disruptive effect and costs associated with threatened or commenced proxy contests; our ability to meet The Nasdaq Capital Market continued listing requirements; and such other factors as discussed throughout Part I, Item 1A, Risk Factors and Part II, Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2017 (“2017 10-K”).

Any forward-looking statement made by us in this report is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

REAL GOODS SOLAR, INC.

Condensed Consolidated Balance Sheets (unaudited)

	March 31,	December 31,
(in thousands, except share and per share data)	2018	2017
ASSETS
Current assets:
Cash	$303	$1,170
Accounts receivable, net	1,638	2,393
Inventory, net	1,689	1,950
Deferred costs on uncompleted contracts	666	615
Other current assets	1,247	1,264
Current assets of discontinued operations	1,080	1,242
Total current assets	6,623	8,634
Property and equipment, net	1,053	1,156
POWERHOUSE™ license	1,178	1,114
Goodwill	1,338	1,338
Net investment in sales-type leases and other assets	1,420	1,437
Noncurrent assets of discontinued operations	574	579
Total assets	$12,186	$14,258
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Convertible debt, net of deferred cost	$1	$1
Accounts payable	2,157	1,387
Accrued liabilities	1,335	1,441
Deferred revenue and other current liabilities	1,534	1,392
Current liabilities of discontinued operations	789	721
Total current liabilities	5,816	4,942
Other liabilities	2,240	2,329
Derivative liabilities	49	76
Non-current liabilities of discontinued operations	729	745
Total liabilities	8,834	8,092
Commitments and contingencies (Note 5)
Shareholders’ equity:
Preferred stock, par value $.0001 per share; 50,000,000 shares authorized; no shares issued and outstanding	-	-
Class A common stock, par value $.0001 per share; 150,000,000 shares authorized; 10,351,845 and 8,151,845 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	8	8
Class B common stock, par value $.0001 per share; 50,000,000 shares authorized; no shares issued and outstanding	-	-
Additional paid-in capital	208,164	205,830
Proxy contest consideration	-	810
Accumulated deficit	(204,820)	(200,482)
Total shareholders’ equity	3,352	6,166
Total liabilities and shareholders’ equity	$12,186	$14,258

See accompanying notes.

REAL GOODS SOLAR, INC.

Condensed Consolidated Statements of Operations (unaudited)

	For the Three Months Ended March 31,
(in thousands, except per share data)	2018	2017
Contract revenue:
Sale and installation of solar energy systems	$2,520	$3,357
Service	287	292
Leasing, net	15	14
Contract expenses:
Installation of solar energy systems	2,839	3,080
Service	393	313
Customer acquisition	1,191	974
Contract loss	(1,601)	(704)
Operating expense	2,630	2,916
Litigation	117	80
Operating loss	(4,348)	(3,700)
Derivative and other	31	107
Debt accretion expense and loss on extinguishment	-	(486)
Loss from continuing operations, net of tax	(4,317)	(4,079)
(Loss) Income from discontinued operations, net of tax	(21)	45
Net loss	$(4,338)	$(4,034)
Net loss per share – basic and diluted:
From continuing operations	(0.42)	(0.87)
From discontinued operations	-	0.01
Net loss per share – basic and diluted	$(0.42)	$(0.86)
Weighted-average shares outstanding:
Basic and Diluted	10,210	4,709

See accompanying notes.

REAL GOODS SOLAR, INC.

Condensed Consolidated Statement of Changes in Shareholders’ Equity (unaudited)

					Total
					Shareholders’
	Class A Common Stock		Additional	Accumulated	Equity
(in thousands, except share data)	Shares	Amount	Paid - in Capital	Deficit	(Deficit)
Balance, December 31, 2017	8,151,845	$8	$206,640	$(200,482)	$6,166
Proceeds from common stock offering and warrant exercises, net of costs	1,600,000	-	1,524	-	1,524
Common stock issued to settle proxy contest	600,000	-	-	-	-
Net Loss	-	-	-	(4,338)	(4,338)
Balance, March 31, 2018	10,351,845	$8	$208,164	$(204,820)	$3,352

See accompanying notes.

REAL GOODS SOLAR, INC.

Condensed Consolidated Statements of Cash Flows (unaudited)

	For the Three Months Ended March 31,
(in thousands except share data)	2018	2017
Operating activities:
Net loss	$(4,338)	$(4,034)
(Loss) Income from discontinued operations	(21)	45
Loss from continuing operations	(4,317)	(4,079)
Adjustments to reconcile net loss to net cash used in operating activities - continuing operations:
Depreciation	107	109
Share-based compensation expense	-	178
Change in fair value of derivative liabilities and loss on debt extinguishment	(27)	378
Inventory obsolescence	(5)	218
Bad debt expense	29	36
Changes in operating assets and liabilities:
Accounts receivable, net	726	761
Costs in excess of billings on uncompleted contracts	-	2
Inventory	266	140
Deferred costs on uncompleted contracts	(51)	(87)
Net investment in sales-type leases and other current assets	(80)	(50)
Other non-current assets	17	(273)
Accounts payable	731	(1,152)
Accrued liabilities	(106)	136
Deferred revenue and other current liabilities	142	(330)
Other liabilities	(89)	(17)
Net cash used in operating activities - continuing operations	(2,657)	(4,030)
Net cash provided by (used in) operating activities - discontinued operations	198	(122)
Net cash used in operating activities	(2,459)	(4,152)
Investing activities:
Payments related to POWERHOUSE™ license	(64)	-
Purchases of property and equipment	(4)	(252)
Proceeds from sale of property and equipment	-	2
Net cash used in investing activities	(68)	(250)
Financing activities:
Proceeds from warrant exercises, net of costs	8	-
Restricted cash released upon conversion of debt	-	173
Proceeds from the issuance of warrants, net of costs	822	-
Proceeds from the issuance of common stock, net of costs	830	16,029
Principal payments on revolving line of credit	-	(663)
Net cash provided by financing activities	1,660	15,539
Net (decrease) increase in cash	(867)	11,137
Cash at beginning of year	1,170	2,940
Cash at end of year	$303	$14,077
Non-cash items
Convertible notes interest paid with common stock	-	125

See accompanying notes.

Notes to Condensed Consolidated Financial Statements

1. Organization, Nature of Operations, and Principles of Consolidation

Real Goods Solar, Inc. (the “Company” or “RGS”) is a residential and small business commercial solar energy engineering, procurement, and construction firm.

These consolidated financial statements have been prepared on the going concern basis, which presumes the realization of assets and the settlement of liabilities in the normal course of operations. The application of the going concern basis is dependent upon the Company achieving profitable operations to generate sufficient cash flows to fund continued operations, or, in the absence of adequate cash flows from operations, obtaining additional financing. The Company has reported losses from operations for the three months ended March 31, 2018 and 2017, and has an accumulated deficit of $204.8 million at March 31, 2018. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management continues to review operations in order to identify additional strategies designed to generate cash flow, improve the Company's financial position, and enable the timely discharge of the Company's obligations. If management is unable to identify sources of additional cash flow in the short term, it may be required to further reduce or limit operations.

Principles of Consolidation

We have prepared our unaudited interim condensed consolidated financial statements included herein pursuant to the rules and regulations of the SEC. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to these rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In our opinion, the unaudited interim financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly, in all material respects, our condensed consolidated financial position as of March 31, 2018, the interim results of operations for the three months ended March 31, 2018 and 2017, and cash flows for the three months ended March 31, 2018 and 2017. These interim statements have not been audited. The balance sheet as of December 31, 2017 was derived from our audited consolidated financial statements included in our 2017 10-K. The interim condensed consolidated financial statements contained herein should be read in conjunction with our audited financial statements, including the notes thereto, for the year ended December 31, 2017.

Discontinued Operations

During 2014, we committed to a plan to sell certain contracts and rights comprising our large commercial installations business, otherwise known as our former Commercial segment. At the same time, we determined not to enter into further large commercial installation contracts in the mainland United States. Most contracts in process at December 31, 2014 were substantially completed during 2015 and remaining work was completed during 2016. We report this business as a discontinued operation, separate from our continuing operations. See Note 12. Discontinued Operations.

Liquidity and Financial Resources Update

The Company has experienced recurring operating losses and negative cash flow from operations which have necessitated: (i) developing plans to grow revenue to generate positive cash flow and (ii) raising additional capital. No assurances can be given that the Company will be successful with its plans to grow revenue for profitable operations or, if necessary, raising additional capital. See Note 6, Shareholders Equity, Note 7, Convertible Debt and Note 13, Subsequent Events for transactions raising capital during the first quarter of 2018.

The Company’s plans to grow revenue are:

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

Until the Company is successful in implementing its plans to increase revenue for profitable operations, the Company expects to have a cash outflow from operating activities. The Company expects to obtain UL certification for POWERHOUSE™ 3.0 in 2018 and, if it determines to proceed at that time with the commercialization of POWERHOUSE™, the Company expects to have cash outflow from operating activities for commercialization of POWERHOUSE™, prepayments with supply chain manufacturers and working capital as sales of the product commence. Additionally, the Company would be required to make the remaining “Initial License” payment of $2 million, which would be recorded as a cash outflow in investing activities.

To provide funds to grow the Company’s revenue, on March 30, 2018, the Company entered into the Securities Purchase Agreement for the 2018 Note Offering (as defined and further discussed in Note 7, Convertible Debt). The 2018 Note Offering may result in gross proceeds of $10.0 million, before placement agent fees and other expenses associated with the transaction. At the closing on April 9, 2018 the Company received $5 million of the gross proceeds and Investor Notes (as defined and further discussed in Note 7, Convertible Debt) in an aggregate amount of $5 million secured by cash and/or securities held in investor accounts. Investors are required to prepay the Investor Notes as they convert their Series B Notes (as defined and further discussed in Note 7, Convertible Debt) issued in the 2018 Note Offering and, upon satisfaction of Equity Conditions and certain other conditions, upon the occurrence of a specified mandatory prepayment event. The 2018 Notes (as defined and further discussed in Note 7, Convertible Debt) are convertible into Class A common stock and mature on April 9, 2019. If the 2018 Notes have not been fully converted into shares of Class A common stock at maturity, the Company would seek to refinance any remaining balance at that time from: (i) negotiations with the holders of the 2018 Notes, (ii) funds obtained in a public or private offering of securities, or (iii) funds received upon common stock warrant exercises including after reducing the exercise price of common stock warrants to induce conversion. No assurances can be given that should a balance remain on the 2018 Notes at maturity the Company will be successful in meeting the obligation under the 2018 Notes.

If the Company proceeds with commercialization of POWERHOUSE™ 3.0, it will require additional capital which could be met from the Investor Notes. In the event capital from the Investor Notes are not received by the Company, the Company would seek to obtain the capital from other transactions such as a private or public offering of securities, and common stock warrant exercises including the Company reducing the exercise price of common stock warrants to induce conversion. No assurances can be given that, should the Company determine to proceed with commercialization of POWERHOUSE™ 3.0, it will have available to it the additional capital necessary, either from the Investor Notes or an alternative transaction.

2. Significant Accounting Policies

The Company made no changes to its significant accounting policies during the three months ended March 31, 2018 with the exception of the adoption of ASC 606 as discussed in Note 3. Revenue.

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

ASU 2017-04

On January 26, 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2017-04 (“ASU 2017-04”), Intangibles – Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment, which was issued to simplify the accounting for goodwill impairment. This ASU removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance remains largely unchanged. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed after January 1, 2017. The Company is assessing the impact of ASU 2017-04 on its consolidated financial statements.

ASU 2016-20

On December 21, 2016, the FASB issued Accounting Standards Update No. 2016-20 (“ASU 2016-20”), Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. This ASU provides technical corrections and improvements to Topic 606. This ASU is effective for the Company on January 1, 2018, which coincides with the effective date of ASU 2014-09 (as defined below). The Company has adopted this ASU effective January 1, 2018.

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

In August 2015, the FASB issued Accounting Standards Update No. 2015-14, Revenue from Contracts with Customers – Deferral of the Effective Date, which defers the effective date of ASU 2014-09 one year. ASU 2014-09, as deferred by ASU 2015-14, will be effective for the first interim period within annual reporting periods beginning after December 15, 2017. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented and the cumulative effect of applying the standard would be recognized at the earliest period shown, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. The Company has adopted this ASU as of January 1, 2018 as discussed in Note 3.

3. Revenue

Effective January 1, 2018, the Company has adopted “ASC 606 – Revenue From Contracts with Customers” related to revenue recognition. Under the standard, revenue is recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services using a five-step model to achieve that principle. In addition, the standard requires disclosures to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The Company has elected to adopt the modified retrospective method for transitioning this accounting standard which requires that the cumulative effect of applying the revenue standard to existing contracts be recorded as an adjustment to retained earnings. Per our analysis performed as of the prior year ended December 31, 2017 no adjustments were required. For the three months ended March 31, 2018, the adoption of ASC 606 has resulted in the following changes in significant accounting policies:

Deferred Revenue

When we receive consideration, or such consideration is unconditionally due, from a customer prior to transferring goods or services to the customer under the terms of a sales contract, we record deferred revenue, which represents a contract liability. We recognize deferred revenue as net sales after we have transferred control of the goods or services to the customer and all revenue recognition criteria are met.

Revenue Recognition – Installation of photovoltaic modules (“PV”) solar systems

We generally recognize revenue for installation of PV solar systems at a point in time following the transfer of control to the customer which typically occurs when installers have completed an installation of the PV solar system. Although the ASC 606 is generally applied to a single contract with a customer, a portfolio approach may be acceptable if an entity reasonably expects that the effect of applying a portfolio approach to a group of contracts or group of performance obligations would not differ materially from considering each contract or performance obligation separately. The Company uses standard contract templates to initiate sales with customers which may vary based on customer type. As such, applying the portfolio approach to each type of customer contract would not differ materially from considering each contract on a standalone basis. The Company has used the portfolio approach in their analysis and determined that each project started during the three months ended March 31, 2018 contains one performance obligation.

Each project’s transaction price is included within the contract and although there is only one performance obligation, certain complexities could exist which impact the transaction price. Specific to solarized programs, wherein the Company has a scalable price per watt to the homeowner based on the number of participating homes in the community, the Company may credit homeowners of previously executed contract. Any credits to homeowners on previously executed contracts are treated as adjustments to the transaction price via change order forms. For solarized program incentives, the Company uses the “most likely amount” method in determining any adjustments to the transaction price due to certainty of the credit amount prior to completion of the project. The Company has also considered financing components on projects started during the three months ended March 31, 2018 and elected the use of a practical expedient where an entity need not adjust the promised amount of consideration for the effects of a significant financing component if the entity expects, at contract inception, that the period between when the entity transfers a promised service to the customer and when the customer pays for that good or service will be one year or less. All receivables from projects entered into during the current quarter are expected to be received within one year from project completion and no adjustments to the transactions prices were made.

Under ASC 606, the Company is required to recognize as an asset the incremental costs of obtaining a contract with a customer if those costs are expected to be recovered. The Company does incur selling and marketing costs and sales commissions that otherwise would not have been incurred if the contract had not been obtained however, these costs are not recoverable from the customer and are expensed as incurred.

The Company may enter into projects in which control of the PV solar systems transfers to the customer over time. As of March 31, 2018, no such project exists however, if the Company takes on such a project in the future, the Company will determine whether an input or output method is most appropriate to recognize revenue in a pattern that reflects the transfer of control of the promised good or service to the customer.

Revenue Recognition – Operations & Maintenance

We generally recognize revenue for standard, recurring commercial operations and maintenance services over time as customers receive and consume the benefits of such services, which typically include corrective maintenance, data hosting or energy/deck monitoring services for a period of time. These services are treated as stand-ready performance obligations and satisfied evenly over the length of the agreement so the Company has elected a time-based method to measure progress and recorded revenue using a straight-line method.

Revenue Recognition – Service & Warranty

Warranties for workmanship and roof penetration are included within each contract. These warranties cannot be purchased separately from the related services, are intended to safeguard the customer against workmanship and does not provide any incremental service to the customer. It is necessary for the Company to perform the specified tasks to provide assurance that the final product complies with agreed-upon specifications and likely do not give rise to a separate performance obligation. The Company will continue to account for any related warranties in accordance with ASC 460-10 and record an accrual for potential warranty costs at the completion of a project. Any services provided to a customer outside of warranties such as system inspections are recognized upon completion of the service.

Adoption of the standards related to revenue recognition had no impact to cash from or used in operating, financing, or investing on our consolidated cash flows statements. Refer to Note 11. Segment Information for further information, including revenue by segment.

4. Property and Equipment

Property and equipment, stated at lower of cost or estimated fair value, consists of the following as of March 31 and December 31, respectively:

(in thousands)	2018	2017
Buildings and leasehold improvements	441	441
Furniture, fixtures and equipment	1,811	1,811
Software	2,135	2,135
Vehicles and machinery	1,041	1,044
Total property and equipment	5,428	5,431
Accumulated depreciation and amortization	(4,375)	(4,275)
Total property and equipment, net	$1,053	$1,156

5. Commitments and Contingencies

The Company leases office and warehouse space through operating leases. Some of the leases have renewal clauses, which range from one month to five years.

The Company leases vehicles for certain field personnel through operating leases. Leases range up to five years with varying termination dates through 2021.

The following schedule represents the annual future minimum payments of all leases as of March 31, 2018:

Future Minimum
(in thousands)	Lease Payments
2018	$679
2019	856
2020	506
2021	439
2022 and thereafter	112
Total minimum lease payments	$2,592

The Company incurred office and warehouse rent expense of $0.2 million and automobile lease expense of $0.1 million for the three months ended March 31, 2018.

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

On February 16, 2017, Alpha Capital Anstalt, an investor in the Company’s February 6, 2017 public offering of common stock and warrants, filed a lawsuit against Roth Capital Partners, LLC, the Company’s investment banking firm in the offering, and the Company in U.S. District Court for the Southern District of New York. Alpha’s lawsuit alleges that the registration statement for the February 6, 2017 offering contained material misstatements or omissions and that the Company had breached contractual obligations owed to Alpha. Alpha seeks unspecified monetary damages, rescission and other unspecified relief in the lawsuit. The Company disputes Alpha’s allegations and intends to vigorously defend itself in the lawsuit. Under local court rules, the Company filed a letter motion seeking permission to file a motion to dismiss the claims related to the alleged misstatements and omissions in the complaint. On May 12, 2017, Alpha filed an amended complaint removing the securities and fraud-related claims and leaving only breach of contract claims against the Company. Because the Company has been unwilling to entertain settlement discussions, Alpha has recently deposed members of the Company and the Company’s legal team that represented the Company in the offering. The discovery period of the suit has ended and the Company filed a motion for summary judgment. On April 25, 2018, the district court granted the Company’s motion for summary judgment in part, and dismissed a portion of Alpha’s breach of contract claim. The district court directed the parties to prepare a pretrial order with respect to the remaining portions of the breach of contract claim. Separately, the district court granted Roth’s motion for summary judgment in its entirety, dismissing Roth from the case. Finally, the district court denied Alpha’s motion for summary judgment in its entirety

On September 29, 2017 (the “Effective Date”), The Dow Chemical Company (“Dow”) awarded the Company a world-wide exclusive license for the POWERHOUSE™ in-roof solar shingle (the “License”). Under terms of the License, RGS has agreed to a license fee of $3 million, of which $1 million was paid in connection with the Effective Date and the remaining $2 million will become a liability in the future upon obtaining UL certification and payable within 30 days thereafter.

On January 2, 2018, the Company entered into a Cooperation Agreement (the “Cooperation Agreement”) with Iroquois Capital Management LLC, Iroquois Master Fund LTD, Iroquois Capital Investment Group LLC, Richard Abbe and Kimberly Page (collectively, “Iroquois Capital”), wherein Iroquois Capital has agreed to (i) immediately terminate, and cease any and all solicitation and other efforts with respect to, the solicitation of proxies in opposition to the Company’s proposals for the 2017 annual meeting of shareholders, (ii) withdraw (and not resubmit) Iroquois’ proxy statement in opposition to the Company’s proposals for the 2017 annual meeting of shareholders, and (iii) promptly notify the staff of the SEC in writing that it is terminating the solicitation of proxies in opposition to the Company’s proposals for the 2017 annual meeting of shareholders. Pursuant to the Cooperation Agreement, the Company issued to Iroquois Master Fund LTD and Iroquois Capital Investment Group LLC, 456,000 and 144,000 unregistered and restricted shares of Class A common stock respectively as reimbursement for expenses incurred in connection with the 2017 annual meeting of shareholders and the negotiation, execution and effectuation of the Cooperation Agreement.

The Company expects to resolve a dispute with a customer of the former Commercial segment wherein the customer alleged that the Company had not completed agreed-upon remedial work to remedy alleged deficiencies. The customer notified the Company that it intends to perform such work at the Company’s expense using a third-party contractor. In addition, the customer demanded an aggregate of approximately $0.4 million as liquidated damages under the terms of the project contract. To avoid the costs of arbitration, obtain a release of approximately $0.3 million held in escrow related to this matter, and receive a release of all future obligation or liability, whether based on warranty, contract, or otherwise, the Company agreed to a complete settlement with all parties and increased its liability for this matter by approximately $0.1 million during the quarter.

6. Shareholders’ Equity

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

The Series O Warrant is exercisable at any time starting six months after issuance, and will remain exercisable for a period of five years thereafter at an initial exercise price of $1.47 per share, subject to adjustments for stock splits and similar events. The Series P Warrant is exercisable immediately after issuance and for a period of five years thereafter at an initial exercise price of $1.15 per share, of which $1.14 was paid at the closing with $0.01 per share payable upon exercise. On January 4, 2018, the investor paid $0.01 per share of Class A common stock to exercise the Series P Warrant.

Option and Warrant Exercises

During the three months ended March 31, 2018 and 2017, the Company did not issue any stock options nor issue any shares of its Class A common stock to employees upon the exercise of stock options. During the three months ended March 31, 2018, the Company issued 800,000 shares of its Class A common stock upon the exercise of prepaid Series P warrants attributable to the January 2018 Offering.

At March 31, 2018, the Company had the following shares of Class A common stock reserved for future issuance:

Stock options and grants outstanding under incentive plans	148
Common stock warrants outstanding - derivative liability	43,015
Common stock warrants outstanding - equity security	7,538,846
Total shares reserved for future issuance	7,582,009

7. Convertible Debt

2018 Convertible Note Offering

On March 30, 2018, the Company entered into a Securities Purchase Agreement with two unaffiliated institutional and accredited investors for a private placement (the "2018 Note Offering") of up to $10.75 million in principal amount and $10 million funding amount (reflecting $0.75 million of original issue discount) of Senior Convertible Notes (the "2018 Notes"), and Series Q Warrants to purchase 9,126,984 shares of Class A Common Stock. On April 9, 2018, see Note 13, Subsequent Events, the Company closed the 2018 Note Offering. The 2018 Note Offering may result in gross proceeds of $10.0 million, before placement agent fees and other expenses associated with the transaction. At the closing on April 9, 2018, the Company received $5 million of the gross proceeds and two secured promissory notes from each investor, in a combined aggregate amount of $5 million (each, an “Investor Note”), secured by cash and/or securities held in investor accounts.

The Company issued two Series A senior convertible notes (the “Series A Notes”) and two Series B senior secured convertible notes (the “Series B Notes”) in the transaction. The aggregate principal amount of the Series A Notes is $5.75 million and the Series B Notes is $5 million. All of the aggregate principal amount of the Series B Notes will constitute Restricted Principal (as defined in the Series B Notes). If an investor prepays any amount under such investor’s Investor Note, an equal amount of the Restricted Principal becomes unrestricted principal under such investor’s Series B Note. In lieu of initially receiving any original issue discount on the Series B Notes, the Series B Notes will accrue an “Additional OID Amount” (as defined in the Series B Notes) based upon the portion of the principal of the Series B Notes that becomes unrestricted from time to time, pro rata, which, in the aggregate would result in up to $0.75 million of Additional OID Amount payable under the Series B Notes if all of the principal under the Series B Notes becomes unrestricted.

The Company will not be required to amortize the 2018 Notes. All amounts owed under the 2018 Notes will mature and come due on April 9, 2019.

The 2018 Notes do not incur interest other than upon the occurrence of an event of default, in which case the 2018 Notes bear interest at 18% per year.

The 2018 Notes are convertible at any time, at the option of the holder, into shares of Class A common stock at a conversion price. The initial fixed conversion price is $1.26 per share (which was above the closing bid price of our Class A common stock immediately before executing the Securities Purchase Agreement; the conversion price was increased from $1.2405 to $1.26 in the Amendments (as defined and further described in Note 13, Subsequent Events)), subject to reduction under certain circumstances as well as adjustment for stock splits, stock dividends and similar events.

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

If the Company receives such shareholder approval, the conversion price of the 2018 Notes and exercise price of the Series Q Warrants would be subject to potential reduction and resets in the future, for example, upon the future issuance of securities (e.g. full-ratchet anti-dilution protection) and the occurrence of certain events. In addition, if the Company receives such shareholder approval, following an event of default, holders of 2018 Note would be permitted to convert their 2018 Notes at an “Alternate Conversion Price” and at a 125% premium in an “Alternate Conversions” (each term, as defined in the 2018 Notes). The Company may at any time, subject to Nasdaq’s approval and with the prior written consent of the Required Holders (as defined in the Securities Purchase Agreement), reduce the conversion price of the 2018 Notes and exercise price of the Series Q Warrants to any amount and for any period of time deemed appropriate by its board of directors after obtaining such shareholder approval. Some of the provisions providing for reduction and reset of the conversion price of the 2018 Notes and exercise price of the Series Q Warrants are subject to a floor price, such that the adjusted conversion price or exercise price, as applicable, can never be below $0.194.

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

The 2018 Notes contain customary events of default, the occurrence of which triggers default interest and causes a failure of Equity Conditions, which may mean that the Company will be unable to force mandatory conversion of the 2018 Notes and that investors may not be required to prepay the Investor Notes under a mandatory prepayment event.

The 2018 Notes contain negative and affirmative covenants, including a requirement that the Company on a quarterly basis has available cash of at least $0.75 million.

Each investor may voluntarily prepay such investor’s Investor Note, in whole or in part, without premium or penalty at any time. The Investor Notes are also subject to mandatory prepayment, in whole or in part, upon the occurrence of (i) conversion of Restricted Principal under an investor’s Series B Note, and (ii) on the 45th day after the earlier to occur of (A) the first date on which the SEC declares effective one or more registration statements registering the resale of the shares of Class A common stock underlying the 2018 Notes and the Series Q Warrants, and (B) the first date on which all of such shares of Class A common stock are eligible to be resold by the holders pursuant to Rule 144 promulgated under the Securities Act, subject to (1) certain Equity Conditions, (2) a requirement that the average volume weighted average price of the Class A common stock exceed a specified amount, and (3) that no event of default is then existing and continuing.

At the closing of the 2018 Note Offering, the Company entered into a Registration Rights Agreement with the purchaser of the 2018 Notes under which it is required to file an initial registration statement with the SEC covering the resale of the shares of Class A common stock issuable pursuant to the 2018 Notes and the Series Q Warrants and to use the Company’s reasonable best efforts to have that initial registration statement declared effective within specified deadlines. The Company will be subject to certain monetary penalties, as set forth in the Registration Rights Agreement, if it fails to meet specified filing deadlines, effectiveness deadlines, maintenance requirements, and/or current public information requirements under the Registration Rights Agreement. The Company filed the required registration statement with the SEC on April 27, 2018, and the SEC declared the registration statement effective on May 4, 2018.

8. Fair Value Measurements

The following tables summarize the basis used to measure certain financial assets and liabilities at fair value on a recurring basis in the consolidated balance sheets:

Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Items	Inputs	Inputs
Balance at March 31, 2018 (in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Common stock warrant liability	$49	-	-	$49

For the Company’s Level 3 measures, which represent common stock warrants, fair value is based on a Monte Carlo pricing model that is based, in part, upon unobservable inputs for which there is little or no market data, requiring the Company to develop its own assumptions. The Company used a market approach to valuing these derivative liabilities.

The following table shows the reconciliation from the beginning to the ending balance for the Company’s common stock warrant liability and embedded derivative liability measured at fair value on a recurring basis using significant unobservable inputs (i.e. Level 3) for the period ended March 31, 2018:

		Embedded
	Common Stock	derivative
(in thousands)	warrant liability	liability	Total
Fair value of derivative liabilities at December 31, 2017	$76	$-	$76
Change in the fair value of derivative liabilities, net	(27)	-	(27)
Adjustment for conversions of Notes	-	-	-
Fair value of derivative liabilities at March 31, 2018	$49	$-	$49

9. Share-Based Compensation

During the three months ended March 31, 2018, the Company did not grant any stock options and cancelled one stock option versus zero grants of stock options and cancellations of 23 stock options during the three months ended March 31, 2017. Substantially all stock options vest at 2% per month for the 50 months beginning with the first day of the eleventh month after date of grant.

Total share-based compensation expense recognized was $0 and $0.2 million during both the three months ended March 31, 2018 and 2017.

10. Net Income (Loss) Per Share

Basic net income (loss) per share excludes any dilutive effects of options, warrants or our senior secured convertible notes (the “2016 Notes”) due on April 1, 2019. The Company computes basic net income (loss) per share using the weighted average number of shares of its Class A common stock outstanding during the period. The Company computes diluted net income (loss) per share using the weighted average number of shares of its Class A common stock and common stock equivalents outstanding during the period. The Company excluded common stock equivalents of 7.5 million and 6.5 million for the three months ended March 31, 2018 and 2017, respectively, from the computation of diluted net loss per share because their effect was antidilutive.

	For the Three Months Ended March 31,
(In thousands, except per share data)	2018	2017
Numerator for basic and diluted net loss per share	$(4,338)	$(4,034)
Denominator:
Weighted average shares for basic net loss per share	10,210	4,709
Effect of dilutive securities:
Weighted average of common stock, stock options and warrants	-	-
Denominators for diluted net loss per share	10,210	4,709
Net loss per share—basic and diluted	$(0.42)	$(0.86)

11. Segment Information

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

Financial information for the Company’s segments and a reconciliation of the total of the reportable segments’ loss from operations to the Company’s consolidated net loss are as follows:

	Three Months Ended
	March 31,
(in thousands)	2018	2017
Contract revenue:
Residential	2,485	3,644
Sunetric	337	19
POWERHOUSE™	-	-
Other	-	-
Consolidated contract revenue	2,822	3,663
Operating loss from continuing operations:
Residential	(1,871)	(1,033)
Sunetric	(597)	(804)
POWERHOUSE™	(51)	-
Other	(1,829)	(1,863)
Operating Loss	(4,348)	(3,700)
Reconciliation of consolidated loss from operations to consolidated net loss:
Derivative and Other	31	107
Debt accretion expense and loss on extinguishment	-	(486)
Gain from discontinued operations, net of tax	(21)	45
Net loss	(4,338)	(4,034)

The following is a reconciliation of reportable segments’ assets to the Company’s consolidated total assets. The Other segment includes certain unallocated corporate amounts.

(in thousands)	March 31, 2018	December 31, 2017
Total assets – continuing operations:
Residential	$6,284	$5,877
Sunetric	1,412	2,142
POWERHOUSE™	1,226	1,140
Other	1,610	3,278
	$10,532	$12,437
Total assets – discontinued operations:
Commercial	1,654	1,821
	$12,186	$14,258

12. Discontinued Operations

The following is a reconciliation of the major line items constituting pretax income of discontinued operations to the after-tax gain on discontinued operations that are presented in the condensed consolidated statements of operations as indicated:

	For the Three Months Ended
	March 31,
(in thousands)	2018	2017
Major line items constituting pretax loss of discontinued operations:
Contract revenue	$-	$4
Contract expense (income)	-	(2)
Operating and other expense	21	(49)
Pretax income (loss) from discontinued operations	$(21)	55
Income from discontinued operations, net of tax	$(21)	$45

The following is a reconciliation of the carrying amounts of major classes of assets and liabilities of the discontinued operations to the total assets and liabilities of the discontinued operations presented separately in the condensed consolidated balance sheets as indicated:

	March 31,	December 31,
(in thousands)	2018	2017
Carrying amounts of major classes of assets included as part of discontinued operations:
Current assets:
Accounts receivable, net	$325	$394
Costs in excess of billings on uncompleted contracts	62	62
Inventory, net	69	63
Other current assets	624	723
Total major classes of current assets of the discontinued operations	1,080	1,242
Noncurrent assets:
Other noncurrent assets	574	579
Total noncurrent assets of discontinued operations	574	579
Total assets of the discontinued operations in the balance sheet	$1,654	$1,821
Carrying amounts of major classes of liabilities included as part of discontinued operations:
Current liabilities:
Accounts payable	$270	$270
Accrued liabilities	33	33
Deferred revenue and other current liabilities	486	418
Total current liabilities of discontinued operations	789	721
Noncurrent liabilities:
Other liabilities	729	745
Total major classes of noncurrent liabilities of the discontinued operations	729	745
Total liabilities of the discontinued operations in the balance sheet	$1,518	$1,466

13. Subsequent Events

On April 9, 2018, the Company closed the 2018 Note Offering (See Note 7. Convertible Debt) and entered into two separate Amendment No. 1 to Securities Purchase Agreement (the “Amendments”) with each investor party to the 2018 Note Offering Securities Purchase Agreement. The substantially identical Amendments amended and restated forms of 2018 Notes to increase the initial conversion price of the Notes from $1.2405 to $1.26 per share and, as a result, made changes to the Schedule of Buyers to the Securities Purchase Agreement to reflect a change in the number of shares of Common Stock that may become issuable upon exercise of Series Q Warrants. The parties entered into the Amendments as a result of certain discussions with, and comments by, Nasdaq staff. Other than as described in this paragraph, no other changes were made to the terms of the 2018 Notes or the transaction in general. The Amendments contains customary provisions for agreements of this nature, such as representations, warranties and covenants.

At the closing on April 9, 2018, the parties entered into or executed the following agreements and documents:

•	The Company entered into a Registration Rights Agreement with the investors under which the Company has agreed to register for resale the shares of Common Stock issuable upon conversion of the Notes and upon exercise of the Series Q Warrants.

•	The Company entered into separate Note Purchase Agreements (each, an “NPA”) with each investor under which each Investor issued to the Company such Investor’s Investor Note.

•	Each investor issued an Investor Note to the Company under the respective NPA.

•	The Company entered into separate Master Netting Agreements (each, a “Master Netting Agreement”) with each investor for the purpose of clarifying for each party its right to offset obligations that may arise under the Securities Purchase Agreement, the Investor Notes and the Series B Notes upon the occurrence of certain events.

At the closing on April 9, 2018, the Company also issued and sold to the placement agent in the 2018 Note Offering for a sum of $100 a warrant (the “Placement Agent Warrant”) to purchase 730,159 shares of Class A common stock, pursuant to the terms of an Engagement Agreement. The Placement Agent Warrant has substantially the same terms as the Series Q Warrants other than that the Placement Agent Warrant has a cashless exercise right regardless of whether an effective registration statement registering, or a current prospectus being available for, the resale of the shares of Class A common stock underlying the Placement Agent Warrant.

The Company has evaluated events up to the filing date of these interim financial statements and determined that, other than what has been disclosed above, no further subsequent event activity required disclosure. On May 9, 2018 and May 10, 2018, holders of 2018 Notes converted an aggregate principal amount of $338,000 into 268,262 shares of Class A common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a residential and small business commercial solar energy engineering, procurement and construction firm. We offer turnkey services, including design, procurement, permitting, build-out, grid connection, financing referrals and warranty and customer satisfaction activities. Our solar energy systems use high-quality solar photovoltaic modules. We use proven technologies and techniques to help customers achieve meaningful savings by reducing their utility costs. In addition, we help customers lower their reliance upon fossil fuel energy sources. As of September 29, 2017, we are the exclusive domestic and international licensee of the POWERHOUSE™ in-roof solar shingle, an innovative and aesthetically pleasing solar shingle system developed by Dow.

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

In addition to the License, we executed a Trademark License Agreement (the “TLA”), a Technology Service Agreement and a Sales Agreement-Surplus Property (the “Sales Agreement”) with Dow. The execution of the TLA will allow us to market the POWERHOUSE™ 3.0 product using the Dow name. The Sales Agreement identified used manufacturing molds that Dow transferred title to us for a cost of $1.

Under the terms of the License, we will produce, market and sell POWERHOUSE™ 3.0, for which we have agreed to a license fee of $3 million and a running royalty fee equal to 2.5% against net sales of the POWERHOUSE™ product and services, payable quarterly in arrears. Further, we will be responsible for all post-Effective Date costs to obtain UL certification and for the prosecution of all related patents world-wide, which may be offset against the payment of the running royalty fee. The license fee is comprised of two payments. We paid the first $1 million within 10 days of the Effective Date of the License in 2017 in accordance with the TLA. The remaining $2 million is due within 30 days of the Company receiving UL certification of the POWERHOUSE™ 3.0 product. Upon obtaining UL certification, we intend to begin commercialization of POWERHOUSE™ 3.0 entailing the manufacturing, marketing and sale of POWERHOUSE™ 3.0 to roofing companies.

As of March 31, 2018, we have invested approximately $1.2 million that has been capitalized to the POWERHOUSE™ License, an intangible asset on the Consolidated Balance Sheet.

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

The majority of indirect labor costs are fixed, which impacts the gross margin percentage when we consider idle time. For the three months ended March 31, 2018, the suspension of the Rhode Island Renewal Energy Growth Program (the “Rhode Island Program”) resulted in our carrying greater idle time than the same period in 2017, as management elected to keep all of its Rhode Island installation crews during this period having knowledge the Rhode Island Program would be reinstated on April 1, 2018.We anticipate an improvement in our gross margin percentage in future periods from increased revenue from our implementation of our revenue growth strategy.

	March 31, 2018	March 31, 2017
Gross margin % on actual installation time	23%	6%
Gross margin % including idle time	1%	6%

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

The following table summarizes changes to our backlog by segment during the three-month period ended March 31, 2018:

(in thousands)	Residential	Sunetric	Totals
Backlog at December 31, 2017	$10,521	$2,244	$12,765
Bookings from new awards (“Sales”)	7,168	320	7,488
Cancellations and reductions on existing contracts	(3,068)	(791)	(3,859)
Amounts recognized in revenue upon installation	(2,212)	(295)	(2,507)
Backlog at March 31, 2018	12,409	1,478	13,887

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

Critical Accounting Policies and Estimates

There were no material changes to our critical accounting policies or estimates during the three months ended March 31, 2018 from those disclosed in our 2017 10-K. The adoption of ASC 606 related to revenue recognition has not had a material impact on our results of operation, financial condition or cash flows.

Results of Operations

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Contract revenue:

Sale and installation of solar energy systems. Sale and installation of solar energy system revenue decreased $0.9 million, or 24.9%, to $2.5 million during the three months ended March 31, 2018, from $3.4 million during the three months ended March 31, 2017. This is primarily the result of the Rhode Island Program reaching its funding cap earlier than expected in the fourth quarter of 2017 delaying installations during the three months ended March 31, 2018. These projects are projected to be installed in the second quarter of 2018.

Contract expenses:

Installation of solar energy systems. Installation of solar energy system expenses decreased $0.2 million, or 7.8%, to $2.8 million during the three months ended March 31, 2018, from $3 million during the three months ended March 31, 2017, which is attributable to the decrease in installation revenue. The reduction coincides with our reduction in sales and installation of solar energy systems and is mainly due to our not having to purchase panel inventory as a result of our ramp up of inventory in the second half of 2017 related to the Section 201 tariff on imported crystalline silicon photovoltaic cells and modules as previously disclosed in our 2017 quarterly and annual filings.

Customer acquisition. Customer acquisition expense increased $0.2 million during the three months ended March 31, 2018, or 22.3%, to $1.2 million during the three months ended March 31, 2018 from $1 million during the three months ended March 31, 2017. This increase is due to increased hiring in our sales department as well as an increase in marketing spend to obtain sufficient leads for the growing sales organization.

Litigation expense. Litigation expense for the three months ended March 31, 2018 was $0.1 million compared to $0.08 million during the three months ended March 31, 2017. The increase was due to additional legal services provided to us related to the Alpha Capital Anstalt legal proceedings and settlement of the proxy contest. Our legal expenses may increase in subsequent periods. See Note 5, Commitments and Contingencies.

Derivative and other. Derivative and other expenses was a $0.03 million gain for the three months ended March 31, 2018 resulting from a fair market value change in the outstanding warrant liability. In comparison, there was a $0.1 million gain in the three months ended March 31, 2017, primarily resulting from a change in the fair market value of stock issued from the 2016 Notes, offset by a decrease in the derivative liability of the 2016 Notes.

Debt accretion and loss on extinguishment. During the three months ended March 31, 2017, $0.4 million of principal and $0.1 million of accrued interest under the 2016 Notes were converted into 160,185 shares of Class A common stock. As the trading price of our Class A common stock was higher at conversion than the effective conversion price per share to the debt holder, we recorded a loss on extinguishment. No such transaction occurred during the three months ended March 31, 2018 resulting in a decrease of $0.5 million.

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

Liquidity and Capital Resources

We have experienced recurring operating losses and negative cash flow from operations which have necessitated: (i) developing plans to grow revenue to generate positive cash flow and (ii) raising additional capital. No assurances can be given that we will be successful with our plans to grow revenue for profitable operations or, if necessary, raising additional capital. See Note 6. Shareholders Equity, Note 7. Convertible Note and Note 13. Subsequent Events for transactions raising capital during the first quarter of 2018 and 2017.

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

Until we are successful in implementing our plans to increase revenue for profitable operations, we expect to have a cash outflow from operating activities. We expect to obtain UL certification for POWERHOUSE™ 3.0 in 2018 and, if we determine to proceed at that time with the commercialization of POWERHOUSE™, we expect to have cash outflow from operating activities for commercialization of POWERHOUSE™, including the remaining “Initial License” payment of $2 million, prepayments with supply chain manufacturers and working capital as sales of the product commence.

The accompanying consolidated financial statements have been prepared on a basis that assumes we will continue as a going concern and contemplates the continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We have experienced a history of operating losses and have an accumulated deficit of approximately $204.8 million at March 31, 2018. During the three months ended March 31, 2018, we generated a net loss of approximately $4.3 million and we expect that we will continue to generate operating losses until sales are increased and we subsequently recognize an increase in installation revenue. At March 31, 2018, our consolidated cash balance was approximately $0.3 million.

To provide funds to grow our revenue, on March 30, 2018, we entered into the Securities Purchase Agreement for the 2018 Note Offering (as defined and further described in Note 7. Convertible Debt). The 2018 Note Offering may result in gross proceeds of $10.0 million, before placement agent fees and other expenses associated with the transaction. At the closing on April 9, 2018 we received approximately $5 million of the proceeds and Investor Notes (as defined and further described in Note 7. Convertible Debt) in an aggregate amount of $5 million secured by cash and/or securities held in investor accounts. Investors are required to prepay the Investor Notes as they convert their Series B Notes (as defined and further described in Note 7. Convertible Debt) issued in the 2018 Note Offering and, upon satisfaction of Equity Conditions and certain other conditions, upon the occurrence of a specified mandatory prepayment event. The 2018 Notes (as defined and further described in Note 7. Convertible Debt) are convertible into Class A common stock and mature on April 9, 2019. If the 2018 Notes have not been fully converted into shares of Class A common stock at maturity, we would seek to refinance any remaining balance at that time from: (i) negotiations with the holders of the 2018 Notes, (ii) funds obtained in a public or private offering of securities, or (iii) funds received upon common stock warrant exercises after reducing the exercise price of common stock warrants to induce conversion. No assurances can be given that should a balance remain on the 2018 Notes at maturity, we will be successful in meeting the obligation under the 2018 Notes.

We believe that without determining to proceed with the commercialization of POWERHOUSE™ 3.0 we have sufficient capital resources for the ensuing 12 months. If we determine to proceed with commercialization of POWERHOUSE™ 3.0, we will require additional capital which could be met from the Investor Notes. In the event capital from the Investor Notes are not received, we would seek obtaining the capital from other transactions such as a private or public offering of securities, and common stock warrant exercises including reducing the exercise price of common stock warrants to induce conversion. No assurances can be given that should we determine to proceed with commercialization of POWERHOUSE™ 3.0, we will have available to us the additional capital necessary, either from the Investor Notes or an alternative transaction. Other than the uncertainties regarding our ability to obtain additional funding, there are currently no known trends, demands, commitments, events or uncertainties that are likely to materially affect our liquidity.

Cash Flows

The following table summarizes our primary sources (uses) of cash during the periods presented:

	For the Three
	Months Ended March 31,
	2018	2017
Net cash (used in) provided by:
Operating activities - continuing operations	$(2,657)	$(4,030)
Operating activities - discontinued operations	198	(122)
Operating activities	(2,459)	(4,152)
Investing activities	(68)	(250)
Financing activities	1,660	15,539
Net increase (decrease) in cash	$(867)	$11,137

Continuing Operations

Operating activities. Our operating activities used net cash of $2.7 million and $4.0 million during the three months ended March 31, 2018 and 2017, respectively. The change in cash outflows compared to prior year is principally due to timing of vendor payments.

Investing activities. During the three months ended March 31, 2018, we incurred $0.06 million of charges related to our investment in obtaining UL certification for POWERHOUSE™.

Financing activities. Our financing activities provided net cash of $1.7 million and $15.5 million during the three months ended March 31, 2018 and 2017, respectively. Our net cash provided by financing activities during the three months ended March 31, 2018 reflected net proceeds of $1.7 million from exercise of warrants and issuance of common stock and warrants related to the January 2018 offering. Our net cash provided by financing activities during the three months ended March 31, 2017 reflected the net proceeds $0.2 million from the conversion of debt related to the offering of 2016 Notes and net proceeds of $16.0 million from the issuance of common stock and warrants in our February 2017 offerings, offset by repayment of our line-of-credit facility of $0.7 million.

Discontinued Operations

Operating activities. Our operating activities provided net cash of $0.1 million and used $0.1 million during the three months ended March 31, 2018 and 2017, respectively.

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

Risk Factors

We caution that there are risks and uncertainties that could cause our actual results to be materially different from those indicated by forward-looking statements that, from time-to-time, we make in filings with the SEC, news releases, reports, proxy statements, registration statements and other written communications as well as oral forward-looking statements made by our representatives. These risks and uncertainties include, but are not limited to, those risks set forth listed in the section entitled “RISK FACTORS” in our 2017 10-K, which is on file with the SEC. Except for the historical information contained herein, the matters discussed in this analysis are forward-looking statements that involve risk and uncertainties, including, but not limited to, general economic and business conditions, competition, pricing, brand reputation, consumer trends, and other factors which are often beyond our control.

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

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and principal financial officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon their evaluation as of March 31, 2018, they have concluded that those disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, the Company may be involved in legal proceedings that are considered to be in the normal course of business.

On February 16, 2017, Alpha Capital Anstalt, an investor in the Company’s February 6, 2017 public offering of common stock and warrants, filed a lawsuit against Roth Capital Partners, LLC, the Company’s investment banking firm in the offering, and the Company in U.S. District Court for the Southern District of New York. Alpha’s lawsuit alleges that the registration statement for the February 6, 2017 offering contained material misstatements or omissions and that the Company had breached contractual obligations owed to Alpha. Alpha seeks unspecified monetary damages, rescission and other unspecified relief in the lawsuit. The Company disputes Alpha’s allegations and intends to vigorously defend itself in the lawsuit. Under local court rules, the Company filed a letter motion seeking permission to file a motion to dismiss the claims related to the alleged misstatements and omissions in the complaint. On May 12, 2017, Alpha filed an amended complaint removing the securities and fraud-related claims and leaving only breach of contract claims against the Company. Because the Company has been unwilling to entertain settlement discussions, Alpha has recently deposed members of the Company and the Company’s legal team that represented the Company in the offering. The discovery period of the suit has ended and the Company filed a motion for summary judgment. On April 25, 2018, the district court granted the Company’s motion for summary judgment in part, and dismissed a portion of Alpha’s breach of contract claim.  The district court directed the parties to prepare a pretrial order with respect to the remaining portions of the breach of contract claim.  Separately, the district court granted Roth’s motion for summary judgment in its entirety, dismissing Roth from the case. Finally, the district court denied Alpha’s motion for summary judgment in its entirety.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in Item 1A of the Company’s 2017 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As previously reported on April 9, 2018, we issued an aggregate of $10.75 million principal amount and $10 million of funding amount of 2018 Notes. The terms of the 2018 Notes are convertible at any time, at the option of the holders, into shares of our Class A common stock at the lower of a fixed and floating conversion price and mature in 12 months, at which time any outstanding balance plus interest is due. The conversion features and terms of the 2018 Notes are described in our Current Report on Form 8-K filed on April 10, 2018 and these descriptions are incorporated herein by reference.

Item 6.	Exhibits.

Exhibit No.	Description

4.1	Form of Series O Warrant, dated January 4, 2018, issued to the investor party to the Securities Purchase Agreement, dated January 2, 2018 (Incorporated by reference to Exhibit 4.1 to Real Goods Solar’s Current Report on Form 8-K filed January 2, 2018 (Commission File No. 001-34044)).

4.2	Form of Series P Warrant, dated January 4, 2018, issued to the investor party to the Securities Purchase Agreement, dated January 2, 2018 (Incorporated by reference to Exhibit 4.2 to Real Goods Solar’s Current Report on Form 8-K filed January 2, 2018 (Commission File No. 001-34044)).

4.3	Placement Agency Warrant, dated January 4, 2018, issued to Roth Capital Partners, LLC (Incorporated by reference to Exhibit 4.1 to Real Goods Solar’s Current Report on Form 8-K filed January 4, 2018 (Commission File No. 001-34044)).

10.1	Engagement Agreement, dated December 13, 2017, among Real Goods Solar, Inc. and WestPark Capital, Inc. (Incorporated by reference to Exhibit 1.1 to Real Goods Solar’s Current Report on Form 8-K filed January 2, 2018 (Commission File No. 001-34044)).

10.2	Form of Securities Purchase Agreement, dated January 2, 2018, between Real Goods Solar, Inc. and the purchaser party thereto (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed January 2, 2018 (Commission File No. 001-34044)).

10.3	Cooperation Agreement dated January 2, 2018, between Real Goods Solar, Inc. and Iroquois Capital Management LLC, Iroquois Master Fund LTD, Iroquois Capital Investment Group LLC, Richard Abbe and Kimberly Page (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed January 3, 2018 (Commission File No. 001-34044)).

10.4†	Amended and Restated Real Goods Solar, Inc. 2008 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed February 12, 2018 (Commission File No. 001-34044)).

10.5	Securities Purchase Agreement, dated March 30, 2018, among Real Goods Solar, Inc. and the investor parties thereto (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed April 2, 2018 (Commission File No. 001-34044)).

Exhibit No.	Description

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith
**	Furnished herewith
†	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf, by the undersigned, thereunto duly authorized.

Real Goods Solar, Inc.
(Registrant)

Date: May 11, 2018	By:	/s/ Dennis Lacey
Dennis Lacey
Chief Executive Officer and Director
(Authorized Officer)

Date: May 11, 2018	By:	/s/ Alan Fine
Alan Fine
Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: May 11, 2018	By:	/s/ Nicolle Dorsey
Nicolle Dorsey
Principal Accounting Officer and Controller

