Form 10-Q
period 2018-06-30
Real Goods Solar, Inc.
filed 2018-08-14
CIK 1425565

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES   ☐     NO   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 10, 2018
Class A Common Stock ($.0001 par value)	44,713,496

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

Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, without limitation, the following: our history of operating losses; our ability to implement our revenue growth strategy; our ability to achieve profitability; our ability to generate breakeven cash flow to fund our operations; our success in implementing our plans to increase future sales, and installations and revenue; rules, regulations and policies pertaining to electricity pricing and technical interconnection of customer-owned electricity generation such as net energy metering; the continuation and level of government subsidies and incentives for solar energy; existing and new regulations impacting solar installations including electric codes; future shortages in supplies for solar energy systems; our failure to timely or accurately complete financing paperwork on behalf of customers; the adoption and general demand for solar energy; the impact of a drop in the price of conventional energy on demand for solar energy systems; seasonality of customer demand and adverse weather conditions inhibiting our ability to install solar energy systems; changing and updating technologies and the issues presented by these new technologies related to customer demand and our product offering; geographic concentration of revenue from the sale of solar energy systems in Hawaii, California and east coast states; non-compliance with or loss or suspension of licenses required for installation of solar energy systems; loss of key personnel and ability to attract necessary personnel; our failure to accurately predict future warranty claims; adverse outcomes arising from litigation and legal disputes to which we may be subject from time to time; our ability to continue to obtain services and components from suppliers, installers and other vendors; disruption of our supply chain from equipment manufacturers and potential shortages of components for solar energy systems; factors impacting the timely installation of solar energy systems; competition; costs associated with safety and construction risks; continued access to competitive third party financiers to finance customer solar installations; increases in interest rates and tightening credit markets; our ability to successfully and timely commercialize POWERHOUSE™ 3.0; the ability to obtain requisite certification of POWERHOUSE™ 3.0; demand for POWERHOUSE™ 3.0; the adequacy of, and access to, capital necessary to commercialize POWERHOUSE™ 3.0; our ability to satisfy the conditions and our obligations under the POWERHOUSE™ 3.0 license agreement; our ability to manage supply chain in order to have production levels and pricing of the POWERHOUSE™ 3.0 shingles to be competitive; our ability to successfully expand its operations and employees and realize profitable revenue growth from the sale and installation of POWERHOUSE™ 3.0, and to the extent, anticipated; the potential impact of the announcement of our expansion into the POWERHOUSE™ 3.0 business with employees, suppliers, customers and competitors; our ability to successfully and timely expand its POWERHOUSE™ 3.0 business outside of the United States; foreign exchange risks associated with the POWERHOUSE™ 3.0 business; intellectual property infringement claims related to the POWERHOUSE™ 3.0 business; competition in the in-roof solar shingles business; our ability to realize revenue from written reservations for initial POWERHOUSE™ deliveries; our ability to obtain future written reservations for POWERHOUSE™ deliveries; and future cancellations and backlog; our ability to meet customer expectations; risks and liabilities associated with placing employees and technicians in our customers’ homes and businesses; product liability claims; future data security breaches, or our inability to protect personally identifiable information or other information about our customers; failure to comply with the director independence standards of the SEC and the Nasdaq Capital Market; our inability to maintain effective disclosure controls and procedures and internal control over financial reporting; the volatile market price of our Class A common stock; the dilutive effect of the conversion of our outstanding convertible notes and exercise of outstanding warrants or other securities issuances and our ability to obtain additional financing in the future; our ability to receive cash payments under the Investor Notes (as defined below); our ability to pay the balance due at maturity of our convertible notes due April 9, 2019 if the holders thereof do not convert them or are not forced to convert; the dilutive effect of future issuances of stock, options, warrants or other securities and the effect on the market price of our Class A common stock; the low likelihood that we will pay any cash dividends on our Class A common stock for the foreseeable future; compliance with public reporting requirements; anti-takeover provisions in our organizational documents; the terms of some of our outstanding securities and transaction documents entered into in connection with past offerings restrict our ability to enter into certain transactions or obtain financing, and could result in our paying premiums or penalties to the holders of some of our outstanding securities; the disruptive effect and costs associated with threatened or commenced proxy contests; our ability to meet The Nasdaq Capital Market continued listing requirements; and such other factors as discussed throughout Part I, Item 1A, Risk Factors and Part II, Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2017 (“2017 10-K”) and Part I, Item 2, Management’s Discussion and Analysis of Financial Conditions and Results of Operations and Part II, Item 1A, Risk Factors included in our Quarterly Report on Form 10-Q for the period ended March 31, 2018 and this report.

Any forward-looking statement made by us in this report is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise, except as required by applicable law.

  PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

REAL GOODS SOLAR, INC.

Condensed Consolidated Balance Sheets (unaudited)

	June 30,	December 31,
(in thousands, except share and per share data)	2018	2017
ASSETS
Current assets:
Cash	$1,541	$1,170
Accounts receivable, net	1,686	2,393
Inventory, net	1,416	1,950
Deferred costs on uncompleted contracts	605	615
Other current assets	1,105	1,264
Current assets of discontinued operations	1,088	1,242
Total current assets	7,441	8,634
Property and equipment, net	949	1,156
POWERHOUSE™ license	1,218	1,114
Goodwill	-	1,338
Net investment in sales-type leases and other assets	1,404	1,437
Noncurrent assets of discontinued operations	308	579
Total assets	$11,320	$14,258
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Derivative liabilities	$74	$-
Convertible debt, net of deferred cost	290	1
Accounts payable	1,302	1,387
Accrued liabilities	1,452	1,441
Deferred revenue and other current liabilities	1,233	1,392
Current liabilities of discontinued operations	790	721
Total current liabilities	5,141	4,942
Other liabilities	1,027	2,329
Common stock warrant liabilities	4,548	76
Non-current liabilities of discontinued operations	727	745
Total liabilities	11,443	8,092
Commitments and contingencies (Note 5)
Shareholders’ equity:
Preferred stock, par value $.0001 per share; 50,000,000 shares authorized; no shares issued and outstanding	-	-
Class A common stock, par value $.0001 per share; 150,000,000 shares authorized; 15,661,398 and 8,151,845 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	9	8
Class B common stock, par value $.0001 per share; 50,000,000 shares authorized; no shares issued and outstanding	-	-
Additional paid-in capital	212,446	205,830
Proxy contest consideration	-	810
Accumulated deficit	(212,578)	(200,482)
Total shareholders’ (deficit) equity	(123)	6,166
Total liabilities and shareholders’ equity	$11,320	$14,258

See accompanying notes.

REAL GOODS SOLAR, INC.

Condensed Consolidated Statements of Operations (unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share data)	2018	2017	2018	2017
Contract revenue:
Sale and installation of solar energy systems	$3,420	$2,708	$5,941	$6,070
Service	196	277	484	568
Leasing, net	14	12	29	25
Contract expenses:
Installation of solar energy systems	3,002	2,668	5,841	5,744
Service	340	491	732	809
Customer acquisition	793	1,329	1,981	2,251
Contract loss	(505)	(1,491)	(2,100)	(2,141)
Operating expense	2,250	2,461	4,881	5,432
Goodwill impairment	1,338	-	1,338	-
Litigation	44	55	161	135
Operating loss	(4,137)	(4,007)	(8,480)	(7,708)
Change in fair value of derivative liabilities and loss on debt extinguishment	(3,073)	21	(3,046)	(465)
Amortization of debt discount & deferred loan costs	(1,435)	-	(1,435)	-
Other (income) expense	950	(11)	954	97
Loss from continuing operations, net of tax	(7,695)	(3,997)	(12,007)	(8,076)
(Loss) Income from discontinued operations, net of tax	(67)	(33)	(89)	12
Net loss	$(7,762)	$(4,030)	$(12,096)	$(8,064)
Net loss per share – basic and diluted:
From continuing operations	(0.72)	(0.53)	(1.15)	(1.32)
From discontinued operations	(0.01)	-	(0.01)	-
Net loss per share – basic and diluted	$(0.73)	$(0.53)	$(1.16)	$(1.32)
Weighted-average shares outstanding:
Basic and Diluted	10,757	7,481	10,485	6,102

See accompanying notes.

REAL GOODS SOLAR, INC.

Condensed Consolidated Statement of Changes in Shareholders’ Equity (unaudited)

					Total
	Class A Common Stock		Additional	Accumulated	Shareholders’
(in thousands, except share data)	Shares	Amount	Paid - in Capital	Deficit	Equity (Deficit)
Balance, January 1, 2018	8,151,845	$8	$206,640	$(200,482)	$6,166
Proceeds from January 2018 Offering of common stock issuance and warrant exercises, net of costs	1,600,000	-	1,524	-	1,524
Conversion of 2018 Notes, net of costs	5,109,553	1	3,821	-	3,822
Proceeds from warrant exercises related to 2018 Note Offering	200,000	-	373	-	373
Share-based compensation	-	-	88	-	88
Common stock issued to settle proxy contest	600,000	-	-	-	-
Net loss	-	-	-	(12,096)	(12,096)
Balance, June 30, 2018	15,661,398	$9	$212,446	$(212,578)	$(123)

See accompanying notes.

REAL GOODS SOLAR, INC.

Condensed Consolidated Statements of Cash Flows (unaudited)

	For the Six Months Ended June 30,
(in thousands except share data)	2018	2017
Operating activities:
Net loss	$(12,096)	$(8,064)
(Loss) Income from discontinued operations	(89)	12
Loss from continuing operations	(12,007)	(8,076)
Adjustments to reconcile net loss to net cash used in operating activities - continuing operations:
Depreciation	211	201
Share based compensation expense	88	226
Goodwill impairment	1,338
Change in fair value of derivative liabilities and loss on debt extinguishment	3,046	357
Loss on sale of assets	-	13
Bad debt expense	117	23
Inventory obsolescence	(31)	193
Amortization of debt discount & deferred loan cost	1,435	-
Gain on settlement of liability	(942)	-
Changes in operating assets and liabilities:
Accounts receivable, net	702	989
Costs in excess of billings on uncompleted contracts	(12)	8
Inventory	575	124
Deferred costs on uncompleted contracts	10	84
Net investment in sales-type leases and other current assets	(82)	(169)
Other non-current assets	33	(689)
Accounts payable	(181)	(1,472)
Accrued liabilities	11	185
Billings in excess of costs on uncompleted contracts	-	(107)
Deferred revenue and other current liabilities	(159)	(218)
Other liabilities	(367)	2
Net cash used in operating activities - continuing operations	(6,215)	(8,326)
Net cash provided by (used in) operating activities - discontinued operations	377	(38)
Net cash used in operating activities	(5,838)	(8,364)
Investing activities:
Payments related to POWERHOUSE™ license	(104)	-
Purchases of property and equipment	(4)	(372)
Proceeds from sale of property and equipment	-	2
Net cash used in investing activities	(108)	(370)
Financing activities:
Proceeds from warrant exercises, net of costs	120	-
Restricted cash released upon conversion of debt	-	173
Proceeds from issuance of 2018 Notes	4,545	-
Proceeds from prepayment of warrants, net of costs	822	-
Proceeds from the issuance of common stock, net of costs	830	16,029
Principal payments on revolving line of credit	-	(663)
Net cash provided by financing activities	6,317	15,539
Net increase in cash	371	6,805
Cash at beginning of period	1,170	2,940
Cash at end of period	$1,541	$9,745

Non-cash items
Convertible notes interest paid with common stock	-	125
Debt discount arising from 2018 Note Offering	10,088	-
Embedded derivative liability with 2018 Note Offering	7,079	-
Common stock warrant liability with 2018 Note Offering	6,818	-
Issuance of Class A common stock for conversion of 2018 Notes, net of costs	3,822	-
Issuance of Class A common stock for exercise of common stock warrants	262	-
Accrued closing costs on the 2018 Notes	214	-

See accompanying notes.

Notes to Condensed Consolidated Financial Statements

1. Organization, Nature of Operations, and Principles of Consolidation

Real Goods Solar, Inc. (the “Company” or “RGS”) is a residential and small business commercial solar energy engineering, procurement, and construction firm.

These consolidated financial statements have been prepared on the going concern basis, which presumes the realization of assets and the settlement of liabilities in the normal course of operations. The application of the going concern basis is dependent upon the Company achieving profitable operations to generate sufficient cash flows to fund continued operations, or, in the absence of adequate cash flows from operations, obtaining additional financing. The Company has reported losses from operations for the three months and six months ended June 30, 2018 and 2017 and has an accumulated deficit of $213 million at June 30, 2018. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company is the licensee of POWERHOUSE™, an in-roof solar shingle using technology developed by the Dow Chemical Company that it believes will improve results of operations and generate cash flow. The Company anticipates receiving UL approval during October 2018 to manufacture and sell the shingles. To commercialize POWERHOUSE™, the Company has raised approximately $10 million since July 1, 2018.

Principles of Consolidation

We have prepared our unaudited interim condensed consolidated financial statements included herein pursuant to the rules and regulations of the SEC. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to these rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In our opinion, the unaudited interim financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly, in all material respects, our condensed consolidated financial position as of June 30, 2018, the interim results of operations for the three months and six months ended June 30, 2018 and 2017, and cash flows for the six months ended June 30, 2018 and 2017. These interim statements have not been audited. The balance sheet as of December 31, 2017 was derived from our audited consolidated financial statements included in our 2017 10-K. The interim condensed consolidated financial statements contained herein should be read in conjunction with our audited financial statements, including the notes thereto, for the year ended December 31, 2017.

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

Liquidity and Financial Resources Update

The Company has experienced recurring operating losses and negative cash flow from operations which have necessitated: (i) developing plans to grow revenue to generate positive cash flow and (ii) raising additional capital. No assurances can be given that the Company will be successful with its plans to grow revenue for profitable operations or, if necessary, raise additional capital. See Note 6. Shareholders’ Equity and Note 7. Convertible Debt for transactions raising capital during the first half of 2018.

The Company’s plans to grow revenue are:

•	Manufacture and sell solar shingles under the POWERHOUSE™ license. The Company anticipates obtaining UL certification for POWERHOUSE™ 3.0 during October 2018, a prerequisite for commercialization of the product. Upon achieving UL certification, the Company plans to manufacture, market and sell POWERHOUSE™ 3.0 to roofing companies and new home builders. In anticipation of receiving UL certification, the Company continues to receive written reservations;

•	Leverage the POWERHOUSE™ brand to generate leads and revenue for the Residential and Sunetric segments.

Until the Company is successful in implementing its plans to increase revenue for profitable operations, the Company expects to have a cash outflow from operating activities. The Company expects to obtain UL certification for POWERHOUSE™ 3.0 in October 2018 and proceed with the commercialization of POWERHOUSE™ 3.0. The Company initially expects to have cash outflow from operating activities for commercialization of POWERHOUSE™ 3.0 and prepayments with supply chain manufacturers as sales of the product commence. Additionally, the Company will be required to make the remaining “Initial License” payment of $2 million, which will be recorded as a cash outflow in investing activities.

To provide funds to commercialize POWERHOUSE™ 3.0, on March 30, 2018, the Company entered into the Securities Purchase Agreement for the 2018 Note Offering (as defined and further discussed in Note 7. Convertible Debt). Cash proceeds received by the Company including hypothetical cash receipts related specifically to the 2018 Note Offering are summarized below:

	Cash	Principal and Additional Amount	Common Stock Warrants
At closing of the offering on April 9, 2018	$5,000,000	$11,500,000	9,857,143
Conversions of notes to Class A common stock	-	(6,438,000)	-
Exercises of common stock warrants	112,000	-	(200,000)
Placement Agent Fees	(454,197)	-	-
As of June 30, 2018	4,657,803	5,062,000	9,657,143
Activity during the period July 1 to August 10, 2018
Additional amounts arising from Shareholder approval reset	-	25,577,431	-
Exercises of common stock warrants	8,166,667	-	(7,191,667)
Conversions of 2018 Notes (Note 7) to Class A common stock	1,672,956	(16,039,109)	-
Placement Agent Fees	(117,107)	-	-
As of August 10, 2018	14,380,319	14,600,322	2,465,476

Expected future activity:
Common stock warrants	-	-	(1,735,317)
Placement Agent common stock warrants	-	-	(730,159)
Funding of remaining balance on Investor Notes	3,327,044	(3,327,044)	-
Conversions of 2018 Notes to Class A common stock	-	(11,273,278)	-
Placement Agent Fees	(232,893)	-	-
Expected net cash from 2018 Convertible Note Offering	$17,474,470	$-	-

The expected activity above reflects:

* The Company receiving cash of $3.3 million from the Investor Notes (Note 7).

* The noteholders converting shares represented by Additional Amount (Note 7) into Class A common stock at the reset price of $0.3223

The Company has access to hypothetical cash from exercise of other common stock warrants. The hypothetical maximum cash from exercise of other common stock warrants is the mathematical result of the number of warrant shares times the respective exercise price per share. The hypothetical results are premised upon an increase in the future trading value of the company’s common stock resulting in the exercise of common stock warrants. It further assumes all investors elect cash exercises (not cashless exercises) and warrant exercise prices are not reduced or reset to a lower amount. The majority of common stock warrants have exercise prices at or below $3.10 per share and could result in cash receipts of approximately $19 million. No assurances can be given that the investors will exercise their remaining common stock warrants.

The Company believes it has arranged for the capital to commercialize POWERHOUSE™ 3.0. No assurances can be given that the Company will successfully commercialize POWERHOUSE™ 3.0.

2. Significant Accounting Policies

The Company made no changes to its significant accounting policies during the six months ended June 30, 2018 with the exception of the adoption of ASC 606 as discussed in Note 3. Revenue and recognition of derivative liabilities and warrant liabilities related to the 2018 Note Offering as discussed in Note 7. Convertible Debt.

Common Stock Warrants

The Company accounts for common stock warrants in accordance with applicable accounting guidance provided in Financial Accounting Standards Board (“FASB”) ASC 480, Liabilities – Distinguishing Liabilities from Equity, as either liabilities or as equity instruments depending on the specific terms of the warrant agreement. Certain of the Company’s warrants are accounted for as liabilities due to provisions either allowing the warrant holder to request redemption, at the intrinsic value of the warrant, upon a change of control, event of default or failure to deliver shares. The Company classifies these warrant liabilities with maturities of five years on the Condensed Consolidated Balance Sheet as long-term liabilities. They are revalued at each balance sheet date after their initial issuance with changes in the value recorded in earnings. The Company used a Monte Carlo pricing model to value these warrant liabilities.

Derivatives

The 2018 Notes contain conversion features which have been accounted for in accordance with FASB ASC 815, Derivatives and Hedging. The conversion options are embedded within the 2018 Notes but have been separated as (i) their economic characteristics and risks do not clearly and closely relate to the 2018 Notes (ii) the 2018 Notes are not remeasured at fair value and (iii) a separate instrument with the same terms as the conversion options would be considered a derivative. Additionally, the conversion options meet all the criteria of a derivative in that they have an underlying (conversion price) and notional amount (potential shares), the conversion options do not require an initial net investment and the conversion options provide for net settlement. The conversion options have been initially measured at fair value and are revalued at each balance sheet date after their initial issuance with changes in the value recorded in earnings. The Company used a Lattice pricing model to value these derivative liabilities. The Lattice pricing model, which is based, in part, upon unobservable inputs for which there is little or no market data, requires the Company to develop its own assumptions. The Company classifies these derivative liabilities with maturities of one year on the Condensed Consolidated Balance Sheet as short-term liabilities. When the conversion option has been exercised, for accounting purposes both liabilities (i.e., the debt host and the separated derivative liability) will be subject to extinguishment accounting. As such, a gain or loss upon extinguishment of the two liabilities equal to the difference between the recorded value of the liabilities and the fair value of the consideration issued to extinguish them will be recorded.

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

Recently Issued Accounting Standards

ASU 2018-11

In July 2018, FASB issued Accounting Standards Update No. 2018-11 (“ASU 2018-11”), Leases (Topic 842): Targeted Improvements. The amendments in this Update provide entities with an additional (and optional) transition method to adopt the new leases standard. Additionally, the amendments in this Update provide lessors with a practical expedient, by class of underlying asset, to not separate nonlease components from the associated lease component and, instead, to account for those components as a single component if the nonlease components otherwise would be accounted for under the new revenue guidance (Topic 606). The Company will assess the impact of ASU 2018-11in preparation for the adoption of ASU 2016-02.

ASU 2018-10

In July 2018, FASB issued Accounting Standards Update No. 2018-10 (“ASU 2018-10”), Codification Improvements to Topic 842, Leases. The amendments in this update narrow aspects of the guidance issued in the amendments in Update 2016-02. The Company has previously disclosed that upon adoption of ASU 2016-02, right-of-use assets and lease liabilities will be recognized on the balance sheet in amounts that will be material. The Company will assess the impact of ASU 2018-10 in preparation for the adoption of ASU 2016-02.

ASU 2018-07

In June 2018, FASB issued Accounting Standards Update No. 2018-07 (“ASU 2018-07”), Compensation – Stock Compensation (Topic 718) – Improvement to Nonemployee Share-Based Payment Accounting. The amendments in this Update expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. Nonemployee share-based payment awards within the scope of Topic 718 are measured at grant-date fair value of the equity instruments that an entity is obligated to issue when the good has been delivered or the service has been rendered. The definition of the term grant date is amended to generally state the date at which a grantor and a grantee reach a mutual understanding of the key terms and conditions. Consistent with the accounting for employee share-based payment awards, an entity will consider the probability of satisfying performance conditions when nonemployee share-based payment awards contain such conditions. Generally, the classification of equity-classified nonemployee share-based payment awards will continue to be subject to the requirements of Topic 718 unless modified after the good has been delivered, the service has been rendered, any other conditions necessary to earn the right to benefit from the instruments have been satisfied, and the nonemployee is no longer providing goods or services. This eliminates the requirement to reassess classification of such awards upon vesting. This amendment is effective for public entities for fiscal years beginning after December 15, 2018 including interim periods within that fiscal year. The Company will assess the impact of ASU 2018-07 on any nonemployee share-based payments entered in the future.

ASU 2018-05

On March 13, 2018, the FASB issued Accounting Standards Update No. 2018-05 (“ASU 2018-05”), Income Taxes (Topic 740) – Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, which was issued to state the income tax accounting implications of the Tax Cuts and Jobs Act (“TCJA”). The guidance clarifies the measurement period timeframe, changes in subsequent reporting periods and reporting requirements as a result of the TCJA. The measurement period begins in the period that includes the TCJA’s enactment date which was December 22, 2017 and as a result the Company has reflected the impact of this ASU on the tax provision and deferred tax calculation as of December 31, 2017.

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

ASU 2016-09

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC 718 and includes provisions intended to simplify various provisions related to how share-based payments are accounted for and presented in the financial statements. ASU 2016-09 eliminates the previous requirement to gross up the statement of cash flows between financing and operating to reflect the impact of windfall tax benefits has been eliminated. Instead, all tax related cash flows resulting from share-based payments will be reported as operating activities in the statement of cash flows. Additionally, the previous practice of classifying cash outflows related to an employee’s minimum statutory tax withholding as operating is no longer available. Instead, all such payments should be classified as financing. ASU 2016-09 is effective for public business entities for annual reporting periods beginning after December 15, 2016, and interim periods within those reporting periods. Due to the 2018 Incentive Plan (defined in Note 8. Share-Based Compensation), this guidance is effective for the current period however, there is no impact to the statement of cash flows.

ASU 2016-02

On February 25, 2016, the FASB issued Accounting Standards Update No. 2016-02 (“ASU 2016-02”), Leases (Topic 842),which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods therein. The Company currently expects that upon adoption of ASU 2016-02, right-of-use assets and lease liabilities will be recognized on the balance sheet in amounts that will be material.

3. Revenue

Effective January 1, 2018, the Company has adopted “ASC 606 – Revenue From Contracts with Customers” related to revenue recognition. Under the standard, revenue is recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services using a five-step model to achieve that principle. In addition, the standard requires disclosures to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The Company has elected to adopt the modified retrospective method for transitioning this accounting standard which requires that the cumulative effect of applying the revenue standard to existing contracts be recorded as an adjustment to retained earnings. Per our analysis performed as of the prior year ended December 31, 2017 no adjustments were required. For the six months ended June 30, 2018, the adoption of ASC 606 has resulted in the following changes in significant accounting policies:

Deferred Revenue

When we receive consideration, or such consideration is unconditionally due, from a customer prior to transferring goods or services to the customer under the terms of a sales contract, we record deferred revenue, which represents a contract liability. We recognize deferred revenue as net sales after we have satisfied our performance obligations to the customer and all revenue recognition criteria are met.

Revenue Recognition – Installation of photovoltaic modules (“PV”) solar systems

We generally recognize revenue for installation of PV solar systems at a point in time (“performance obligation”) following the transfer of control to the customer which typically occurs when installers have completed an installation of the PV solar system. Although ASC 606 is generally applied to a single contract with a customer, a portfolio approach may be acceptable if an entity reasonably expects that the effect of applying a portfolio approach to a group of contracts or group of performance obligations would not differ materially from considering each contract or performance obligation separately. The Company uses standard contract templates to initiate sales with customers which may vary based on customer type. As such, applying the portfolio approach to each type of customer contract would not differ materially from considering each contract on a standalone basis. The Company has used the portfolio approach in their analysis and determined that each project started during the six months ended June 30, 2018 contains one performance obligation.

Each project’s transaction price is included within the contract and although there is only one performance obligation, certain complexities could exist which impact the transaction price. Specific to solarized programs, wherein the Company has a scalable price per watt to the homeowner based on the number of participating homes in the community, the Company may credit homeowners of previously executed contract. Any credits to homeowners on previously executed contracts are treated as adjustments to the transaction price via change order forms. For solarized program incentives, the Company uses the “most likely amount” method in determining any adjustments to the transaction price due to certainty of the credit amount prior to completion of the project. The Company has also considered financing components on projects started during the six months ended June 30, 2018 and elected the use of a practical expedient where an entity need not adjust the promised amount of consideration for the effects of a significant financing component if the entity expects, at contract inception, that the period between when the entity transfers a promised service to the customer and when the customer pays for that good or service will be one year or less. All receivables from projects entered into during the current quarter are expected to be received within one year from project completion and no adjustments to the transactions prices were made.

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

The Company may enter into contracts/projects in which control of the PV solar systems transfers to the customer over time. As of June 30, 2018, only one contract satisfied the requirement of control transferring over time.

Since control transfers over time, revenue is recognized based on the extent of progress towards the completion of the performance obligation. The method utilized by the Company to measure the progress towards completion requires judgment and is based on the products and services provided. The Company utilizes the input method to measure the progress of our contracts because it best depicts the transfer of assets to the customer which incurs as materials are consumed by the project. The input method measures the progress towards completion based on the ratio of costs incurred to date (“actual cost”) to the total estimated costs (“budget”) at completion of performance obligation. Revenues, including estimated fees, are recorded proportionally as costs are incurred. Costs to fulfill include materials, labor and/or subcontractors’ costs, and other direct costs. Indirect costs and costs to procure the panels, inverters, and other system miscellaneous costs needed to satisfy the performance obligation are excluded since the customer does not gain control of those items until delivered to the site. Including the costs of those items would overstate the extent of our performance.

If a contract is separated into multiple performance obligations, the Company allocates the total transaction price to each performance obligation based on a budget vs actual ratio at each performance obligation. The Company does not sell contracts that have multiple performance obligations as PV systems are not functionable until completely installed. More frequently, the Company sells a customized customer specific solution, which use the expected cost plus a profit margin to calculate the selling price at each performance obligation.

Revenue Recognition – Operations & Maintenance

We generally recognize revenue for standard, recurring commercial operations and maintenance services over time as customers receive and consume the benefits of such services, which typically include corrective maintenance, data hosting or energy/deck monitoring services for a period. These services are treated as stand-ready performance obligations and satisfied evenly over the length of the agreement, so the Company has elected a time-based method to measure progress and recorded revenue using a straight-line method.

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

Adoption of the standards related to revenue recognition had no impact to cash from or used in operating, financing, or investing on our consolidated cash flows statements. Refer to Note 12. Segment Information for further information, including revenue by segment.

4. Property and Equipment

Property and equipment, stated at lower of cost or estimated fair value, consists of the following as of June 30 and December 31, respectively:

(in thousands)	2018	2017
Buildings and leasehold improvements	441	441
Furniture, fixtures and equipment	1,811	1,811
Software	2,135	2,135
Vehicles and machinery	1,019	1,044
Total property and equipment	5,406	5,431
Accumulated depreciation and amortization	(4,457)	(4,275)
Total property and equipment, net	$949	$1,156

5. Commitments and Contingencies

The Company leases office and warehouse space through operating leases. Some of the leases have renewal clauses, which range from one month to five years.

The Company leases vehicles for certain field personnel through operating leases. Leases range up to four years with varying termination dates through 2021.

The following schedule represents the annual future minimum payments of all leases as of June 30, 2018:

Future Minimum
(in thousands)	Lease Payments
2018	$452
2019	853
2020	505
2021	439
2022 and thereafter	112
Total future minimum lease payments	$2,361

The Company incurred office and warehouse rent expense of $0.2 million and automobile lease expense of $0.06 million for the three months ended June 30, 2018 and $0.3 million and $0.1 million for the six months ended June 30, 2018.

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

In August 2018, the Company resolved a dispute with a customer of the former Commercial segment wherein the customer alleged that the Company had not completed agreed-upon remedial work to remedy alleged deficiencies. To avoid the costs of arbitration, obtain a release of the funds held in escrow related to this matter, and receive a release of all future obligation or liability, whether based on warranty, contract, or otherwise, the Company agreed to a complete settlement with all parties and increased its liability for this matter by approximately $0.1 million during the first quarter of 2018.

On June 29, 2015, the Company received a subpoena from the U.S. Securities and Exchange Commission requesting the production of documents, records and information related to the July 2014 Offering (the “Subpoena”). The Company had incurred significant legal expenses related to the Subpoena for which it requested coverage from RGS’s Directors’ & Officers’ liability insurance provider. Initially coverage had been denied but the provider paid $1.5 million of legal expense while reserving its right to be reimbursed by the Company. Accordingly, the $1.5 million paid by the insurance provider was accrued for as a long-term liability until a settlement could be reached. On June 30, 2018 the Company and the insurance provider agreed upon a settlement proposal whereby the Company will pay the insurance provider $0.6 million in monthly installments of $25,000 per month beginning September 2018 up to a maximum of $0.6 in full settlement of the obligation. The defeasance of the obligation has been recorded as other income in the accompanying Condensed Consolidated Statement of Operation with the remaining balance split between current and noncurrent liabilities in the accompanying Condensed Consolidated Balance Sheet.

6. Shareholders’ Equity

January 2018 Offering

On January 4, 2018, the Company closed a registered offering and concurrent private placement (“January 2018 Offering”) with one institutional and accredited investor in which the Company issued and sold to the Investor (i) 800,000 shares of Class A common stock, (ii) a prepaid Series P Warrant to purchase 800,000 shares of Class A common stock, and (iii) a Series O Warrant to purchase 1,600,000 shares of Class A common stock pursuant to the terms of the Securities Purchase Agreement, dated as of January 2, 2018, between the Company and the investor. The investor paid $1.15 per share of Class A common stock and $1.14 per share of Class A common stock underlying the Series P Warrant for aggregate gross proceeds of approximately $1.8 million. The Company received net proceeds of approximately $1.5 million at the closing.

The Series O Warrant is exercisable at any time starting six months after issuance and will remain exercisable for a period of five years thereafter at an initial exercise price of $1.47 per share, subject to adjustments for stock splits and similar events. The Series P Warrant is exercisable immediately after issuance and for a period of five years thereafter at an initial exercise price of $1.15 per share, of which $1.14 was paid at the closing with $0.01 per share payable upon exercise. On January 4, 2018, the investor paid $0.01 per share of Class A common stock to exercise the Series P Warrant.

2018 Convertible Note Offering

In connection with the issuance of the 2018 Note Offering, described in Note 7. Convertible Debt, the Company issued $10.75 million in principal and original issue discount of the 2018 Notes and Series Q Warrants exercisable into 9,126,984 shares of Class A common stock. At the closing of that transaction, the Company also sold warrants to the Placement Agents to purchase 730,159 shares of Class A common stock. During the three months ended June 30, 2018, $6.4 million of the 2018 Notes were converted and 0.2 million of the Series Q Warrants were exercised.

Option Exercises, 2018 Convertible Note Conversions and Warrant Exercises

During the three and six months ended June 30, 2018 and 2017, the Company issued stock options as further discussed in Note 8. Share Based Compensation however, none of these options were exercised during the period. During the six months ended June 30, 2018, the Company issued 800,000 shares of its Class A common stock upon the exercise of prepaid Series P warrants attributable to the January 2018 Offering and 5,309,553 shares upon the conversion of the 2018 Notes and exercise of Series Q Warrants.

At June 30, 2018, the Company had the following shares of Class A common stock reserved for future issuance:

Stock options and grants outstanding under incentive plans	1,120,145
Common stock warrants outstanding - derivative liability	550
Common stock warrants outstanding - non- derivative liability	9,657,143
Common stock warrants outstanding - equity security	7,538,846
2018 Notes outstanding - derivative liability	11,130,417
Total shares reserved for future issuance	29,447,101

7. Convertible Debt

2018 Convertible Note Offering

On March 30, 2018, the Company entered into a Securities Purchase Agreement with two unaffiliated institutional and accredited investors for a private placement (the "2018 Note Offering") of up to $10.75 million in principal amount and $10 million funding amount (reflecting $0.75 million of original issue discount) of Senior Convertible Notes (the "2018 Notes"), and Series Q Warrants (the “Series Q Warrants”) to purchase 9,126,984 shares of Class A Common Stock. On April 9, 2018, the Company closed the 2018 Note Offering. At the closing on April 9, 2018, the Company received $5 million of the gross proceeds and two secured promissory notes from each investor, in a combined aggregate amount of $5 million (each, an “Investor Note”), secured by cash and/or securities held in investor accounts. The Securities Purchase Agreement required the Company to hold a shareholders’ meeting before June 30, 2018 to seek approval of the issuance of shares of Class A Common Stock upon conversion of the 2018 Notes and exercise of the Series Q Warrants at conversion and exercise prices below the market price of its Class A common stock at the time of entering into the Securities Purchase Agreement, in compliance with Nasdaq Marketplace Rules. On June 21, 2018 the Company held its 2018 annual shareholder meeting at which time the shareholders approved the 2018 Note Offering and thereby initiating a reset period which enabled the note holders to earn additional amounts, effectively a make-whole for amounts previously converted. As a result of the shareholder approval, the conversion price of the 2018 Notes and the exercise price of the Series Q Warrants were reset to $0.3223 on July 9, 2018.

Activity with respect to the 2018 Note Offering is presented below:

	Cash	Principal and Additional Amount	Common Stock Warrants
At closing of the offering on April 9, 2018	$5,000,000	$11,500,000	9,857,143
Conversions of notes to Class A common stock	-	(6,438,000)	-
Exercises of common stock warrants	112,000	-	(200,000)
Placement Agent Fees	(454,197)	-	-
As of June 30, 2018	4,657,803	5,062,000	9,657,143
Activity during the period July 1 to August 10, 2018
Additional amounts arising from Shareholder approval reset	-	25,577,431	-
Exercises of common stock warrants	8,166,667	-	(7,191,667)
Conversions of 2018 Notes (Note 7) to Class A common stock	1,672,956	(16,039,109)	-
Placement Agent Fees	(117,107)	-	-
As of August 10, 2018	14,380,319	14,600,322	2,465,476

The 2018 Notes are convertible at any time, at the option of the holder, into shares of Class A common stock at a conversion price. The initial fixed conversion price was $1.26 per share (which was above the closing bid price of our Class A common stock immediately before executing the Securities Purchase Agreement; the conversion price was increased from $1.2405 to $1.26 in the Amendments) and the initial exercise price of the Series Q Warrants was $1.12, subject to reduction under certain circumstances as well as adjustment for stock splits, stock dividends and similar events. The Company will not be required to amortize the 2018 Notes. All amounts owed under the 2018 Notes not previously converted into shares of Class A common stock will mature and come due on April 9, 2019. As discussed above, the conversion price of the 2018 Notes and the exercise price of the Series Q Warrants were reset to $0.3223 on July 9, 2018.

The 2018 Notes contain negative and affirmative covenants, including a requirement that the Company on a quarterly basis has available cash of at least $0.75 million.

At the closing of the 2018 Note Offering, the Company entered into a Registration Rights Agreement with the purchaser of the 2018 Notes under which it is required to file an initial registration statement with the SEC covering the resale of the shares of Class A common stock issuable pursuant to the 2018 Notes and the Series Q Warrants and to use the Company’s reasonable best efforts to have that initial registration statement declared effective within specified deadlines. The Company will be subject to certain monetary penalties, as set forth in the Registration Rights Agreement, if it fails to meet specified filing deadlines, effectiveness deadlines, maintenance requirements, and/or current public information requirements under the Registration Rights Agreement. The Company filed the required registration statement with the SEC on April 27, 2018, and the SEC declared the registration statement effective on May 4, 2018. As a result of the conversion price and exercise price reset, and in accordance with the provisions of the 2018 Note offering, the Company expects to file a Form S-3 Registration Statement with the SEC to register additional shares of the Company’s Class A common stock covering future conversions.

The Company determined that based on the terms set forth in the 2018 Notes, the 2018 Notes contained embedded derivatives namely the conversion options. These conversion options were incorporated into the Notes to incentivize the Holders to provide the company with short term funding for POWERHOUSE™. The embedded derivatives do not meet the criteria for equity classification and have been recorded at their fair value on the Condensed Consolidated Balance Sheets as a short-term liability due to the 2018 Notes maturing in one year. Any changes in the fair value of the conversion options have been recorded as a gain or loss directly on the Condensed Consolidated Statement of Operations. See Note 9. Fair Value Measurements for information about the techniques we use to measure the fair value of our derivative instruments.

The following tables present the fair values of derivative instruments included in our consolidated balance sheets as of June 30, 2018 and 2017 (in thousands):

Fair Value of Derivative Instruments
	Liability Derivatives
	2018		2017
Balance at June 30, 2018 (in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
2018 Notes Conversion Options	Current Liabilities	$74	N/a	$-

The Effect of Derivative Instrument on the Statement of Operations

for the Six Months Ended June 30, 2018 and 2017

Derivatives not designated	Location of Loss Recognized	Amount of Loss Recognized in Statement of Operations
as hedging instruments	in Statement of Operations	2018	2017
2018 Notes Conversion Options
	Change in fair value of derivative liabilities and loss on debt extinguishment	$(5,242)	$-
	Amortization of debt discount & deferred loan costs	(1,435)	-
		$(6,677)	$-

In addition to the derivative liabilities, the Company accounts for the Series Q warrants in accordance with ASC 480. The Series Q Warrants are accounted for as liabilities due to provisions allowing the warrant holder to request redemption, upon a change of control, failure to timely deliver shares of Class A common stock upon exercise or default. The Company classifies these warrant liabilities on the Condensed Consolidated Balance Sheet as long-term liabilities, which are revalued at each balance sheet date subsequent to their initial issuance. The Company used a Monte Carlo pricing model to value these warrant liabilities. The Monte Carlo pricing model, which is based, in part, upon unobservable inputs for which there is little or no market data, requires the Company to develop its own assumptions. See Note 9. Fair Value Measurements for information about the techniques we use to measure the fair value of our Series Q Warrants.

8. Share-Based Compensation

On June 21, 2018, the shareholders approved the Real Goods Solar 2018 Long-Term Incentive Plan (“2018 Incentive Plan”) which allows the Company to issue up to 1,300,000 Class A Common Stock shares. Employees or individuals who perform services for the Company are eligible to participate in the 2018 Incentive Plan, which terminates upon the earlier of a board resolution terminating the 2018 Incentive Plan or ten years after the effective date of June 21, 2018 (“Effective Date”). All outstanding options are non-qualified and are generally granted with an exercise price equal to the closing market price of the Company’s stock on the date of the grant. Under the 2018 Incentive Plan, the Company granted non-qualified stock options (“2018 Options”) with an explicit requisite service period of 2.78 years and a maximum contractual term of seven years from the Effective Date. On the last day of each calendar quarter occurring after the Effective Date, the 2018 Options will vest at 8.3% contingent on continuous employment. The 2018 Options are classified as equity and measured using the “fair-value-based method” with share-based compensation expense recognized in the income statement on a straight-line basis over the requisite service for the entire award. The Company uses a Black-Scholes pricing model to estimate the value of the 2018 Options as of the effective date and will account for forfeitures when they occur.

The table below presents a summary of the Company’s option activity as of June 30, 2018 and changes during the quarter then ended:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Shares	Price	(Yrs)	Value
Outstanding at January 1, 2017	185	$15,736.67	3.30	$-
Granted	-	-
Exercised	-	-
Forfeited or expired	(36)	4,990.00
Outstanding at December 31, 2017	149	$18,452.38	2.60	$-
Exercisable at December 31, 2017	141	$19,418.30	2.80	$-
Granted	1,120,000	1.08
Exercised	-	-
Forfeited or expired	(4)	1,428.00		$-
Outstanding at June 30, 2018	1,120,145	$3.53	6.98	$-
Exercisable at June 30, 2018	93,447	$30.37	6.97	$-

During the six months ended June 30, 2018, the Company granted 1,120,000 stock options and cancelled four stock options versus zero grants of stock options and zero cancellations of stock options during the six months ended June 30, 2017. Total share-based compensation expense recognized was $0.09 million and $0.05 million during both the three months ended June 30, 2018 and 2017 and $0.09 million and $0.2 million during the six months ended June 30, 2018 and 2017, respectively.

9. Fair Value Measurements

The following tables summarize the basis used to measure certain financial assets and liabilities at fair value on a recurring basis in the consolidated balance sheets:

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Items	Inputs	Inputs
Balance at June 30, 2018 (in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Common stock warrant liability	$4,548	-	-	$4,548
Derivative liability	74	-	-	74
	$4,622	-	-	$4,622

For the Company’s Level 3 measures, which represent Series Q Warrants and the 2018 Notes Conversion Options, fair value is based on a Monte Carlo model and Lattice pricing model, respectively. The models are based, in part, upon unobservable inputs for which there is little or no market data, requiring the Company to develop its own assumptions. The Company used a market approach to value these liabilities.

The following table shows the reconciliation from the beginning to the ending balance for the Company’s common stock warrant liability and embedded derivative liability measured at fair value on a recurring basis using significant unobservable inputs (i.e. Level 3) for the period ended June 30, 2018:

		Embedded
	Common Stock	derivative
(in thousands)	warrant liability	liability	Total
Fair value of financial liabilities at December 31, 2017	$76	$-	$76
Common stock warrant liability	6,818	-	6,818
Expiration of common stock warrant liabilities	(48)	-	(48)
Change in the fair value of common stock warrant liabilities, net	(2,148)	-	(2,148)
Adjustment for exercise of common stock warrant liabilities	(150)	-	(150)
Derivative liability	-	3,195	3,195
Investor Note		(5,000)	(5,000)
Change in the fair value of derivative liabilities and additional amount earned	-	3,884	3,884
Adjustment for conversions of 2018 Notes	-	(2,005)	(2,005)
Fair value of financial liabilities at June 30, 2018	$4,548	$74	$4,622

2018 Notes Derivative Liability

The fair value of the 2018 Notes Derivative Liabilities was derived using a Lattice pricing model, which is based, in part, upon unobservable inputs for which there is little or no market data, requiring the Company to develop its own assumptions. The assumptions used on April 9, 2018 and June 30, 2018 to value the Derivative Liabilities are as follows:

	Conversion Price	Closing Market Price (average)	Risk-free Rate	Dividend Yield	Market Price Volatility	Remaining Term (years)	Debt Yield	Soft Call Threshold	First Redemption Period	Second Redemption Period
Derivative Liability April 09, 2018	$1.26	$0.85	2.08%	0.00%	110%	1.00	60%	$2.52	20%	25%
Derivative Liability June 30, 2018	$0.55	$0.57	2.23%	0.00%	130%	0.78	60%	$2.52	20%	25%

Common Stock Warrants

The fair value of the Series Q Warrants was derived using a Monte Carlo pricing model, which is based, in part, upon unobservable inputs for which there is little or no market data, requiring the Company to develop its own assumptions. The assumptions used on April 9, 2018 and June 30, 2018 to value the common stock warrant liabilities are as follows:

	Exercise Price	Strike Floor	Closing Market Price (average)	Risk-free Rate	Dividend Yield	Market Price Volatility	Remaining Term (years)
Warrant Liability April 09, 2018	$1.12	$0.97	$0.85	2.60%	0.00%	120%	5.00
Warrant Liability June 30, 2018	$0.55	$0.19	$0.57	2.72%	0.00%	115%	4.78

2018 Options

The determination of the estimated fair value of the 2018 Options using the Black-Scholes option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. Expected volatilities are based on a value calculated using the historical stock price volatility. Expected life is based on the specific vesting terms of the option and anticipated changes to market value and expected employee exercise behavior. The risk-free interest rate used in the option valuation model is based on U.S. Treasury zero-coupon securities with remaining terms similar to the expected term on the options. RGS does not anticipate paying any cash dividends on its Class A common stock in the foreseeable future and, therefore, an expected dividend yield of zero is used in the option valuation model. The assumptions used to value to 2018 Options on June 21, 2018 are as follows:

	Vesting Period	Expected Life	Expected Dividend Rate	Risk-free Rate	Market Price Volatility
2018 Non-Qualified Stock Options	2.78 years	4.2 years	0%	2.70%	148.81%

10. Goodwill Impairment

The Company performed its annual test of goodwill and based on the results of this test, the Company determined that the fair value of the goodwill no longer exceeded the carrying amount. The fair value was determined using a discounted cash flow valuation technique and resulted in an impairment of goodwill of $1.3 million for the quarter ended June 30, 2018.

11. Net Income (Loss) Per Share

Basic net income (loss) per share excludes any dilutive effects of options, warrants or our senior secured convertible notes due on April 1, 2019 (the “2016 Notes”). The Company computes basic net income (loss) per share using the weighted average number of shares of its Class A common stock outstanding during the period. The Company computes diluted net income (loss) per share using the weighted average number of shares of its Class A common stock and common stock equivalents outstanding during the period. The Company excluded common stock equivalents of 29.4 million and 6.5 million for the three months ended June 30, 2018 and 2017, respectively, and 29.4 million and 6.5 million for the six months ended June 30, 2018 and 2017, respectively from the computation of diluted net loss per share because their effect was antidilutive.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands, except per share data)	2018	2017	2018	2017
Numerator for basic and diluted net loss per share	$(7,762)	$(4,030)	$(12,096)	$(8,064)
Denominator:
Weighted average shares for basic net loss per share	10,757	7,481	10,485	6,102
Effect of dilutive securities:
Weighted average of common stock, stock options and warrants	-	-	-	-
Denominators for diluted net loss per share	10,757	7,481	10,485	6,102
Net loss per share—basic and diluted	$(0.73)	$(0.53)	$(1.16)	$(1.32)

12. Segment Information

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

Financial information for the Company’s segments and a reconciliation of the total of the reportable segments’ loss from operations to the Company’s consolidated net loss are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2018	2017	2018	2017
Contract revenue:
Residential	3,370	2,472	5,858	6,119
Sunetric	260	525	596	544
POWERHOUSE™	-	-	-	-
Other	-	-	-	-
Consolidated contract revenue	3,630	2,997	6,454	6,663
Operating loss from continuing operations:
Residential	(242)	(1,706)	(2,113)	(2,354)
Sunetric	(384)	(532)	(981)	(1,336)
POWERHOUSE™	(58)	-	(108)	-
Other	(3,453)	(1,769)	(5,278)	(4,018)
Operating Loss	(4,137)	(4,007)	(8,480)	(7,708)
Reconciliation of consolidated loss from operations to consolidated net loss:
Change in fair value of derivative liabilities and loss on debt extinguishment	(3,073)	21	(3,046)	(465)
Amortization of debt discount & deferred loan costs	(1,435)	-	(1,435)	-
Other (income) expense	950	(11)	954	97
(Loss) gain from discontinued operations, net of tax	(67)	(33)	(89)	12
Net loss	(7,762)	(4,030)	(12,096)	(8,064)

The following is a reconciliation of reportable segments’ assets to the Company’s consolidated total assets. The Other segment includes certain unallocated corporate amounts.

(in thousands)	June 30, 2018	December 31, 2017
Total assets – continuing operations:
Residential	$4,204	$5,877
Sunetric	1,146	2,142
POWERHOUSE™	100	1,140
Other	4,474	3,278
	$9,924	$12,437
Total assets – discontinued operations:
Commercial	1,396	1,821
	$11,320	$14,258

13. Discontinued Operations

The following is a reconciliation of the major line items constituting pretax income of discontinued operations to the after-tax gain on discontinued operations that are presented in the condensed consolidated statements of operations as indicated:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands)	2018	2017	2018	2017
Major line items constituting pretax loss of discontinued operations:
Contract revenue	$(62)	$1	$(62)	$5
Contract expense (income)	10	2	(36)	-
Operating and other expense	(5)	32	63	(17)
Pretax income (loss) from discontinued operations	(67)	(33)	(89)	22
Income from discontinued operations, net of tax	$(67)	$(33)	$(89)	$12

The following is a reconciliation of the carrying amounts of major classes of assets and liabilities of the discontinued operations to the total assets and liabilities of the discontinued operations presented separately in the condensed consolidated balance sheets as indicated:

	June 30,	December 31,
(in thousands)	2018	2017
Carrying amounts of major classes of assets included as part of discontinued operations:
Current assets:
Accounts receivable, net	$395	$394
Costs in excess of billings on uncompleted contracts	-	62
Inventory, net	68	63
Other current assets	625	723
Total major classes of current assets of the discontinued operations	1,088	1,242
Noncurrent assets:
Other noncurrent assets	308	579
Total noncurrent assets of discontinued operations	308	579
Total assets of the discontinued operations in the balance sheet	$1,396	$1,821
Carrying amounts of major classes of liabilities included as part of discontinued operations:
Current liabilities:
Accounts payable	$270	$270
Accrued liabilities	34	33
Deferred revenue and other current liabilities	486	418
Total current liabilities of discontinued operations	790	721
Noncurrent liabilities:
Other liabilities	727	745
Total major classes of noncurrent liabilities of the discontinued operations	727	745
Total liabilities of the discontinued operations in the balance sheet	$1,517	$1,466

14. Subsequent Events

See Note 7. Convertible Debt for information on activity after the period. The Company has evaluated events up to the filing date of these interim financial statements and determined that, other than what has been disclosed above, no further subsequent event activity required disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition. You should read this analysis in conjunction with our interim condensed consolidated financial statements and related footnotes. This discussion and analysis contains statements of a forward-looking nature relating to future events or our future financial performance. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements, including those set forth in our 2017 10-K and in this report for the period ended June 30, 2018.

Discontinued Operations

During 2014, we committed to a plan to sell certain contracts and rights comprising our large commercial installations business, otherwise known as our former Commercial segment. At the same time, we determined not to enter into further large commercial installation contracts in the mainland United States. Most contracts in process at December 31, 2014 were substantially completed during 2015 and remaining work was completed in 2017. We now report this business as a discontinued operation, separate from our continuing operations. The following management discussion and analysis of financial condition and results of operations is for our continuing operations, unless indicated otherwise.

Overview

We are a residential and small business commercial solar energy engineering, procurement and construction firm. We offer turnkey services, including design, procurement, permitting, build-out, grid connection, financing referrals and warranty and customer satisfaction activities. Our solar energy systems use high-quality solar photovoltaic modules. We use proven technologies and techniques to help customers achieve meaningful savings by reducing their utility costs. In addition, we help customers lower their reliance upon fossil fuel energy sources. As of September 29, 2017, we are the exclusive domestic and international licensee of the POWERHOUSE™ in-roof solar shingle, an innovative and visually stunning solar shingle system developed by Dow.

We, including our predecessors, have more than 40 years of experience in residential solar energy and trace our roots to 1978, when Real Goods Trading Corporation sold the first solar photovoltaic panels in the United States. We have designed and installed over 26,000 residential and commercial solar energy systems since our founding.

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

POWERHOUSE™ License Agreement

A material significant event occurred on September 29, 2017 (the “Effective Date”), when we executed the international world-wide Technology License Agreement (the “License”) with Dow, providing an exclusive domestic and international right to commercialize its POWERHOUSE™ in-roof solar shingle, an innovative and aesthetically pleasing solar shingle system developed by Dow. The POWERHOUSE™ 1.0 and 2.0 versions used CIGS (copper indium gallium selenide solar cells) technology which had a high manufacturing cost, resulting in the product not being consumer price friendly. Conversely, the POWERHOUSE™ 3.0 is being developed with traditional silicon solar cells to increase solar production and to provide a competitive consumer price point. The License requires us to commercialize and sell a minimum of 50 megawatts of solar within 5-years of the Effective Date to retain exclusive world-wide rights, a requirement we believe is achievable.

Under the terms of the License, we will produce, market and sell POWERHOUSE™ 3.0, for which we have agreed to a license fee of $3 million and a running royalty fee equal to 2.5% against net sales of the POWERHOUSE™ product and services, payable quarterly in arrears. Further, we will be responsible for all post-Effective Date costs to obtain UL certification and for the prosecution of all related patents world-wide, which may be offset against the payment of the running royalty fee. The license fee is comprised of two payments. We paid the first $1 million within 10 days of the Effective Date of the License in 2017 in accordance with the Trademark License Agreement (the “TLA”). The remaining $2 million is due within 30 days of the Company receiving UL certification of the POWERHOUSE™ 3.0 product. Upon obtaining UL certification, we intend to begin commercialization of POWERHOUSE™ 3.0 entailing the manufacturing, marketing and sale of POWERHOUSE™ 3.0 to roofing companies.

As of June 30, 2018, we have invested approximately $1.2 million that has been capitalized to the POWERHOUSE™ License, an intangible asset on the Consolidated Balance Sheet.

Key Metrics

Key Operational Metric, Gross Margin on Residential Segment, Our Largest Segment

We utilize a job costing system whereby employees record their time to projects. We accumulate the cost of idle time reflecting the cost we incur to maintain a construction organization until our revenue grows, allowing for greater utilization of our construction organization. Cost of goods sold (“COGS”) include direct project installation costs (materials, labor, travel, financing fees, and estimated warranty costs) and indirect costs for project installation support (including un-utilized labor of idle time of construction crews, supplies, and insurance). We employ an internal time reporting system to determine COGS and resulting gross margin percentage used by us to measure our performance in achieving gross margin percentage targets. Further, we measure COGS per watt based upon COGS, excluding idle time, divided by the aggregate watts of systems installed during the period. For financial reporting purposes, COGS include the idle time of construction crews currently maintained in anticipation of future growth of backlog. Gross margin percentage on actual installation time is not a measure defined by generally accepted accounting principles.

The majority of indirect labor costs are fixed, which impacts the gross margin percentage when we consider idle time. During the first quarter of 2018, the suspension of the Rhode Island Renewable Energy Growth Program (the “Rhode Island Program”) resulted in our carrying greater idle time than the same period in 2017, as management elected to keep all of our Rhode Island installation crews during this period having knowledge the Rhode Island Program would be reinstated on April 1, 2018.We anticipate an improvement in our gross margin percentage in future periods from increased revenue from our implementation of our revenue growth strategy.

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Gross margin % on actual installation time	24%	20%	24%	24%
Gross margin % including idle time	15%	4%	9%	11%

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

The following table summarizes changes to our backlog by segment during the six-month period ended June 30, 2018:

(in thousands)	Residential	Sunetric	Totals
Backlog at December 31, 2017	$10,521	$2,244	$12,765
Bookings from new awards (“Sales”)	7,168	320	7,488
Cancellations and reductions on existing contracts	(3,068)	(791)	(3,859)
Amounts recognized in revenue upon installation	(2,212)	(295)	(2,507)
Backlog at March 31, 2018	12,409	1,478	13,887
Bookings from new awards (“Sales”)	8,010	167	8,177
Cancellations and reductions on existing contracts	(3,069)	(111)	(3,180)
Amounts recognized in revenue upon installation	(3,087)	(114)	(3,201)
Backlog at June 30, 2018	$14,263	$1,420	$15,683

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

Critical Accounting Policies and Estimates

There were no material changes to our critical accounting policies or estimates during the six months ended June 30, 2018 from those disclosed in our 2017 10-K. The adoption of ASC 606 related to revenue recognition has not had a material impact on our results of operation, financial condition or cash flows.

Results of Operations

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Contract revenue:

Sale and installation of solar energy systems. Sale and installation of solar energy system revenue increased $0.7 million, or 26.3%, to $3.4 million during the three months ended June 30, 2018, from $2.7 million during the three months ended June 30, 2017. This is primarily due to a 155% increase in the backlog of the Residential Segment at the start of the second quarter in 2018 over 2017 resulting in more installations while achieving greater efficiencies of our field crews. Additionally, the Rhode Island Program, which reached its funding cap in the fourth quarter of 2017 came back on-line. Backlog associated with the Rhode Island Program required permit re-application beginning April 1, 2018, and permit approval prior to commencing field work.

Contract expenses:

Installation of solar energy systems. Installation of solar energy system expenses increased $0.3 million, or 12.5%, to $3 million during the three months ended June 30, 2018, from $2.7 million during the three months ended June 30, 2017, which coincides with the increase in installation revenue.

Customer acquisition. Customer acquisition expense decreased $0.5 million during the three months ended June 30, 2018, or 40.3%, to $0.8 million during the three months ended June 30, 2018 from $1.3 million during the three months ended June 30, 2017. This decrease is due to a reduction in labor costs related to our February 2018 strategic realignment. Additionally, with the decrease in personnel there was a corresponding decrease in marketing expenses. While both personnel and marketing expenses decreased, leveraging our marketing generated leads, the efficiency of our residential sales team members increased resulting in a 20% growth in new sales in the same year over year quarter.

Operating Expenses. Operating expenses for the three months ended June 30, 2018 was $2.2 million compared to $2.5 million during the three months ended June 30, 2017. The decrease was mainly due to reduction in labor costs as a result of our February 2018 strategic realignment and a reduction in the use of IT consultants when compared to the same period in prior year. Additionally, beginning in the three months ended June 30, 2017 and continuing throughout the remainder of 2017, we incurred excessive costs related to the 2017 annual shareholder meeting proxy contest which was resolved in January of 2018.

Goodwill impairment. Goodwill impairment increased by $1.3 million during the three months ended June 30, 2018 due to the results of our annual impairment testing. We concluded that the fair value of the goodwill no longer exceeds its carrying value and wrote off the goodwill balance.

Change in fair value of derivative liabilities, loss on debt extinguishment and amortization of debt discount & deferred loan costs. We entered into a Securities Purchase Agreement with two unaffiliated institutional and accredited investors for a private placement (the “2018 Note Offering”) of up to $10.75 million in principal amount and $10 million funding amount (reflecting $0.75 million of original issue discount) of Senior Convertible Notes (the “2018 Notes”), and Series Q Warrants (the “Series Q Warrants”) to purchase 9,126,984 shares of Class A Common Stock. On April 9, 2018, we closed the 2018 Note Offering and received $5 million of the gross proceeds and two secured promissory notes from each investor, in a combined aggregate amount of $5 million (each, an “Investor Note”), secured by cash and/or securities held in investor accounts. The issuance of the 2018 Notes, subsequent conversions and revaluation of the derivative liabilities resulted in a net loss of $3.1 million. Additionally, interest expense increased due to the accretion of the debt discount and deferred loan costs related to the 2018 Notes. No such transaction occurred during the three months ended June 30, 2017 resulting in an increase of $1.4 million.

Other (income) expenses. On June 29, 2015, we received a subpoena from the U.S. Securities and Exchange Commission requesting the production of documents, records and information related to the July 2014 Offering (the “Subpoena”). We had incurred significant legal expenses related to the Subpoena for which we requested coverage from our Directors’ & Officers’ liability insurance provider. Initially coverage had been denied but the provider paid $1.5 million of legal expense while reserving its right to be reimbursed. Accordingly, the $1.5 million paid by the insurance provider was accrued for as a long-term liability until a settlement could be reached. On June 30, 2018 we and the insurance provider agreed upon a settlement proposal whereby we will pay the insurance provider $0.6 million in monthly installments of $25,000 per month beginning September 2018 up to a maximum of $0.6 million in full settlement of the obligation. The defeasance of the remaining obligation was recorded as other income with the remaining balance split between current and noncurrent liabilities in the accompanying Condensed Consolidated Balance Sheet.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Contract revenue:

Sale and installation of solar energy systems. Sale and installation of solar energy system revenue decreased $0.1 million, or 2.1%, to $5.9 million during the six months ended June 30, 2018, from $6.0 million during the six months ended June 30, 2017. This is primarily the result of the Rhode Island Program reaching its funding cap earlier than expected in the fourth quarter of 2017 and deferring installations until the second quarter of 2018. As such, we were able to resume installations in the state of Rhode Island during the three months ended June 30, 2018 and offset the reduction in contract revenue we realized during the first quarter of 2018 versus 2017.

Contract expenses:

Installation of solar energy systems. Installation of solar energy system decreased by approximately $0.1 million during the six months ended June 30, 2018 as compared to June 30, 2017, which corresponds to the reduction of installation revenue during this same time comparison.

Customer acquisition. Customer acquisition expense decreased $0.3 million during the six months ended June 30, 2018, or 12.0%, to $2 million during the six months ended June 30, 2018. This decrease is due to a reduction in labor costs related to our February 2018 strategic realignment. Additionally, with the decrease in personnel there was a corresponding decrease in marketing expenses. While both personnel and marketing expenses decreased, leveraging our marketing generated leads, the efficiency of our residential sales team members increased resulting in a 60% growth in new sales during the six months ended June 30, 2018 as compared to 2017.

Operating expense. Operating expenses decreased $0.5 million, or 10.1%, to $4.8 million during the six months ended June 30, 2018 compared to $5.4 million during the six months ended June 30, 2017. The decrease was mainly due to reduction in labor costs as a result of our February 2018 strategic realignment and a reduction in the use of consultants when compared to the same period in prior year.

Change in fair value of derivative liabilities, loss on debt extinguishment and amortization of debt discount & deferred loan costs. The issuance of the 2018 Notes, subsequent conversions and revaluation of the derivative liabilities resulted in a net loss of $3.1 million compared to $0.5 million during the three months ended June 30, 2017. Additionally, interest expense increased due to the accretion of the debt discount and deferred loan costs related to the 2018 Notes. No such transaction occurred during the three months ended June 30, 2017 resulting in an increase of $1.4 million.

Other (income) expenses. On June 29, 2015, we received a subpoena from the U.S. Securities and Exchange Commission requesting the production of documents, records and information related to the Subpoena. We had incurred significant legal expenses related to the Subpoena for which we requested coverage from our Directors’ & Officers’ liability insurance provider. Initially coverage had been denied but the provider paid $1.5 million of legal expense while reserving its right to be reimbursed. Accordingly, the $1.5 million paid by the insurance provider was accrued for as a long-term liability until a settlement could be reached. On June 30, 2018 we and the insurance provider agreed upon a settlement proposal whereby we will pay the insurance provider $0.6 million in monthly installments of $25,000 per month beginning September 2018 up to a maximum of $0.6 million in full settlement of the obligation. The defeasance of the remaining obligation was recorded as other income with the remaining balance split between current and noncurrent liabilities in the accompanying Condensed Consolidated Balance Sheet.

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

Liquidity and Financial Resources Update

We have experienced recurring operating losses and negative cash flow from operations which have necessitated: (i) developing plans to grow revenue to generate positive cash flow and (ii) raising additional capital. No assurances can be given that we will be successful with its plans to grow revenue for profitable operations or, if necessary, raising additional capital. See Note 6. Shareholders Equity, Note 7. Convertible Debt and Note 13. Subsequent Events for transactions raising capital during the first half of 2018.

Our plans to grow revenue are:

•	Manufacture and sell solar shingles under the POWERHOUSE™ license. We anticipate obtaining UL certification for POWERHOUSE™ 3.0 during October 2018, a prerequisite for commercialization of the product. Upon achieving UL certification, we plan to manufacture, market and sell POWERHOUSE™ 3.0 to roofing companies and new home builders. We continue to receive written reservations for the Powerhouse™ 3.0 product;

•	Leverage the POWERHOUSE™ brand to generate leads and revenue for the Residential and Sunetric segments;

Until we are successful in implementing its plans to increase revenue for profitable operations, we expect to have a cash outflow from operating activities. We expect to obtain UL certification for POWERHOUSE™ 3.0 in 2018 and proceed with the commercialization of POWERHOUSE™ 3.0. We initially expect to have cash outflow from operating activities for commercialization of POWERHOUSE™ 3.0 and prepayments with supply chain manufacturers as sales of the product commence. Additionally, we will be required to make the remaining “Initial License” payment of $2 million, which will be recorded as a cash outflow in investing activities.

To provide funds to commercialize POWERHOUSE™ 3.0, on April 9, 2018, we closed the 2018 Note Offering (as defined and further discussed in Note 7. Convertible Debt). Cash proceeds received by us including hypothetical cash receipts related specifically to the 2018 Note Offering are summarized below:

	Cash	Principal and Additional Amount	Common Stock Warrants
At closing of the offering on April 9, 2018	$5,000,000	$11,500,000	9,857,143
Conversions of notes to Class A common stock	-	(6,438,000)	-
Exercises of common stock warrants	112,000	-	(200,000)
Placement Agent Fees	(454,197)	-	-
As of June 30, 2018	4,657,803	5,062,000	9,657,143
Activity during the period July 1 to August 10, 2018
Additional amounts arising from Shareholder approval reset	-	25,577,431	-
Exercises of common stock warrants	8,166,667	-	(7,191,667)
Conversions of 2018 Notes (Note 7) to Class A common stock	1,672,956	(16,039,109)	-
Placement Agent Fees	(117,107)	-	-
As of August 10, 2018	14,380,319	14,600,322	2,465,476

Expected future activity:
Common stock warrants	-	-	(1,735,317)
Placement Agent common stock warrants	-	-	(730,159)
Funding of remaining balance on Investor Notes	3,327,044	(3,327,044)	-
Conversions of 2018 Notes to Class A common stock	-	(11,273,278)	-
Placement Agent Fees	(232,893)	-	-
Expected net cash from 2018 Convertible Note Offering	$17,474,470	$-	-

The expected activity above reflects:

* The Company receiving cash of $3.3 million from the Investor Notes (Note 7).

* The noteholders converting shares represented by Additional Amount (Note 7) into Class A common stock at the reset price of $0.3223

We have access to hypothetical cash from exercise of other common stock warrants. The hypothetical maximum cash from exercise of other common stock warrants is the mathematical result of the number of warrant shares times the respective exercise price per share. The hypothetical results are premised upon an increase in the future trading value of our common stock resulting in the exercise of common stock warrants. It further assumes all investors elect cash exercises (not cashless exercises) and warrant exercise prices are not reduced or reset to a lower amount. The majority of common stock warrants have exercise prices at or below $3.10 per share and could result in cash receipts of approximately $19 million. No assurances can be given that the investors will exercise their remaining common stock warrants.

We believe it has arranged for the capital to commercialize POWERHOUSE™ 3.0. No assurances can be given that we will successfully commercialize POWERHOUSE™ 3.0.

The accompanying consolidated financial statements have been prepared on a basis that assumes we will continue as a going concern and contemplates the continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We have experienced a history of operating losses and have an accumulated deficit of approximately $213 million at June 30, 2018. During the three months ended and six months ended June 30, 2018, we generated a net loss of approximately $7.8 million and $12.1 million, respectively. We expect that we will continue to generate operating losses until sales are increased and we subsequently recognize an increase in installation revenue. At August 10, 2018, our consolidated cash balance was approximately $10 million.

We believe that we have sufficient capital resources for the ensuing 12 months.

Cash Flows

The following table summarizes our primary sources (uses) of cash during the periods presented:

	For the Six
	Months Ended June 30,
	2018	2017
Net cash (used in) provided by:
Operating activities - continuing operations	$(6,215)	$(8,326)
Operating activities - discontinued operations	377	(38)
Operating activities	(5,838)	(8,364)
Investing activities	(108)	(370)
Financing activities	6,317	15,539
Net increase in cash	$371	$6,805

Continuing Operations

Operating activities. Our operating activities used net cash of $6.2 million and $8.3 million during the six months ended June 30, 2018 and 2017, respectively. The change in cash outflows compared to prior year is principally due to timing of vendor payments.

Investing activities. During the six months ended June 30, 2018, we incurred $0.1 million of charges related to our investment in obtaining UL certification for POWERHOUSE™.

Financing activities. Our financing activities provided net cash of $6.3 million and $15.5 million during the six months ended June 30, 2018 and 2017, respectively. Our net cash provided by financing activities during the six months ended June 30, 2018 reflected net proceeds of $1.7 million from the January 2018 offering, $4.5 million of proceeds from the offering of the 2018 Notes and $0.1 million of proceeds from the exercise of Series Q Warrants. Our net cash provided by financing activities during the six months ended June 30, 2017 reflected the net proceeds $0.2 million from the conversion of debt related to the offering of 2016 Notes and net proceeds of $16.0 million from the issuance of common stock and warrants in our February 2017 offerings, offset by repayment of our line-of-credit facility of $0.7 million.

Discontinued Operations

Operating activities. Our operating activities provided net cash of $0.4 million and used $0.1 million during the six months ended June 30, 2018 and 2017, respectively, due to the collection of a long-term receivable.

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

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and principal financial officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon their evaluation as of June 30, 2018, they have concluded that our disclosure controls and procedures were not effective due to a material weakness in our internal control over financial reporting described below.

Changes in Internal Control over Financial Reporting

During the second quarter of fiscal 2018, we identified a material weakness in our internal controls over accounting for complex and non-routine transactions. Although we had appropriately addressed and concluded upon the accounting for a complex and non-routing transaction that occurred during the three months ended June 30, 2018, certain of the adjusting journal entries were originally recorded incorrectly. Although correcting entries were recorded and are reflected in this quarterly report on Form 10-Q, the fact that our existing controls over complex and non-routine transactions did not detect the errors indicates that a more specific control is necessary in order to prevent and/or detect misstatements in a timely manner. Based upon that discovery, our Chief Executive Officer and Chief Financial Officer have concluded we did not adequately design a process to mitigate the risks associated with a complex transaction of this nature.

Remediation Plan for Material Weakness in Internal Control over Financial Reporting

We have begun taking steps and plan to take additional measures to remediate the underlying cause of the material weakness in our internal control over financial reporting for complex non-routine transactions, which, management has concluded, require development of unique control procedures specific to the transaction. Accordingly, and specific to our 2018 Notes, non-accounting personnel will maintain and enhance our note conversion tracking system to validate the accounting reconciliation of the note conversions and therefore timely identify and take corrective action of any general ledger postings.

Our management believes that these measures will address the above issue. We can make no assurances that these plans will be sufficient to correct the material weakness in internal control over financial reporting or that additional steps may not be necessary in the future. Our management and the audit committee of our board of directors will continue to monitor the effectiveness of our internal control over financial reporting and will take further action as appropriate.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, the Company may be involved in legal proceedings that are considered to be in the normal course of business. There were no material developments to previously reported legal proceedings during the three months ended June 30, 2018.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in Item 1A of the Company’s 2017 10-K.

Item 6.	Exhibits.

Exhibit No.	Description

1.1	Placement Agency Agreement, dated January 29, 2018, between Real Goods Solar, Inc. and WestPark Capital, Inc.
4.1	Form of Series A Senior Convertible Note, dated April 9, 2018, issued to the investors under the Securities Purchase Agreement, dated March 30, 2018 (Incorporated by reference to Exhibit 4.1 to Real Goods Solar’s Current Report on Form 8-K filed April 10, 2018 (Commission File No. 001-34044)).
4.2	Form of Series B Senior Secured Convertible Note, dated April 9, 2018, issued to the investors under the Securities Purchase Agreement, dated March 30, 2018 (Incorporated by reference to Exhibit 4.2 to Real Goods Solar’s Current Report on Form 8-K filed April 10, 2018 (Commission File No. 001-34044)).
4.3	Form of Series Q Warrants, dated April 9, 2018, issued to the investors under the Securities Purchase Agreement, dated March 30, 2018 (Incorporated by reference to Exhibit 4.3 to Real Goods Solar’s Current Report on Form 8-K filed April 10, 2018 (Commission File No. 001-34044)).
4.4	Form of Secured Promissory Notes, dated April 9, 2018, issued to Real Goods Solar, Inc. under the Note Purchase Agreement, dated April 9, 2018 by each of the investors under the Securities Purchase Agreement, dated March 30, 2018 (Incorporated by reference to Exhibit 4.4 to Real Goods Solar’s Current Report on Form 8-K filed April 10, 2018 (Commission File No. 001-34044)).
4.5	Form of Placement Agent Warrant, dated April 9, 2018, issued by Real Goods Solar, Inc. to WestPark Capital, Inc. (Incorporated by reference to Exhibit 4.5 to Real Goods Solar’s Current Report on Form 8-K filed April 10, 2018 (Commission File No. 001-34044)).
10.1	Form of Amendment No. 1 to Securities Purchase Agreement, dated April 9, 2018, between Real Goods Solar, Inc. and each of the investors under the Securities Purchase Agreement, dated March 30, 2018 (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed April 10, 2018 (Commission File No. 001-34044)).
10.2	Registration Rights Agreement, dated April 9, 2018, among Real Goods Solar, Inc. and the investors under the Securities Purchase Agreement, dated March 30, 2018 (Incorporated by reference to Exhibit 10.2 to Real Goods Solar’s Current Report on Form 8-K filed April 10, 2018 (Commission File No. 001-34044)).
10.3	Form of Note Purchase Agreement, dated April 9, 2018, between Real Goods Solar, Inc. and each of the investors under the Securities Purchase Agreement, dated March 30, 2018 (Incorporated by reference to Exhibit 10.3 to Real Goods Solar’s Current Report on Form 8-K filed April 10, 2018 (Commission File No. 001-34044)).
10.4	Form of Master Netting Agreement, dated April 9, 2018, between Real Goods Solar, Inc. and each of the investors under the Securities Purchase Agreement, dated March 30, 2018 (Incorporated by reference to Exhibit 10.4 to Real Goods Solar’s Current Report on Form 8-K filed April 10, 2018 (Commission File No. 001-34044)).
10.5	Registration Rights Agreement, dated June 5, 2018, among Real Goods Solar, Inc., Iroquois Master Fund Ltd. and Iroquois Capital Investment Group LLC (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed June 7, 2018 (Commission File No. 001-34044)).
10.6†	Real Goods Solar, Inc. 2018 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed June 21, 2018 (Commission File No. 001-34044)).
10.7†	Form of Real Goods Solar, Inc. Employee Stock Option Agreement (Incorporated by reference to Exhibit 10.2 to Real Goods Solar’s Current Report on Form 8-K filed June 21, 2018 (Commission File No. 001-34044)).
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith
**	Furnished herewith
†	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf, by the undersigned, thereunto duly authorized.

Real Goods Solar, Inc.
(Registrant)

Date: August 14, 2018	By:	/s/ Dennis Lacey
Dennis Lacey
Chief Executive Officer and Director (Authorized Officer)

Date: August 14, 2018	By:	/s/ Alan Fine
Alan Fine
Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: August 14, 2018	By:	/s/ Nicolle Dorsey
Nicolle Dorsey
Principal Accounting Officer and Controller