Form 10-Q/A
period 2018-06-30
Real Goods Solar, Inc.
filed 2018-08-15
CIK 1425565

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

EXPLANATORY NOTE

On August 14, 2018, Real Goods Solar, Inc. (the “Company”) filed its Quarterly Report on Form 10-Q for the period ended June 30, 2018. Exhibit 101 attached to the Form 10-Q contained an error. The Company is filing this Amendment No. 1 to furnish a corrected Exhibit 101. No other modifications to the Form 10-Q are being made by this Amendment No. 1. Other than as set forth in this explanatory note, this Amendment No. 1 speaks as of the original filing date, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-Q.

Item 6.	Exhibits

Exhibit No.	Description
1.1+	Placement Agency Agreement, dated January 29, 2018, between Real Goods Solar, Inc. and WestPark Capital, Inc.
4.1	Form of Series A Senior Convertible Note, dated April 9, 2018, issued to the investors under the Securities Purchase Agreement, dated March 30, 2018 (Incorporated by reference to Exhibit 4.1 to Real Goods Solar’s Current Report on Form 8-K filed April 10, 2018 (Commission File No. 001-34044)).
4.2	Form of Series B Senior Secured Convertible Note, dated April 9, 2018, issued to the investors under the Securities Purchase Agreement, dated March 30, 2018 (Incorporated by reference to Exhibit 4.2 to Real Goods Solar’s Current Report on Form 8-K filed April 10, 2018 (Commission File No. 001-34044)).
4.3	Form of Series Q Warrants, dated April 9, 2018, issued to the investors under the Securities Purchase Agreement, dated March 30, 2018 (Incorporated by reference to Exhibit 4.3 to Real Goods Solar’s Current Report on Form 8-K filed April 10, 2018 (Commission File No. 001-34044)).
4.4	Form of Secured Promissory Notes, dated April 9, 2018, issued to Real Goods Solar, Inc. under the Note Purchase Agreement, dated April 9, 2018 by each of the investors under the Securities Purchase Agreement, dated March 30, 2018 (Incorporated by reference to Exhibit 4.4 to Real Goods Solar’s Current Report on Form 8-K filed April 10, 2018 (Commission File No. 001-34044)).
4.5	Form of Placement Agent Warrant, dated April 9, 2018, issued by Real Goods Solar, Inc. to WestPark Capital, Inc. (Incorporated by reference to Exhibit 4.5 to Real Goods Solar’s Current Report on Form 8-K filed April 10, 2018 (Commission File No. 001-34044)).
10.1	Form of Amendment No. 1 to Securities Purchase Agreement, dated April 9, 2018, between Real Goods Solar, Inc. and each of the investors under the Securities Purchase Agreement, dated March 30, 2018 (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed April 10, 2018 (Commission File No. 001-34044)).
10.2	Registration Rights Agreement, dated April 9, 2018, among Real Goods Solar, Inc. and the investors under the Securities Purchase Agreement, dated March 30, 2018 (Incorporated by reference to Exhibit 10.2 to Real Goods Solar’s Current Report on Form 8-K filed April 10, 2018 (Commission File No. 001-34044)).
10.3	Form of Note Purchase Agreement, dated April 9, 2018, between Real Goods Solar, Inc. and each of the investors under the Securities Purchase Agreement, dated March 30, 2018 (Incorporated by reference to Exhibit 10.3 to Real Goods Solar’s Current Report on Form 8-K filed April 10, 2018 (Commission File No. 001-34044)).
10.4	Form of Master Netting Agreement, dated April 9, 2018, between Real Goods Solar, Inc. and each of the investors under the Securities Purchase Agreement, dated March 30, 2018 (Incorporated by reference to Exhibit 10.4 to Real Goods Solar’s Current Report on Form 8-K filed April 10, 2018 (Commission File No. 001-34044)).
10.5	Registration Rights Agreement, dated June 5, 2018, among Real Goods Solar, Inc., Iroquois Master Fund Ltd. and Iroquois Capital Investment Group LLC (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed June 7, 2018 (Commission File No. 001-34044)).
10.6†	Real Goods Solar, Inc. 2018 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 to Real Goods Solar’s Current Report on Form 8-K filed June 21, 2018 (Commission File No. 001-34044)).
10.7†	Form of Real Goods Solar, Inc. Employee Stock Option Agreement (Incorporated by reference to Exhibit 10.2 to Real Goods Solar’s Current Report on Form 8-K filed June 21, 2018 (Commission File No. 001-34044)).

Exhibit No.	Description
31.1+	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2+	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1+	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2+	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

**	Furnished herewith
†	Indicates management contract or compensatory plan or arrangement.
+	Previously filed or furnished with Real Goods Solar, Inc’s Form 10-Q filed on August 14, 2018

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf, by the undersigned, thereunto duly authorized.

Real Goods Solar, Inc.
(Registrant)

Date: August 15, 2018	By:	/s/ Dennis Lacey
Dennis Lacey
Chief Executive Officer and Director (Authorized Officer)

Date: August 15, 2018	By:	/s/ Alan Fine
Alan Fine
Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: August 15, 2018	By:	/s/ Nicolle Dorsey
Nicolle Dorsey
Principal Accounting Officer and Controller

4