Form 10-Q
period 2019-03-31
Real Goods Solar, Inc.
filed 2019-05-15
CIK 1425565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

(303) 222-8300

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of Each Class (1)	Trading Symbol(s)	Name of Each Exchange on Which Registered
Class A Common Stock, $.0001 par value	RGSE	None

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

As of May 13, 2019, 110,332,895 shares of the registrant’s Class A common stock and no shares of the registrant’s Class B common stock were outstanding.

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

Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, without limitation, the following: our history of operating losses; our ability to implement our revenue growth strategy, achieve our target level of sales, generate cash flow from operations, and achieve break-even and better results; our ability to achieve profitability; our ability to generate breakeven cash flow to fund our operations; our success in implementing our plans to increase future sales, and installations and revenue; rules, regulations and policies pertaining to electricity pricing and technical interconnection of customer-owned electricity generation such as net energy metering; the continuation and level of government subsidies and incentives for solar energy; existing and new regulations impacting solar installations including electric codes; future shortages in supplies for solar energy systems; the adoption and general demand for solar energy; the impact of a drop in the price of conventional energy on demand for solar energy systems; seasonality of customer demand and adverse weather conditions inhibiting the installation of solar energy systems; changing and updating technologies and the issues presented by these new technologies related to customer demand and our product offering; geographic concentration of revenue from the sale of solar energy systems in east coast states; non-compliance with or loss or suspension of licenses required for installation of solar energy systems; loss of key personnel and ability to attract necessary personnel; our failure to accurately predict future warranty claims; adverse outcomes arising from litigation and legal disputes to which we may be subject from time to time; our ability to continue to obtain services and components from suppliers, installers and other vendors; disruption of our supply chain from equipment manufacturers and potential shortages of components for solar energy systems; factors impacting the timely installation of solar energy systems; competition; costs associated with safety and construction risks; continued access to competitive third party financiers to finance customer, roofer and homebuilder solar or POWERHOUSE™ 3.0 installations; the ability to obtain requisite international product certification of POWERHOUSE™ 3.0; our ability to successfully and timely commercialize POWERHOUSE™ 3.0 during 2019 and in future years achieve market share; our ability to satisfy the conditions and our obligations under the POWERHOUSE™ 3.0 license agreement; our ability to manage supply chain in order to have production levels and pricing of the POWERHOUSE™ 3.0 shingles to be competitive; our ability to successfully expand our operations and employees and realize profitable revenue growth from the sale and installation of POWERHOUSE™ 3.0, and to the extent, anticipated; our ability to realize revenue from sales of POWERHOUSE™ arising from the California Energy Commissions’ mandate for solar systems with new home building commencing in 2020; our ability to realize revenue from written reservations for initial POWERHOUSE™ 3.0 deliveries; our ability to obtain purchase orders for POWERHOUSE™ 3.0 deliveries; competition in the built-in photovoltaic solar system business; our ability to successfully and timely expand our POWERHOUSE™ 3.0 business outside of the United States; increases in the cost of materials as a result of changes in the price of oil and foreign currency exchange risks; intellectual property infringement claims related to the POWERHOUSE™ 3.0 business; the performance of the Solar Division; the adequacy of, and access to, capital necessary to implement our revenue growth strategy; our ability to get shareholder approval to increase the authorized number of shares of our Class A common stock in connection with our 2019 annual meeting of shareholders; whether we will receive any proceeds from exercise of Class A common stock warrants; changes in general economic, business and political conditions, including tariffs or trade remedies regarding imported solar panels, cells, inverters, batteries or other products related to our business and changes in the financial markets; our ability to meet customer expectations; risks and liabilities associated with placing employees and technicians in our customers’ homes and businesses; product liability claims; the probability of the occurrence and potential magnitude of cybersecurity incidents; the adequacy of preventative actions taken to reduce cybersecurity risks and the associated costs, including, if appropriate, discussing the limits of our ability to prevent or mitigate certain cybersecurity risks; future data security breaches or our inability to protect personally identifiable information or other information about our employees and customers; the volatile market price of our Class A common stock; the dilutive effect of future issuances of stock, options, warrants or other securities and the effect on the market price of our Class A common stock; the low likelihood that we will pay any cash dividends on our Common Stock for the foreseeable future; anti-takeover provisions in our organizational documents; the terms of some of our outstanding securities and transaction documents entered into in connection with past offerings restrict our ability to enter into certain transactions or obtain financing, and could result in our paying premiums or penalties to the holders of some of our outstanding securities; our ability to identify or complete a strategic alternative that yields value for our shareholders; and such other factors as discussed throughout Part I, Item 1A, Risk Factors and Part II, Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2018 (“2018 10-K”).

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

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

REAL GOODS SOLAR, INC.

Condensed Consolidated Balance Sheets (unaudited)

	March 31,	December 31,
(in thousands, except share and per share data)	2019	2018
ASSETS
Current assets:
Cash	$2,138	$5,831
Accounts receivable, net	1,083	1,340
Costs in excess of billings	45	11
Inventory, net	3,007	1,595
Deferred costs on uncompleted contracts	263	236
Other current assets	1,789	1,613
Total current assets	8,325	10,626
Property and equipment, net	710	778
POWERHOUSE™ license, net	3,175	3,202
Operating lease right-of-use asset	2,171	-
Net investment in sales-type leases and other assets	1,570	1,654
Total assets	$15,951	$16,260
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Convertible debt, net	$-	$336
Accounts payable	1,823	862
Accrued liabilities	1,691	1,571
Operating lease liability	846	-
Deferred revenue and other current liabilities	1,807	956
Total current liabilities	6,167	3,725
Other liabilities	1,096	1,242
Operating lease liability	1,295	-
Common stock warrant liabilities	256	511
Total liabilities	8,814	5,478
Commitments and contingencies (Note 7)
Shareholders’ equity:
Preferred stock, par value $.0001 per share; 50,000,000 shares authorized; no shares issued and outstanding	-	-
Class A common stock, par value $.0001 per share; 150,000,000 shares authorized; 92,964,474 and 91,859,638 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	17	17
Class B common stock, par value $.0001 per share; 50,000,000 shares authorized; no shares issued and outstanding	-	-
Additional paid-in capital	254,139	253,331
Accumulated deficit	(247,019)	(242,566)
Total shareholders’ equity	7,137	10,782
Total liabilities and shareholders’ equity	$15,951	$16,260

See accompanying notes.

REAL GOODS SOLAR, INC.

Condensed Consolidated Statements of Operations (unaudited)

	For the Three Months Ended March 31,
(in thousands, except per share data)	2019	2018
Contract revenue:
Sale and installation of solar energy systems	$1,556	$2,520
POWERHOUSE™ Sales	65	-
Service	528	287
Leasing, net	13	15
Contract expenses:
Installation of solar energy systems	1,906	2,839
POWERHOUSE™ manufacturing	167	-
Service	441	393
Customer acquisition	1,084	1,191
Contract loss	(1,436)	(1,601)
Operating expense	3,016	2,677
Litigation	50	117
Operating loss	(4,502)	(4,395)
Change in fair value of derivative liabilities and loss on debt extinguishment	57	28
Amortization of debt discount and deferred loan costs	(53)	-
Other income	8	29
Net loss	$(4,490)	$(4,338)
Net loss per share – basic and diluted:
Basic and Diluted	$(0.05)	$(0.42)
Weighted-average shares outstanding:
Basic and Diluted	92,558	10,210

See accompanying notes.

REAL GOODS SOLAR, INC.

Condensed Consolidated Statement of Changes in Shareholders’ Equity (unaudited)

					Total
					Shareholders’
	Class A Common Stock		Additional	Accumulated	Equity
(in thousands, except share data)	Shares	Amount	Paid - in Capital	Deficit	(Deficit)
Balance, January 1, 2018	8,151,845	$8	$206,640	$(200,482)	$6,166
Proceeds from common stock offering and warrant exercises, net of costs	1,600,000	-	1,524	-	1,524
Common stock issued to settle proxy contest	600,000	-	-	-	-
Net Loss	-	-	-	(4,338)	(4,338)
Balance, March 31, 2018	10,351,845	$8	$208,164	$(204,820)	$3,352

					Total
	Class A Common Stock		Additional	Accumulated	Shareholders’
(in thousands, except share data)	Shares	Amount	Paid - in Capital	Deficit	Equity
Balance, January 1, 2019	91,859,638	$17	$253,331	$(242,566)	$10,782
Conversion of 2018 Notes	894,836	-	421	-	421
Proceeds from warrant exercises related to 2018 Note Offering	210,000	-	309	-	309
Share-based compensation	-	-	78	-	78
Adoption of lease accounting standard (see Note 3)	-	-	-	37	37
Net loss	-	-	-	(4,490)	(4,490)
Balance, March 31, 2019	92,964,474	$17	$254,139	$(247,019)	$7,137

See accompanying notes.

REAL GOODS SOLAR, INC.

Condensed Consolidated Statements of Cash Flows (unaudited)

	For the Three Months Ended March 31,
(in thousands except share data)	2019	2018
Operating activities:
Net loss	$(4,490)	$(4,338)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	72	107
Amortization of POWERHOUSE™ License	50	-
Share based compensation expense	78	-
Change in fair value of derivative liabilities and loss on debt extinguishment	(57)	(28)
Amortization of debt discount and deferred loan cost	53	-
Bad debt expense	5	29
Inventory obsolescence	7	(10)
Changes in operating assets and liabilities:
Accounts receivable	252	795
Costs in excess of billings on uncompleted contracts	(34)	-
Inventory	(1,420)	265
Deferred costs on uncompleted contracts	(27)	(51)
Net investment in sales-type leases and other current assets	(38)	19
Other non-current assets	240	22
Accounts payable	913	731
Accrued liabilities	191	(106)
Deferred revenue and other current liabilities	851	210
Other liabilities	(365)	(104)
Net cash used in operating activities	(3,719)	(2,459)
Investing activities:
Payments related to POWERHOUSE™ license	(23)	(64)
Purchases of property and equipment	(4)	(4)
Net cash used in investing activities	(27)	(68)
Financing activities:
Proceeds from warrant exercises	68	8
Transaction costs	(15)	-
Proceeds from issuance of warrants, net of costs	-	822
Proceeds from the issuance of common stock, net of costs	-	830
Net cash provided by financing activities	53	1,660
Net decrease in cash	(3,693)	(867)
Cash at beginning of period	5,831	1,170
Cash at end of period	$2,138	$303

Non-cash items
Transaction costs paid through AP	$48	$-
Issuance of Class A common stock for conversion of 2018 Notes, net of costs	421	-
Issuance of Class A common stock for exercise of common stock warrants	309	-
Recognition of right-of-use asset upon adoption of ASC 842	2,397	-
Recognition of lease liability upon adoption of ASC 842	2,360	-

See accompanying notes.

Notes to Condensed Consolidated Financial Statements

1. Organization, Nature of Operations, and Principles of Consolidation

Real Goods Solar, Inc. (the “Company” or “RGS”) is in the solar energy stem business as (i) a manufacturer of POWERHOUSE™ 3.0 in-roof solar shingles and (ii) a residential and small business commercial solar energy engineering, procurement, and construction (“EPC”) firm.

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

POWERHOUSE™ License Agreement

A material significant event occurred on September 29, 2017 (the “Effective Date”), when the Company executed an exclusive domestic and international world-wide Technology License Agreement (the “License”) with Dow Global Technologies LLC (“Dow”) for its POWERHOUSE™ in-roof solar shingle (“POWERHOUSE™”). The License allows RGS to market the POWERHOUSE™ 3.0 product using the Dow name, and under the terms of the License agreed to a license fee of $3 million. The License requires the Company to commercialize and sell a minimum of 50 megawatts of solar within 5-years of the Effective Date to retain exclusive world-wide rights.

The Company obtained Underwriters Laboratories (“UL”) certification for POWERHOUSE™ 3.0 during November 2018, immediately after which the Company commenced commercialization entailing the manufacturing, marketing and sale of POWERHOUSE™ to roofing companies and homebuilders. The first purchase order for POWERHOUSE™ 3.0 was received from a customer on December 27, 2018 and shipped to the customer in January 2019.

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

On March 27, 2019, the Company’s Board of Directors determined to exit its mainland residential solar business to focus on the POWERHOUSE™ in-roof shingle market and reduce overall cash outflow, with the goal of maximizing future shareholder value. The Company believes this structure and realignment enables it to effectively manage its operations and resources. This realignment is expected to result in the reduction of workforce payroll plus burden of approximately $4.0 million annually.

As of March 31, 2019, the Company has cash of $2.1 million, working capital of $2.2 million and shareholders’ equity of $7.1 million.

The Company has experienced recurring operating losses and negative cash flow from operations which have necessitated:

•	Exiting the mainland residential division and execution of a reduction in workforce;

•	Focusing on growing POWERHOUSE™ revenue through a re-allocation of personnel to POWERHOUSE™ sales and initiating sales to other solar installers and distribution companies; and

•	Raising additional capital. See Note 10. Subsequent Events for transaction to raise $3.3 million during the second quarter of 2019.

No assurances can be given that the Company will be successful with its plans to grow revenue for profitable operations.

The Company has historically incurred a cash outflow from its operations as its revenue has not been at a level for profitable operations. As discussed above, a key component of the Company’s revenue growth strategy is the sale of the POWERHOUSE™ 3.0 in-roof solar shingle. The Company obtained UL certification for POWERHOUSE™ at the close of 2018 and therefore only recently has begun to market POWERHOUSE™ at the start of 2019. The Company believes that it will require several quarters to generate sales to meet its goals for profitable operations.

The first quarter of the year has always been one of the Company’s slowest sales periods and as such, this is a period of higher cash outflow. POWERHOUSE™ 3.0 sales during the first quarter of 2019 have been materially less than the Company’s expectations and, accordingly, the Company raised additional capital during the second quarter of 2019. See Note 10. Subsequent Events for further detail.

As discussed above, (i) the Company expects that future sales of POWERHOUSE™ 3.0 in-roof solar shingles will be its primary source of revenue and (ii) the Company only recently began marketing POWERHOUSE™ 3.0, and accordingly, expects to incur a quarterly cash outflow for a portion of 2019.

2. Significant Accounting Policies

The Company made no changes to its significant accounting policies during the three months ended March 31, 2019, however it implemented Accounting Standards Codification (“ASC”) 842 as discussed in Note 3.

Recently Adopted Accounting Standards

ASU 2017-11

On July 13, 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2017-11 (“ASU 2017-11”), Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. The amendments in Part I of ASU 2017-11 change the classification analysis of certain equity- linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. The amendments in Part II of ASU 2017-11 recharacterize the indefinite deferral of certain provisions of Topic 480 to a scope exception. The Company adopted ASU 2017-11 during the three months ended March 31, 2019 however, the amendments within ASU 2017-11 do not have any current accounting impact on the Company.

Recently Issued Accounting Standards

ASU 2016-13

On June 16, 2016, the FASB issued Accounting Standards Update No. 2016-13 (“ASU 2016-13”), Financial Instruments—Credit Losses (Topic 326). ASU 2016-13 requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. Additionally, any credit losses relating to available-for-sale debt securities will need to be recorded through an allowance for credit losses upon adoption. ASU 2016-13 is effective for the Company for fiscal years beginning after December 15, 2019 however, the Company does not expect adoption to have any accounting impact. The Company does not carry any financial assets measured at amortized cost or available-for-sale debt securities.

3. Leases

In February 2016, the FASB issued a new standard related to leases to increase transparency and comparability among organizations by requiring the recognition of rights-of-use (“ROU”) assets and lease liabilities on the balance sheet. Most prominent among the changes in the standard is the recognition of ROU assets and lease liabilities by lessees for those leases classified as operating leases. The Company has adopted the new standard on January 1, 2019 and used the effective date as its date of initial application. Consequently, financial information will not be updated, and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. The cumulative effect of the change in accounting principal upon adoption of ASC 842 has resulted in an adjustment to retained earnings of $0.04 million as of January 1, 2019. Additionally, a right-of-use asset in the amount of $2.1 million was recognized in non-current assets with offsetting lease liabilities of $0.8 million and $1.3 million recorded in current and non-current liabilities respectively.

The Company has operating leases for corporate offices, warehouses, fleet vehicles and certain office equipment. Its leases have remaining lease terms of 1 year to 5 years, some of which include options to extend the leases for up to 3 years. Options to extend have been recognized as part of the Company’s ROU assets and lease liabilities for our warehouse and corporate office leases in Bloomfield, CT and Kailua, HI. As of the date of adoption of ASC 842, the Company had exercised the extension option for these two locations creating a remaining lease term of 1 year. As for the remaining leases, the Company was not reasonably certain that it would exercise its option to extend the leases and they have not been recognized as part of the Company’s right-of-use assets and lease liabilities. Additionally, the Company is the lessor of leased solar systems with 20-year terms which have been classified as sales-type leases. These solar system leases have the option to extend for one or more additional one-year renewal terms.

The Company has elected the “package of practical expedients” and has not reassessed whether the lease contracts contain a lease, their lease classifications or initial direct costs. Additionally, the Company has made an accounting policy election to exclude immaterial leases from lease accounting and will continue to expense them as incurred similar to its capitalization policy. The new standard also provides practical expedients for an entity’s ongoing accounting. The Company has elected the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, the Company will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. The Company has also elected the practical expedient to not separate lease and non-lease components for all of its leases where the Company is the lessee. Significant judgements have been made in the determination of the discount rate for the leases. The rate implicit in the leases was not readily determinable so the Company has used the incremental borrowing rate for measuring the leases liabilities and right-of-use asset. The Company used yields of syndicated loans from comparable companies to estimate an incremental borrowing rate. These loans were collateralized as required by ASC 842 and had similar credit ratings as the Company.

Operating lease costs for the three months ended March 31, 2019 were $0.3 million. Cash paid for amounts included in the measurement of lease liabilities amounted to $0.5 million for the three months ended March 31, 2019 and have been included within the operating section of the Condensed Consolidated Statements of Cash Flows. Non-cash activities related to the adoption of ASC 842 include additions to right-of-use assets of $2.4 million arising from operating lease liabilities. The weighted average remaining lease term and weighted average discount rate are as follows:

March 31,
2019
Weighted Average Remaining Lease Term
Operating Leases	2.57 years
Weighted Average Discount Rate
Operating Leases	15%

Maturities of lease liabilities are as follows:

March 31,
2019
Maturities of lease liabilities
2019	$1,096,168
2020	826,313
2021	604,054
2022	44,709
2023	-
Thereafter	-
Total lease payments	2,571,244
Less imputed interest	(430,306)
Total	$2,140,938

In determining the amount the Company expects to derive from the leased solar systems following the end of the lease term, it used significant assumptions. At lease inception, the Company engaged the services of a third-party to perform a study of the future fair market value through the end of the assumed lease term of 20 years using a cost approach and income approach. Inflation was projected based on historical trends to determine the residual value in real dollars. The Company has managed the risk associated with the residual value of its leased panels by incorporating system, home and property maintenance requirements within each lease. The Company expects to derive approximately $0.3 million from the underlying solar panels following the end of the lease term.

Maturities of lease receivables are as follows:

March 31,
2019
Maturities of lease receivables
2019	$62,335
2020	84,441
2021	85,912
2022	87,426
2023	88,983
Thereafter	1,060,243
Total lease receivables	1,469,340
Less imputed interest	(625,500)
Present value of lease receivables	843,840
Plus Unguaranteed residual	251,669
Plus Deferred operations and maintenance expenses	60,570
Less Initial direct costs	(80,574)
Total	$1,075,505

The components of the Company’s aggregate net investment in sales-type leases as of March 31, 2019 include lease receivables of $1.5 million, unguaranteed residual assets of $0.3 million, initial direct cost of ($0.08) million, deferred operations and maintenance expense of $0.06 million and unearned revenue of $0.6 million.

4. Inventory

Inventory for our Solar Division consists primarily of solar energy system components (such as solar panels and inverters) and its cost is determined by the first-in, first-out ("FIFO") method. The inventory is stated at the lower of cost or net realizable value with an allowance for slow moving and obsolete inventory items based on an estimate of the markdown to the retail price required to sell or dispose of such items. The Company has an allowance for obsolete or slow-moving inventory of $0.7 million at March 31, 2019 and December 31, 2018, respectively.

POWERHOUSE™ inventories are recorded at lower of cost (incurred from third party supply channel manufacturers) or net realizable value. Cost is determined using the FIFO method. Management will establish an estimated excess and obsolete inventory reserve based on slow-moving and obsolete inventory. As of March 31, 2019, and December 31, 2018, there was no excess and obsolete inventory reserve.

	March 31,	December 31,
	2019	2018

Productive material, work in process and supplies	$1,375	$92
Finished product, including service parts, etc.	2,310	2,174
Total inventories	3,685	2,266
Reserve for obsolescence	(678)	(671)
Total inventories, net	$3,007	$1,595

5. Accrued Liabilities

Accrued liabilities consist of the following:

	March 31,	December 31,
(in thousands)	2019	2018
Accrued Expenses	$931	$924
Accrued Compensation	664	476
Other	49	69
Accrued Project Costs	47	102
Total	$1,691	$1,571

6. Related Parties

On May 23, 2017, the Company entered into an agreement with Mobomo, LLC (“Mobomo”) for the design and development of intellectual property at a cost of $0.5 million. The intellectual property consisted of an integrated mobile phone application and the new RGS 365™ customer portal. As of March 31, 2019 and December 31, 2018, Mobomo provided data hosting services which totaled approximately $4,000 and $20,000, respectively.

Mobomo’s Chief Executive Officer Brian Lacey is the son of the Company’s CEO Dennis Lacey. The Company approved the agreement in accordance with its related-party transaction policy.

7. Contingencies

The Company is subject to risks and uncertainties in the normal course of business, including legal proceedings; governmental regulation, such as the interpretation of tax and labor laws; and the seasonal nature of its business due to weather-related factors. The Company has accrued a liability for probable and estimable costs incurred with respect to identified risks and uncertainties based upon the facts and circumstances currently available.

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

The following tables present the fair values of derivative instruments included in our consolidated balance sheets as of March 31, 2019 and December 31, 2018 (in thousands) respectively:

Fair Value of Derivative Instruments

	Liability Derivatives
	March 31, 2019		December 31, 2018
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Deriviative liability	N/a	$-	Convertible debt, net	$344

The Effect of Derivative Instrument on the Statement of Operations

for the Three Months Ended March 31, 2019 and 2018

		Amount of Loss Recognized in Statement of Operations
Derivatives not designated as hedging instruments	Location of Loss Recognized in Statement of Operations	2019	2018
2018 Notes Conversion Options
	Change in fair value of derivative liabilities and loss on debt extinguishment	$57	$-
	Amortization of debt discount & deferred loan costs	(53)	-
		$4	$-

The Company accounts for Series Q warrants in accordance with ASC 480. The Series Q warrants are accounted for as liabilities due to provisions in the warrants allowing the warrant holders to request redemption, upon a change of control, and failure to timely deliver shares of Class A common stock upon exercise or default. The Company classifies these warrant liabilities on the Consolidated Balance Sheet as long-term liabilities, which are revalued at each balance sheet date subsequent to their initial issuance. The Company used a Black Scholes pricing model to value these warrant liabilities which is based, in part, upon unobservable inputs some of which have little or no market data, requiring the Company to develop its own assumptions. The following tables summarize the basis used to measure certain financial assets and liabilities at fair value on a recurring basis in the consolidated balance sheets:

Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Items	Inputs	Inputs
Balance at March 31, 2019 (in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Common stock warrant liability	$256	-	-	$256
	$256	-	-	$256

The following table shows the reconciliation from the beginning to the ending balance for the Company’s common stock warrant liability and embedded derivative liability measured at fair value on a recurring basis using significant unobservable inputs (i.e. Level 3) for the period ended March 31, 2019:

		Embedded
	Common Stock	derivative
(in thousands)	warrant liability	liability	Total
Fair value of financial liabilities at December 31, 2018	$511	$344	$855
Change in the fair value of common stock warrant liabilities, net	(14)	-	(14)
Adjustment for exercise of common stock warrant liabilities	(241)	-	(241)
Investor Notes	-	109	109
Change in the fair value of derivative liabilities	-	(211)	(211)
Conversions of 2018 Notes	-	(242)	(242)
Fair value of financial liabilities at March 31, 2019	$256	$-	$256

2018 Notes Derivative Liability

The Company’s Senior Convertible Notes issued on April 9, 2018 (“2018 Notes”) had a maturity date of April 9, 2019. As such, the Company made the assumption that as of the period ended March 31, 2019, noteholders most likely would not convert the remaining notes. Additionally, information available to the Company after period end supported this assumption and the conversion option derivative liability was determined to have a value of $0 as of March 31, 2019.

Common Stock Warrants

The fair value of Series Q Warrants was derived using a Black Scholes pricing model, which is based, in part, upon unobservable inputs for which there is little or no market data, requiring the Company to develop its own assumptions. The Series Q Warrants had previously been valued using the Monte Carlo model however, due to the immaterial difference in valuations between the two models, the Company utilized Black Scholes. The assumptions used in the Black Scholes model were as follows:

	Exercise Price	Strike Floor	Closing Market Price (average)	Risk-free Rate	Dividend Yield	Market Price Volatility	Remaining Term (years)
Warrant Liability March 31, 2019	$0.32	N/a	$0.31	2.23%	0.00%	144%	4.02

Other Financial Instruments

The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, deferred revenue and convertible debt. The carrying values of these financial instruments approximate their fair values, due to their short-term nature.

9. Segment Information

Financial information for the Company’s segments and a reconciliation of the total of the reportable segments’ income (loss) from operations (measures of profit or loss) to the Company’s consolidated net loss are as follows:

(in thousands)	2019	2018
Contract revenue:
Solar Division	$2,060	$2,810
POWERHOUSE™	65	-
Other	37	12
Consolidated contract revenue	2,162	2,822
Operating loss:
Solar Division	(1,618)	(1,425)
POWERHOUSE™	(461)	(53)
Other	(2,423)	(2,917)
Operating loss	(4,502)	(4,395)
Reconciliation of consolidated loss from operations to consolidated net loss:
Other income	8	29
Change in fair value of derivative liabilities and loss on debt extinguishment	57	28
Amortization of debt discount and deferred loan costs	(53)	-
Net loss	$(4,490)	$(4,338)

The following is a reconciliation of reportable segments’ assets to the Company’s consolidated total assets. The Other segment includes certain unallocated corporate amounts.

	March 31,	December 31,
(in thousands)	2019	2018
Total assets:
Solar Division	$9,112	$7,136
POWERHOUSE™	6,403	4,298
Other	436	4,826
	$15,951	$16,260

10. Subsequent Events

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operations and financial condition. You should read this analysis in conjunction with our interim condensed consolidated financial statements and related footnotes. This discussion and analysis contains statements of a forward-looking nature relating to future events or our future financial performance. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements, including those set forth in our 2018 10-K and in this report for the period ended March 31, 2019.

Overview

For the last 40 years, we have been a residential and small business commercial solar EPC company. We offer turnkey services, including design, procurement, permitting, build-out, grid connection, financing referrals and warranty and customer satisfaction activities. Our solar energy systems use high- quality solar photovoltaic modules. We use proven technologies and techniques to help customers achieve meaningful savings by reducing their utility costs. In addition, we help customers lower their reliance upon fossil fuel energy sources.

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

As an EPC company, we generally recognize revenue from solar energy systems sold to our customers when we install the solar energy system. Our business requires that we incur costs of acquiring solar panels and labor to install solar energy systems on our customer rooftops up-front and receive cash from customers thereafter. As a result, during periods when we are increasing sales, we expect to have negative cash flow from operations.

As manufacturer of POWERHOUSE™, we will recognize revenue upon transfer of control to the customer. During 2018, we established a supply chain to manufacture POWERHOUSE™. We also began building a nationwide network of local roofers and solar installers. We received our first purchase order from a customer on December 27, 2018 and shipped to the customer in January 2019.

POWERHOUSE™ License

A material significant event occurred on September 29, 2017, when we executed the License with Dow, providing us an exclusive domestic and international right to commercialize the POWERHOUSE™ in-roof solar shingle, an innovative and aesthetically pleasing solar shingle system developed by Dow. The POWERHOUSE™ 1.0 and 2.0 versions used CIGS (copper indium gallium selenide solar cells) technology which had a high manufacturing cost, resulting in the product not being consumer price friendly. Conversely, the POWERHOUSE™ 3.0 version was developed with traditional silicon solar cells to increase solar production and to provide a competitive consumer price point.

In addition to the License, we executed a Trademark License Agreement (the “TLA”), a Technology Service Agreement and a Sales Agreement- Surplus Property with Dow. The execution of the TLA allows us to market the POWERHOUSE™ 3.0 product using the Dow name.

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

As of March 31, 2019, we have invested approximately $3.2 million that has been capitalized to the POWERHOUSE™ License, an intangible asset on the Consolidated Balance Sheet.

Key Metrics

Key operational metric, gross margin on residential segment, currently our largest segment

We  utilize a job costing system whereby employees record their time to projects. We accumulate the cost of idle time reflecting the cost we incur to maintain a construction organization until our revenue grows, allowing for greater utilization of our construction organization. Cost of goods sold (“COGS”) include direct project installation costs (materials, labor, travel, financing fees, and estimated warranty costs) and indirect costs for project installation support (including un-utilized labor of idle time of construction crews, supplies, and insurance). We employ an internal time reporting system to determine COGS and resulting gross margin percentage used by us to measure our performance in achieving gross margin percentage targets. Further, we measure COGS per watt based upon COGS, excluding idle time, divided by the aggregate watts of systems installed during the period. For financial reporting purposes, COGS include the idle time of construction crews. Gross margin percentage on actual installation time is not a measure defined by generally accepted accounting principles.

The majority of indirect labor costs are fixed, which impacts the gross margin percentage when we consider idle time. Additionally, we utilized a third party to sell excess or obsolete inventory which was excluded from the gross margin percentage below. The decrease in gross margin quarter-over-quarter, shown below, is due to the impact of these fixed costs spread across lesser installation revenue.

	Three Months Ended
	March 31, 2019	March 31, 2018
Gross margin % on actual installation time	22.0%	23.0%
Gross margin % including idle time	-12.0%	1.0%

Backlog

Backlog represents the dollar amount of revenue that we may recognize in the future from signed contracts to install solar energy systems that have not yet been installed without taking into account possible future cancellations. Backlog is not a measure defined by GAAP and is not a measure of contract profitability. Our methodology for determining backlog may not be comparable to methodologies used by other companies in determining their backlog amounts. The backlog amounts we disclose are net of cancellations and include anticipated revenues associated with (i) the original contract amounts, and (ii) change orders for which we have received written confirmations from the applicable customers. Backlog may not be indicative of future operating results, and projects in our backlog may be cancelled, modified or otherwise altered by customers. Due to the exit from our mainland residential business, we do not expect to enter into new contracts to install residential solar energy systems in the mainland and will focus on converting existing backlog as of March 31, 2019 into sales. We can provide no assurance as to the profitability of our contracts reflected in backlog.

The following table summarizes changes to our backlog for the Solar Division during the three-month period ended March 31, 2019:

(in thousands)	Solar Division
Backlog at January 1, 2019	$15,657
Bookings from new awards (“Sales”)	8,121
Cancellations and reductions on existing contracts	(4,503)
Amounts recognized in revenue upon installation	(1,386)
Backlog at March 31, 2019	$17,889

Critical Accounting Policies and Estimates

There were no material changes to our critical accounting policies or estimates during the three months ended March 31, 2019 from those disclosed in our 2018 10-K. The adoption of ASC 842 related to leases has not had a material impact on our results of operation, financial condition or cash flows.

Results of Operations

Three Months Ended March 31, 2019

Contract revenue:

Sale and installation of solar energy systems. Sale and installation of solar energy system revenue decreased by $0.9 million, or 38%, to $1.6 million during the three months ended March 31, 2019, from $2.5 million during the three months ended March 31, 2018. This decrease in revenue was primarily due to inclement weather restricting our ability to access rooftops and incentive delays.

Contract expenses:

Installation of solar energy systems. Installation of solar energy system expenses decreased $0.9 million, or 32.9%, to $1.9 million during the three months ended March 31, 2019, from $2.8 million during the three months ended March 31, 2018. The reduction of contract expenses reflects the lower revenue for the three months ended March 31, 2019 as compared to 2018.

Operating Expenses. Operating expenses for the three months ended March 31, 2019 was $3.0 million compared to $2.7 million during the three months ended March 31, 2018, an increase of $0.3 million, or 12.7%, primarily due to expansion of the operations team over the previous 12-month period.

Seasonality

Our quarterly net revenue and operating results for solar energy system installations are difficult to predict and have, in the past, and may, in the future, fluctuate from quarter to quarter as a result of changes in state, federal, or private utility company subsidies, as well as weather, economic trends and other factors. We have historically experienced seasonality in our solar installation business, with the first quarter representing our lowest installation quarter of the year primarily due to adverse weather. Further, we have historically experienced seasonality in our sales of solar systems, with the fourth and first quarters of the year seeing less sales orders than the second and third quarters.

As we have just begun to market POWERHOUSE™ in-roof shingles, we do not have historical experience to assess seasonality for this line of business.

Liquidity and Financial Resources Update

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

On March 27, 2019, the Company’s Board of Directors determined to exit its mainland residential solar business to focus on the POWERHOUSE™ in-roof shingle market and reduce overall cash outflow, with the goal of maximizing future shareholder value. The Company believes this structure and realignment enables it to effectively manage its operations and resources. This realignment is expected to result in the reduction of workforce payroll plus burden of approximately $4.0 million annually.

As of March 31, 2019, we have cash of $2.1 million, working capital of $2.2 million and shareholders’ equity of $7.1 million.

We have experienced recurring operating losses and negative cash flow from operations which have necessitated:

•	Exiting the mainland residential division and execution of a reduction in workforce;

•	Focusing on growing POWERHOUSE™ revenue through a re-allocation of personnel to POWERHOUSE™ sales and initiating sales to other solar installers and distribution companies; and

•	Raising additional capital. See Note 10. Subsequent Events for transaction to raise $3.3 million during the second quarter of 2019.

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

The Company has prepared its business plan for the ensuing twelve months, which includes the following:

•	Exit from the mainland residential division which historically has generated material cash outflows;
•	Generate POWERHOUSE™ revenue through sales to local roofing companies, home builders and EPC companies;
•	Raising additional capital. See Note 10. Subsequent Events for transaction to raise $3.3 million during the second quarter of 2019;
•	Convert current mainland residential backlog into revenue through authorized third-party integrators; and
•	Increase sales and installations with commercial customers on the mainland and sales and installations of residential and commercial systems in Hawaii.

We may have access to cash from exercises of outstanding Class A common stock. The maximum cash from exercises of outstanding Class A common stock warrants is the mathematical result of the number of warrant shares times the respective exercise price per share. The majority of these Class A common stock warrants have exercise prices at or below $3.10 per share and would result in cash receipts of $21.4 million if all investors elect cash exercises (not cashless exercises). No assurances can be given that the investors will exercise their remaining Class A common stock warrants.

We believe we have arranged for the capital to commercialize POWERHOUSE™ 3.0. No assurances can be given that we will successfully commercialize POWERHOUSE™ 3.0.

Cash Flows

The following table summarizes our primary sources (uses) of cash during the periods presented:

	For the Three Months
	Ended March 31,
	2019	2018
Net cash (used in) provided by:
Operating activities	$(3,719)	$(2,459)
Investing activities	(27)	(68)
Financing activities	53	1,660
Net increase (decrease) in cash	$(3,693)	$(867)

Operating activities. Our operating activities used net cash of $3.7 million and $2.5 million during the three months ended March 31, 2019 and 2018, respectively. Our increase in cash used in operations of $1.2 million was primarily attributable to an increase in manufactured POWERHOUSE™ inventory of approximately $1.3 million.

Investing activities. Cash used in investing activities during the three months ended March 31, 2019 and 2018, were immaterial.

Financing activities. We raised net cash of approximately $1.7 million from the issuance of securities during the three months ended March 31, 2018.

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

Risk Factors

We caution that there are risks and uncertainties that could cause our actual results to be materially different from those indicated by forward-looking statements that, from time-to-time, we make in filings with the SEC, news releases, reports, proxy statements, registration statements and other written communications as well as oral forward-looking statements made by our representatives. These risks and uncertainties include, but are not limited to, those risks set forth listed in the section entitled “RISK FACTORS” in our 2018 10-K, which is on file with the SEC. Except for the historical information contained herein, the matters discussed in this analysis are forward-looking statements that involve risk and uncertainties, including, but not limited to, general economic and business conditions, competition, pricing, brand reputation, consumer trends, and other factors which are often beyond our control.

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

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon their evaluation as of March 31, 2019, they have concluded that those disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2019, we implemented controls to ensure we adequately evaluated our contracts and properly assessed the impact of the new lease accounting standard on our financial statements to facilitate the adoption of the standard on January 1, 2019. There were no other changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, the Company may be involved in legal proceedings that are considered to be in the normal course of business. There were no material developments to previously reported legal proceedings during the three months ended March 31, 2019.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in Item 1A of the Company’s 2018 10-K.

Item 6.	Exhibits.

Exhibit No.	Description

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf, by the undersigned, thereunto duly authorized.

Real Goods Solar, Inc.
(Registrant)

Date: May 15, 2019	By:	/s/ Dennis Lacey
Dennis Lacey
Chief Executive Officer and Director (Authorized Officer)

Date: May 15, 2019	By:	/s/ Alan Fine
Alan Fine
Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: May 15, 2019	By:	/s/ Nicolle Dorsey
Nicolle Dorsey
Principal Accounting Officer and Controller

