Form 10-Q
period 2019-06-30
Real Goods Solar, Inc.
filed 2019-08-13
CIK 1425565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

(303) 222-8300

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
N/A	N/A	N/A

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

As of August 12, 2019, 115,521,830 shares of the registrant’s Class A common stock and no shares of the registrant’s Class B common stock were outstanding.

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

Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, without limitation, the following: our history of operating losses; our ability to implement our revenue growth strategy, achieve our target level of sales, generate cash flow from operations, and achieve break-even and better results; our ability to achieve profitability; our ability to generate breakeven cash flow to fund our operations; our success in implementing our plans to increase future sales, and installations and revenue; rules, regulations and policies pertaining to electricity pricing and technical interconnection of customer-owned electricity generation such as net energy metering; the continuation and level of government subsidies and incentives for solar energy; existing and new regulations impacting solar installations including electric codes; future shortages in supplies for solar energy systems; the adoption and general demand for solar energy; the impact of a drop in the price of conventional energy on demand for solar energy systems; seasonality of customer demand and adverse weather conditions inhibiting the installation of solar energy systems; changing and updating technologies and the issues presented by these new technologies related to customer demand and our product offering; non-compliance with or loss or suspension of licenses required for installation of solar energy systems; loss of key personnel and ability to attract necessary personnel; our failure to accurately predict future warranty claims; adverse outcomes arising from litigation and legal disputes to which we may be subject from time to time; our ability to continue to obtain services and components from suppliers, installers and other vendors; disruption of our supply chain from equipment manufacturers and potential shortages of components for solar energy systems; factors impacting the timely installation of solar energy systems; competition; costs associated with safety and construction risks; continued access to competitive third party financiers to finance customer, roofer and homebuilder solar or POWERHOUSE™ 3.0 installations; the ability to obtain requisite international product certification of POWERHOUSE™ 3.0; our ability to successfully and timely commercialize POWERHOUSE™ 3.0 during 2019 and in future years achieve market share; our ability to satisfy the conditions and our obligations under the POWERHOUSE™ 3.0 license agreement; our ability to manage supply chain in order to have production levels and pricing of the POWERHOUSE™ 3.0 shingles to be competitive; our ability to realize profitable revenue growth from the sale of POWERHOUSE™ 3.0, and to the extent, anticipated; our ability to realize revenue from sales of POWERHOUSE™ arising from the California Energy Commissions’ mandate for solar systems with new home building commencing in 2020; our ability to increase the rate of participation within our network; our ability to obtain purchase orders for POWERHOUSE™ 3.0 deliveries; competition in the built-in photovoltaic solar system business; our ability to successfully and timely expand our POWERHOUSE™ 3.0 business outside of the United States; increases in the cost of materials as a result of changes in the price of oil and foreign currency exchange risks; intellectual property infringement claims related to the POWERHOUSE™ 3.0 business; the performance of the Solar Division; our ability to realize revenue from backlog and sales pipeline for POWERHOUSE™; the adequacy of, and access to, capital necessary to implement our revenue growth strategy; whether we will receive any proceeds from exercise of Class A common stock warrants; changes in general economic, business and political conditions, including tariffs or trade remedies regarding imported solar panels, cells, inverters, batteries or other products related to our business and changes in the financial markets; our ability to meet customer expectations; risks and liabilities associated with placing employees and technicians in our customers’ homes and businesses; product liability claims; whether we will realize increased market penetration from our brand and network supporting activities; the probability of the occurrence and potential magnitude of cybersecurity incidents; the adequacy of preventative actions taken to reduce cybersecurity risks and the associated costs, including, if appropriate, discussing the limits of our ability to prevent or mitigate certain cybersecurity risks; future data security breaches or our inability to protect personally identifiable information or other information about our employees and customers; the volatile market price of our Class A common stock; the low likelihood that we will pay any cash dividends on our Class A common stock for the foreseeable future; anti-takeover provisions in our organizational documents; the terms of some of our outstanding securities and transaction documents entered into in connection with past offerings restrict our ability to enter into certain transactions or obtain financing, and could result in our paying premiums or penalties to the holders of some of our outstanding securities; our ability to identify or complete a strategic alternative that yields value for our shareholders; and such other factors as discussed throughout Part I, Item 1A, Risk Factors and Part II, Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2018 (“2018 10-K”) and Part I, Item 2, Management’s Discussion and Analysis of Financial Conditions and Results of Operations and Part II, Item 1A, Risk Factors included in our Quarterly Report on Form 10-Q for the period ended March 31, 2019 and this report.

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

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

REAL GOODS SOLAR, INC.

Condensed Consolidated Balance Sheets (unaudited)

	June 30,	December 31,
(in thousands, except share and per share data)	2019	2018
ASSETS
Current assets:
Cash	$1,696	$5,831
Accounts receivable, net	985	1,340
Costs in excess of billings	92	11
Inventory, net	4,638	1,595
Deferred costs on uncompleted contracts	206	236
Other current assets	1,048	1,613
Total current assets	8,665	10,626
Property and equipment, net	635	778
POWERHOUSE™ license, net	3,245	3,202
Operating lease right-of-use asset	1,464	-
Net investment in sales-type leases and other assets	1,476	1,654
Total assets	$15,485	$16,260
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Convertible debt, net	$-	$336
Accounts payable	2,444	862
Accrued liabilities	2,105	1,811
Operating lease liability	616	-
Deferred revenue and other current liabilities	921	716
Total current liabilities	6,086	3,725
Other liabilities	954	1,242
Operating lease liability	894	-
Common stock warrant liabilities	3,766	511
Total liabilities	11,700	5,478
Commitments and contingencies

Mezzanine equity:
Redeemable placement agent common stock warrants	195	-

Shareholders’ equity:
Preferred stock, par value $.0001 per share; 50,000,000 shares authorized; no shares issued and outstanding	-	-
Class A common stock, par value $.0001 per share; 150,000,000 shares authorized; 114,021,830 and 91,859,638 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	19	17
Class B common stock, par value $.0001 per share; 50,000,000 shares authorized; no shares issued and outstanding	-	-
Additional paid-in capital	255,715	253,331
Accumulated deficit	(252,144)	(242,566)
Total shareholders’ equity	3,590	10,782
Total liabilities, mezzanine equity and shareholders’ equity	$15,485	$16,260

See accompanying notes.

REAL GOODS SOLAR, INC.

Condensed Consolidated Statements of Operations (unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share data)	2019	2018	2019	2018
Contract revenue:
Sale and installation of solar energy systems	$1,887	$3,358	$3,443	$5,879
POWERHOUSE™ Sales	106	-	171	-
Service	293	196	821	484
Leasing, net	8	14	21	29
Contract expenses:
Installation of solar energy systems	1,780	3,008	3,686	5,801
POWERHOUSE™ manufacturing	270	4	437	5
Service	278	340	719	732
Customer acquisition	529	793	1,613	1,981
Contract loss	(563)	(577)	(1,999)	(2,127)
Operating expense	2,640	2,250	5,656	4,974
Goodwill Impairment	-	1,338	-	1,338
Litigation	149	44	199	161
Operating loss	(3,352)	(4,209)	(7,854)	(8,600)
Change in fair value of derivative liabilities and loss on debt extinguishment	(1,502)	(3,073)	(1,445)	(3,046)
Amortization of debt discount and deferred loan costs	(234)	(1,435)	(287)	(1,435)
Other income	12	955	20	985
Net loss	$(5,076)	$(7,762)	$(9,566)	$(12,096)
Net loss per share – basic and diluted:
Basic and Diluted	$(0.05)	$(0.72)	$(0.09)	$(1.15)
Weighted-average shares outstanding:
Basic and Diluted	109,521	10,757	101,242	10,485

See accompanying notes.

REAL GOODS SOLAR, INC.

Condensed Consolidated Statement of Changes in Equity (unaudited)

					Total
					Shareholders’
	Class A Common Stock		Additional	Accumulated	Equity	Mezzanine
(in thousands, except share data)	Shares	Amount	Paid - in Capital	Deficit	(Deficit)	Equity
Balance, January 1, 2018	8,151,845	$8	$206,640	$(200,482)	$6,166	$-
Proceeds from common stock offering and warrant exercises, net of costs	1,600,000	-	1,524	-	1,524	-
Common stock issued to settle proxy contest	600,000	-	-	-	-	-
Net Loss	-	-	-	(4,334)	(4,334)	-
Balance, March 31, 2018	10,351,845	$8	$208,164	$(204,816)	$3,356	$-

Conversion of 2018 Notes, net of costs	5,109,553	1	3,821	-	3,822	-
Procees from warrant exercises related to 2018 Note Offering	200,000	-	373	-	373	-
Share-based compensation	-	-	88	-	88	-
Net loss	-	-		(7,762)	(7,762)	-
Balance, June 30, 2018	15,661,398	$9	$212,446	$(212,578)	$(123)	$-

					Total
	Class A Common Stock		Additional	Accumulated	Shareholders’	Mezzanine
(in thousands, except share data)	Shares	Amount	Paid - in Capital	Deficit	Equity	Equity
Balance, January 1, 2019	91,859,638	$17	$253,331	$(242,566)	$10,782	$-
Conversion of 2018 Notes	894,836	-	421	-	421	-
Proceeds from warrant exercises related to 2018 Note Offering	210,000	-	309	-	309	-
Share-based compensation	-	-	78	-	78	-
Adoption of lease accounting standard	-	-	-	37	37	-
Net loss	-	-	-	(4,490)	(4,490)	-
Balance, March 31, 2019	92,964,474	$17	$254,139	$(247,019)	$7,137	$-

Common stock offering, net of warrant liability and offering costs	15,938,280	2	114	-	116	-
Warrant exercises related to 2019 Offering	5,119,076	-	1,598	-	1,598	-
Share-based compensation	-	-	59	-	59	-
Adoption of lease accounting standard	-	-	-	(49)	(49)	-
Net loss	-	-	-	(5,076)	(5,076)	-
Redeemable placement agent common stock warrants	-	-	(195)	-	(195)	195
Balance, June 30, 2019	114,021,830	$19	$255,715	$(252,144)	$3,590	$195

See accompanying notes.

REAL GOODS SOLAR, INC.

Condensed Consolidated Statements of Cash Flows (unaudited)

	For the Six Months Ended June 30,
(in thousands except share data)	2019	2018
Operating activities:
Net loss	$(9,566)	$(12,096)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	146	211
Amortization of POWERHOUSE™ License	100	-
Share based compensation expense	137	88
Goodwill impairment	-	1,338
Change in fair value of derivative liabilities and loss on debt extinguishment	1,445	3,046
Amortization of debt discount and deferred loan cost	287	1,435
Bad debt expense	75	117
Inventory obsolescence	(180)	(36)
Gain on settlement of liability	-	(942)
Changes in operating assets and liabilities:
Accounts receivable	280	701
Costs in excess of billings on uncompleted contracts	(81)	62
Inventory	(2,863)	565
Deferred costs on uncompleted contracts	30	10
Net investment in sales-type leases and other current assets	541	3
Other non-current assets	1,041	306
Accounts payable	1,582	(181)
Accrued liabilities	351	12
Deferred revenue and other current liabilities	205	(91)
Other liabilities	(1,163)	(386)
Net cash used in operating activities	(7,633)	(5,838)
Investing activities:
Payments related to POWERHOUSE™ license	(143)	(104)
Purchases of property and equipment	(3)	(4)
Net cash used in investing activities	(146)	(108)
Financing activities:
Proceeds from warrant exercises	820	120
Proceeds from issuance of 2018 Notes	-	4,545
Proceeds from Investor Notes	109	-
Repayment of 2016 and 2018 Notes	(256)	-
Proceeds from the issuance of common stock with warrants	3,286	1,652
Transaction costs	(315)	-
Net cash provided by financing activities	3,644	6,317
Net decrease in cash	(4,135)	371
Cash at beginning of period	5,831	1,170
Cash at end of period	$1,696	$1,541

Non-cash items
Debt discount arising from 2018 Note Offering	$-	$10,088
Embedded derivative liability with 2018 Note Offering	-	7,079
Common stock warrant liability with 2018 Note Offering	-	6,818
Issuance of Class A common stock for conversion of 2018 Notes	421	3,822
Issuance of Class A common stock for exercise of common stock warrants	309	262
Accrued closing costs on the 2018 Notes	-	214
Recognition of right-of-use asset upon adoption of ASC 842	2,397	-
Recognition of lease liability upon adoption of ASC 842	2,360	-

See accompanying notes.

Notes to Condensed Consolidated Financial Statements

1. Organization, Nature of Operations, and Principles of Consolidation

Real Goods Solar, Inc. (the “Company” or “RGS”) is in the solar energy systems business as (i) a manufacturer of POWERHOUSE™ 3.0 in-roof solar shingles and (ii) a residential and small business commercial solar energy engineering, procurement, and construction (“EPC”) firm.

The consolidated financial statements include the accounts of RGS and its wholly-owned subsidiaries. RGS has prepared the accompanying consolidated financial statements in accordance with accounting principles generally accepted in the United States, or “GAAP”, which include the Company’s accounts and those of its subsidiaries. Intercompany transactions and balances have been eliminated. The Company has included the results of operations of acquired companies from the effective date of acquisition.

Principles of Consolidation

The Company has prepared its unaudited interim condensed consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to these rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The unaudited interim financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly, in all material respects, our condensed consolidated balance sheet as of June 30, 2019, the interim results of operations for the three months and six months ended June 30, 2019 and 2018, changes in equity for the three and six months ended June 30, 2019 and 2018 and cash flows for the six months ended June 30, 2019 and 2018. These interim statements have not been audited. The balance sheet as of December 31, 2018 was derived from the Company’s audited consolidated financial statements included in its 2018 10-K. The interim condensed consolidated financial statements contained herein should be read in conjunction with the audited financial statements, including the notes thereto, for the year ended December 31, 2018.

POWERHOUSE™ License Agreement

On September 29, 2017 (the “Effective Date”), the Company executed an exclusive domestic and international world-wide Technology License Agreement (the “License”) with Dow Global Technologies LLC (“Dow”) for its POWERHOUSE™ in-roof solar shingle (“POWERHOUSE™”). The License allows RGS to market the POWERHOUSE™ 3.0 product using the Dow name for a license fee of $3 million. The License requires the Company to commercialize and sell a minimum of 50 megawatts of solar within 5-years of obtaining Underwriter Laboratories (“UL”) Certification to retain exclusive world-wide rights.

The Company obtained UL certification for POWERHOUSE™ 3.0 on November 2, 2018, immediately after which the Company commenced commercialization entailing the manufacturing, marketing and sale of POWERHOUSE™ to roofing companies and homebuilders. In addition, the Company sells POWERHOUSE™ to solar EPC companies, manufacturers and distributors.

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

On March 27, 2019, the Company’s Board of Directors determined to exit its mainland residential solar business to focus on the POWERHOUSE™ in-roof shingle market and reduce overall cash outflow, with the goal of maximizing future shareholder value. The Company believes this structure and realignment enables it to effectively manage its operations and resources. This realignment resulted in the reduction of workforce payroll plus burden of approximately $4.0 million annually.

As of June 30, 2019, the Company had cash of $1.7 million, working capital of $2.6 million and shareholders’ equity of $3.6 million.

The Company has experienced recurring operating losses and negative cash flow from operations which have necessitated:

•	Exiting the mainland residential division and execution of a reduction in workforce;

•	Focusing on growing POWERHOUSE™ revenue through a re-allocation of personnel to POWERHOUSE™ sales and initiating sales to other solar installers and distribution companies; and

•	Raising additional capital. The Company completed a transaction to raise $3.3 million in April 2019.

No assurances can be given that the Company will be successful with its plans to grow revenue for profitable operations.

The Company has historically incurred a cash outflow from its operations as its revenue has not been at a level for profitable operations. As discussed above, a key component of the Company’s revenue growth strategy is the sale of the POWERHOUSE™ 3.0 in-roof solar shingle. The Company obtained UL certification for POWERHOUSE™ at the close of 2018 and therefore only recently began to market POWERHOUSE™ at the start of 2019. The Company believes it will require several quarters to generate sales to meet its goals for profitable operations.

2. Significant Accounting Policies

The Company made no changes to its significant accounting policies during the three and six months ended June 30, 2019, however it implemented Accounting Standards Codification (“ASC”) 842 as discussed in Note 3. Leases.

Recently Adopted Accounting Standards

ASU 2018-20, ASU 2018-11, ASU 2018-01 and ASU 2016-02

In February 2016, the FASB established Topic 842, Leases, by issuing Accounting Standards Update (ASU) No. 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The new standard was effective for the Company on January 1, 2019. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. The accounting standards noted above also requires lessors to classify leases as sales-type, direct financing or operating leases and the Company currently holds leases of solar systems where it is the lessor. Please refer to Note 3. Leases for the impact of the Company’s adoption of Topic 842.

ASU 2018-07

On June 20, 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2018-07 (“ASU 2018-07”), Compensation—Stock Compensation (Topic 718) Improvements to Nonemployee Share-Based Payment Accounting. The amendments in this Update expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). Nonemployee share-based payment awards within the scope of Topic 718 are measured at grant-date fair value of the equity instruments that an entity is obligated to issue when the good has been delivered or the service has been rendered and any other conditions necessary to earn the right to benefit from the instruments have been satisfied. ASU 2018-07 became effective for the Company on January 1, 2019. Nonemployee share-based payments were made during the three months ended June 30, 2019 and the Company has accounted for them in accordance with Topic 718. See Note 4. April 2019 Offering for further detail.

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

Recently Issued Accounting Standards

ASU 2016-13

On June 16, 2016, the Financial Accounting Standards Board issued Accounting Standards Update No. 2016-13 (“ASU 2016-13”), Financial Instruments—Credit Losses (Topic 326). ASU 2016-13 requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. Additionally, any credit losses relating to available-for-sale debt securities will need to be recorded through an allowance for credit losses upon adoption. ASU 2016-13 is effective for the Company for fiscal years beginning after December 15, 2019. The Company expects adoption of ASU 2016-13 to impact various assets on the Condensed Consolidated Balance Sheets, specifically trade receivables and net investments in leases, and is in the process of estimating a lifetime expected credit loss as required by the new standard.

3. Leases

In February 2016, the FASB issued a new standard related to leases to increase transparency and comparability among organizations by requiring the recognition of rights-of-use (“ROU”) assets and lease liabilities on the balance sheet. Most prominent among the changes in the standard is the recognition of ROU assets and lease liabilities by lessees for those leases classified as operating leases. The Company adopted the new standard on January 1, 2019 and used the effective date as its date of initial application. Consequently, financial information will not be updated, and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. The cumulative effect of the change in accounting principal upon adoption of ASC 842 has resulted in an adjustment to retained earnings of $0 million as of January 1, 2019. Additionally, a right-of-use asset in the amount of $2.4 million was recognized in non-current assets with offsetting lease liabilities of $0.3 million and $2.0 million recorded in current and non-current liabilities respectively.

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

Operating lease costs for the three and six months ended June 30, 2019 were $0.3 million and $0.6 million respectively. Cash paid for amounts included in the measurement of lease liabilities amounted to $0.3 million and $0.6 million for the three months and six months ended June 30, 2019 and have been included within the operating section of the Condensed Consolidated Statements of Cash Flows. Non-cash activities related to the adoption of ASC 842 include additions to right-of-use assets of $2.4 million arising from operating lease liabilities. The weighted average remaining lease term and weighted average discount rate are as follows:

June 30,
2019
Weighted Average Remaining Lease Term
Operating Leases	2.41 years
Weighted Average Discount Rate
Operating Leases	15%

Maturities of lease liabilities are as follows:

June 30,
2019
Maturities of lease liabilities
2019	$784,706
2020	614,269
2021	385,908
2022	-
2023	-
Thereafter	-
Total lease payments	1,784,883
Less imputed interest	(273,985)
Total	$1,510,898

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

Maturities of lease receivables are as follows:

June 30,
2019
Maturities of lease receivables
2019	$41,588
2020	84,441
2021	85,912
2022	87,426
2023	88,983
Thereafter	1,062,602
Total lease receivables	1,450,952
Less imputed interest	(610,939)
Present value of lease receivables	840,013
Plus Unguaranteed residual	251,669
Plus Deferred operations and maintenance expenses	59,412
Less Initial direct costs	(80,574)
Total	$1,070,520

The components of the Company’s aggregate net investment in sales-type leases as of June 30, 2019 include lease receivables of $1.5 million, unguaranteed residual assets of $0.3 million, initial direct cost of ($0.08) million, deferred operations and maintenance expense of $0.06 million and unearned revenue of $0.6 million.

4. April 2019 Offering

On April 2, 2019, Company closed an offering and sale of (a) “Primary Units,” each consisting of one share of the Company’s Class A common stock and a Series R Warrant to purchase one share of Class A common stock (the “Series R Warrant”), and (b) “Alternative Units,” each consisting of a Prepaid Series S Warrant to purchase one share of Class A common stock (the “Series S Warrants”) and a Series R Warrant to purchase one share of Class A common stock, pursuant to the Securities Purchase Agreement, dated as of April 2, 2019, by and among the Company and three institutional and accredited investors (the “Investors”) referred to herein as the “April 2019 Offering”. As a result, the Company issued 15,938,280 shares of Class A common stock, Series R Warrants to purchase 17,368,421 shares of Class A common stock, and Series S Warrants to purchase 1,430,141 shares of Class A common stock. The purchase price for a Primary Unit was $0.19 and the purchase price for an Alternative Unit was $0.18.

The Series R Warrant is exercisable at any time after issuance and will remain exercisable for a period of five years thereafter at an exercise price of $.0.20 per share, subject to adjustments for stock splits and similar events. The Series S Warrant is exercisable immediately after issuance and for a period of five years thereafter at an exercise price of $0.19 per share, of which $0.18 was paid at the closing with $0.01 per share payable upon exercise.

The Company received net proceeds of approximately $2.9 million at the closing, after deducting commissions to the placement agents and estimated offering expenses payable by the Company associated with the offering.

In connection with the closing of the offering, the Company paid a cash fee of $231,000 to the placement agent for the offering. The Company also reimbursed $5,000 of the placement agent’s expenses and $35,000 of legal expenses of the placement agent. In addition, the Company issued a warrant to purchase 1,389,474 shares of Class A common stock to the placement agent.

The Series R Warrants have been accounted for in accordance with ASC 480. The Series R Warrants are accounted for as liabilities due to provisions allowing the Investors to request redemption in cash, upon a change of control or failure to timely deliver shares of Class A common stock upon exercise. The Company classifies these common stock warrant liabilities on the Condensed Consolidated Balance Sheet as long-term liabilities due to their maturity in 5 years. The Series R Warrants are revalued at each balance sheet date subsequent to their initial issuance. The Company used a Monte Carlo pricing model to value these warrant liabilities. The Monte Carlo pricing model, which is based, in part, upon unobservable inputs for which there is little or no market data, requires the Company to develop its own assumptions. See Note 10. Fair Value Measurements for information about the techniques we use to measure the fair value of our Series R Warrants.

The Series S Warrants are derivatives and have been accounted for in accordance with ASC 815. The derivatives do not meet the criteria for equity classification and have been recorded at their fair value on the Condensed Consolidated Balance Sheets as a long-term liability due to their maturity in 5 years. Any changes in the fair value of the conversion options have been recorded as a gain or loss directly on the Condensed Consolidated Statement of Operations. See Note 10. Fair Value Measurements for information about the techniques we use to measure the fair value of our derivative instruments.

The placement agent warrants have been accounted for as non-employee compensation in accordance with ASC 718 upon adoption of ASU 2018-07 which became effective for the Company on January 1, 2019. The warrants were issued to the placement agents for their assistance with the April 2019 Offering and do not meet the requirements for liability classification. Additionally, the placement agent warrants contain a redemption feature which is not solely within the control of the Company resulting in temporary equity presentation on the Condensed Consolidated Balance Sheet as of June 30, 2019. They have been reflected at their grant date fair value and will be reassessed if it becomes probable that the warrants will be redeemable.

5. Inventory

Inventory for our Solar Division consists primarily of solar energy system components (such as solar panels and inverters) and its cost is determined by the first-in, first-out ("FIFO") method. The inventory is stated at the lower of cost or net realizable value with an allowance for slow moving and obsolete inventory items based on an estimate of the markdown to the retail price required to sell or dispose of such items. The Company has an allowance for obsolete or slow-moving inventory of $0.5 million and $0.7 million at June 30, 2019 and December 31, 2018, respectively.

POWERHOUSE™ inventories are recorded at lower of cost (FIFO) or net realizable value. As of June 30, 2019, and December 31, 2018, there was no excess and obsolete inventory reserve for POWERHOUSE™ inventories.

	June 30,	December 31,
	2019	2018
Productive material, work in process and supplies	$1,309	$92
Finished product, including service parts, etc.	3,820	2,174
Total inventories	5,129	2,266
Reserve for obsolescence	(491)	(671)
Total inventories, net	$4,638	$1,595

6. Accrued Liabilities

Accrued liabilities consist of the following:

	June 30,	December 31,
(in thousands)	2019	2018
Accrued Expenses	$711	$924
Received not billed	870	240
Accrued Compensation	380	476
Other	59	69
Accrued Project Costs	85	102
Total	$2,105	$1,811

7. Related Parties

On May 23, 2017, the Company entered into an agreement with Mobomo, LLC (“Mobomo”) for the design and development of intellectual property at a cost of $0.5 million. The intellectual property consisted of an integrated mobile phone application and the new RGS 365™ customer portal. As of June 30, 2019, and December 31, 2018, Mobomo provided data hosting services which totaled approximately $5,000 and $20,000, respectively.

Mobomo’s Chief Executive Officer is the son of the Company’s CEO. The Company approved the agreement in accordance with its related-party transaction policy.

8. Contingencies

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

9. Shareholders’ Equity

During the three and six months ended June 30, 2018, the Company issued stock options under the 2018 Long-Term Incentive Plan, however, none of these options were exercised during the three and six months ended June 30, 2019. During the three months ended June 30, 2019, 215,500 stock options were granted.

Related specifically to the Company’s issuance of convertible notes and warrants on April 9, 2018, the Company issued 894,836 shares of its Class A common stock upon the conversion of the 2018 convertible notes and 210,000 shares of its Class A common stock upon exercise of the Series Q warrants during the six months ended June 30, 2019. No such conversions or exercises took place during the three months ended June 30, 2019.

As discussed in Note 4. April 2019 Offering, the Company issued the Series R Warrants, Series S Warrants and placement agent warrants. Of the warrants issued, 1,430,141 shares of Class A common stock were issued upon exercise of the Series S warrants and 3,688,935 shares of Class A common stock were issued upon exercise of the Series R warrants during the three months ended June 30, 2019.

At June 30, 2019, the Company had the following shares of Class A common stock reserved for future issuance:

Stock options and grants outstanding under incentive plans	1,121,228
Common stock warrants outstanding	23,573,833
Total shares reserved for future issuance	24,695,061

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

The Company accounts for Series R Warrants in accordance with ASC 480. The Series R Warrants are accounted for as liabilities due to provisions in the warrants allowing the Investors to request redemption in cash upon a change of control or failure to timely deliver shares of Class A common stock upon exercise. The Company classifies these warrant liabilities on the Consolidated Balance Sheet as long-term liabilities, which are revalued at each balance sheet date subsequent to their initial issuance. The Company used a Monte Carlo pricing model to initially value the Series R Warrants however, due to the immaterial difference in valuations between the two models, the Company utilized Black Scholes as of June 30, 2019 to value these common stock warrant liabilities which is based, in part, upon unobservable inputs some of which have little or no market data, requiring the Company to develop its own assumptions. The following tables summarize the basis used to measure certain financial assets and liabilities at fair value on a recurring basis in the consolidated balance sheets:

Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Items	Inputs	Inputs
Balance at June 30, 2019 (in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Common stock warrant liability	$3,766	-	-	$3,766
	$3,766	-	-	$3,766

The following table shows the reconciliation from the beginning to the ending balance for the Company’s common stock warrant liability measured at fair value on a recurring basis using significant unobservable inputs (i.e. Level 3) for the period ended June 30, 2019:

(in thousands)	Series Q common stock warrant liability	Series R common stock warrant liability	Series S common stock warrant liability	Total
Fair value of financial liabilities at December 31, 2018	$511	$-	$-	$511
April 2019 Offering	-	2,605	250	2,855
Change in the fair value of common stock warrant liabilities, net	(30)	1,518	-	1,488
Adjustment for exercise of common stock warrant liabilities	(241)	(597)	(250)	(1,088)
Fair value of financial liabilities at June 30, 2019	$240	$3,526	$-	$3,766

The assumptions used in the Black Scholes model were as follows:

	Exercise Price	Strike Floor	Closing Market Price (average)	Risk-free Rate	Dividend Yield	Market Price Volatility	Remaining Term (years)
Series Q Common Stock Warrant Liability June 30, 2019	$0.19	N/a	$0.28	1.76%	0.00%	151%	3.78
Series R Common Stock Warrant Liability June 30, 2019	$0.20	N/a	$0.28	1.76%	0.00%	151%	4.76

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

11. Segment Information

Financial information for the Company’s segments and a reconciliation of the total of the reportable segments’ income (loss) from operations (measures of profit or loss) to the Company’s consolidated net loss are as follows:

	Three Months ended June 30,		Six Months ended June 30,
(in thousands)	2019	2018	2019	2018
Contract revenue:
Solar Division	$2,188	$3,568	$4,248	$6,381
POWERHOUSE™	106	-	171	-
Other	-	-	37	11
Consolidated contract revenue	2,294	3,568	4,456	6,392
Operating loss:
Solar Division	(532)	(571)	(2,150)	(1,996)
POWERHOUSE™	(1,004)	(57)	(1,465)	(108)
Other	(1,816)	(3,581)	(4,239)	(6,496)
Operating loss	(3,352)	(4,209)	(7,854)	(8,600)
Reconciliation of consolidated loss from operations to consolidated net loss:
Change in fair value of derivative liabilities and loss on debt extinguishment	(1,502)	(3,073)	(1,445)	(3,046)
Amortization of debt discount and deferred loan costs	(234)	(1,435)	(287)	(1,435)
Other income	12	955	20	985
Net loss	$(5,076)	$(7,762)	$(9,566)	$(12,096)

The following is a reconciliation of reportable segments’ assets to the Company’s consolidated total assets. The Other segment includes certain unallocated corporate amounts.

	June 30,	December 31,
(in thousands)	2019	2018
Total assets:
Solar Division	$6,224	$7,136
POWERHOUSE™	7,592	4,298
Other	1,669	4,826
	$15,485	$16,260

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operations and financial condition. You should read this analysis in conjunction with our interim condensed consolidated financial statements and related footnotes. This discussion and analysis contains statements of a forward-looking nature relating to future events or our future financial performance. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements, including those set forth in our 2018 10-K, our Quarterly Report on Form 10-Q for the period ended March 31, 2019 and this report.

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

We operate as three reportable segments: (1) Solar Division – the installation of solar energy systems for homeowners, including lease financing thereof, and small business commercial in the United States; (2) POWERHOUSE™ - the manufacturing and sales of solar shingles; and (3) Other – corporate operations. On March 27, 2019, our Board of Directors decided to exit our mainland residential solar business to focus on the POWERHOUSE™ in-roof shingle market and reduce overall cash outflow, with the goal of maximizing future shareholder value. We believe this structure and realignment enables us to effectively manage our operations and resources.

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

POWERHOUSE™ License

On September 29, 2017, we executed the License with Dow, providing us an exclusive domestic and international right to commercialize the POWERHOUSE™ in-roof solar shingle, an innovative and aesthetically pleasing solar shingle system developed by Dow. The POWERHOUSE™ 1.0 and 2.0 versions used CIGS (copper indium gallium selenide solar cells) technology which had a high manufacturing cost, resulting in the product not being consumer price friendly. Conversely, the POWERHOUSE™ 3.0 version was developed with traditional silicon solar cells to increase solar production and to provide a competitive consumer price point.

In addition to the License, we executed a Trademark License Agreement (the “TLA”), a Technology Service Agreement and a Sales Agreement- Surplus Property with Dow. The execution of the TLA allows us to market the POWERHOUSE™ 3.0 product using the Dow name.

Under the terms of the License, we will produce, market and sell POWERHOUSE™ 3.0, for which we paid a license fee of $3 million and thereafter a royalty fee equal to 2.5% against net sales of the POWERHOUSE™ product and services, payable quarterly in arrears. Further, we were responsible for all costs to obtain UL certification and for the prosecution of all related patents world-wide, which may be offset against the payment of the royalty fee. During December 2018, we began commercialization of POWERHOUSE™ 3.0 entailing the manufacturing, marketing and sale of POWERHOUSE™ 3.0 to roofing companies and homebuilders.

As of June 30, 2019, we have invested approximately $3.2 million that has been capitalized to the POWERHOUSE™ License, an intangible asset on the Consolidated Balance Sheet.

Key Metrics

Key operational metric, gross margin on residential segment, currently our largest segment

We utilize a job costing system whereby employees record their time to projects. We accumulate the cost of idle time reflecting the cost we incur to maintain a construction organization until our revenue grows, allowing for greater utilization of our construction organization. Cost of goods sold (“COGS”) include direct project installation costs (materials, labor, travel, financing fees, and estimated warranty costs) and indirect costs for project installation support (including un-utilized labor of idle time of construction crews, supplies, and insurance). We employ an internal time reporting system to determine COGS and resulting gross margin percentage used by us to measure our performance in achieving gross margin percentage targets. Further, we measure COGS per watt based upon COGS, excluding idle time, divided by the aggregate watts of systems installed during the period. For financial reporting purposes, COGS include the idle time of construction crews and indirect costs. Gross margin percentage on actual installation time is not a measure defined by generally accepted accounting principles.

For the three months ended June 30, 2018, the Company employed its own installation crews as compared to the Company utilizing authorized integrators during the three months ended June 30, 2019, a decision made by management as it relates to the installation of backlog on a go forward basis after the reduction of headcount at the end of March 2019. While the utilization of authorized integrators is more costly than our own installation crews, it is offset by reducing staff idle time. The decrease in gross margin shown below is due to the impact of indirect fixed costs spread across lesser installation revenue.

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Gross margin % on actual installation time	17%	24%	16%	24%
Gross margin % including idle time	11%	15%	-5%	9%

Backlog

Represents the dollar amount of revenue that may be recognized in the future from signed contracts without taking into account possible future cancellations. Backlog is not a measure defined by generally accepted accounting principles and is not a measure of contract profitability. The backlog amounts disclosed are net of cancellations received and include anticipated revenues associated with (i) the original contract amounts, and (ii) change orders for which written confirmations have been received. Backlog may not be indicative of future operating results.

The following table summarizes changes to our backlog for the Solar Division and POWERHOUSE™ during the six-month period ended June 30, 2019:

(in thousands)	Solar Division	POWERHOUSE™
Backlog at January 1, 2019	$15,657	$-
Bookings from new awards (“Sales”)	8,121	66
Cancellations and reductions on existing contracts	(4,503)	-
Amounts recognized in revenue upon installation	(1,386)	(65)
Backlog at March 31, 2019	$17,889	$1
Bookings from new awards (“Sales”)	3,609	7,802
Cancellations and reductions on existing contracts	(4,408)	-
Amounts recognized in revenue upon installation	(1,779)	(105)
Backlog at June 30, 2019	$15,311	$7,698

Critical Accounting Policies and Estimates

There were no material changes to our critical accounting policies or estimates during the six months ended June 30, 2019 from those disclosed in our 2018 10-K. The adoption of ASC 842 related to leases has not had a material impact on our results of operation, financial condition or cash flows.

Results of Operations

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

Contract revenue:

Sale and installation of solar energy systems. Sale and installation of solar energy system revenue decreased by $1.5 million, or 45%, to $1.9 million during the three months ended June 30, 2019, from $3.4 million during the three months ended June 30, 2018. The decrease in revenue reflects management’s decision to exit the mainland residential solar business and install only its existing backlog.

Contract expenses:

Installation of solar energy systems. Installation of solar energy system expenses decreased $1.2 million, or 40%, to $1.8 million during the three months ended June 30, 2019, from $3.0 million during the three months ended June 30, 2018. The reduction of contract expenses reflects the lower revenue for the three months ended June 30, 2019 as compared to the same period in 2018.

Customer acquisition: Customer acquisition expense decreased $0.3 million during the three months ended June 30, 2019, or 38%, to $0.5 million from $0.8 million during the three months ended June 30, 2018. The decrease in customer acquisition resulted from management’s decision to exit the mainland residential solar business.

Operating Expenses: Operating expenses for the three months ended June 30, 2019 was $2.6 million compared to $2.3 million during the three months ended June 30, 2018, an increase of $0.3 million, or 13%, primarily due to expansion of POWERHOUSE™ operations over the previous 12-month period.

Goodwill Impairment: As of June 30, 2018, we concluded that the fair value of goodwill no longer exceeded its carrying value and wrote off the goodwill balance.

Change in fair value of derivative liabilities, loss on debt extinguishment and amortization of debt discount & deferred loan costs: During the three months ended June 30, 2018, the issuance of the 2018 convertible notes, subsequent conversions and revaluation of the derivative liabilities resulted in a net loss of $3.1 million. Additionally, interest expense increased $1.4 million due to the accretion of the debt discount and deferred loan costs related to the 2018 convertible notes. During the three months ended June 30, 2019 we recorded a net loss of $1.5 million related to the change in fair value of derivative liabilities associated with warrants issued with the April 2019 Offering.

Other (income) expense: During the quarter ended June 30, 2018, the Company recorded a gain from settlement of a long-term insurance liability.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

Contract revenue:

Sale and installation of solar energy systems. Sale and installation of solar energy system revenue decreased $2.5 million, or 42%, to $3.4 million during the six months ended June 30, 2019, from $5.9 million during the six months ended June 30, 2018. The decrease in revenue resulted from management’s decision to exit the mainland residential solar business and install only its existing backlog.

Contract expenses:

Installation of solar energy systems. Installation of solar energy system expenses decreased $2.1 million, or 36%, to $3.7 million during the three months ended June 30, 2019, from $5.8 million during the three months ended June 30, 2018, which corresponds to the reduction of installation revenue during this same time comparison.

Customer acquisition: Customer acquisition expense decreased $0.4 million during the six months ended June 30, 2019, or 20%, to $1.6 million from $2.0 million during the six months ended June 30, 2018. The decrease in customer acquisition resulted from management’s decision to exit the mainland residential solar business.

Operating expense: Operating expenses increased $0.8 million, or 16%, to $5.7 million during the six months ended June 30, 2019 compared to $4.9 million during the six months ended June 30, 2018, primarily due to expansion of POWERHOUSE™ operations over the previous 12-month period.

Change in fair value of derivative liabilities, loss on debt extinguishment and amortization of debt discount & deferred loan costs: During the six months ended June 30, 2018, the issuance of the 2018 convertible notes, subsequent conversions and revaluation of the derivative liabilities resulted in a net loss of $3.1 million. Additionally, interest expense increased $1.4 million due to the accretion of the debt discount and deferred loan costs related to the 2018 convertible notes. During the three months ended June 30, 2019 we recorded a net loss of $1.4 million related to the change in fair value of derivative liabilities associated with warrants issued with the April 2019 Offering.

Other (income) expenses: During the quarter ended June 30, 2018, the Company recorded a gain from settlement of a long-term insurance liability.

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

On March 27, 2019, the Company’s Board of Directors decided to exit its mainland residential solar business to focus on the POWERHOUSE™ in-roof shingle market and reduce overall cash outflow, with the goal of maximizing future shareholder value. The Company believes this structure and realignment enables it to effectively manage its operations and resources. This realignment resulted in the reduction of workforce payroll plus burden of approximately $4.0 million annually.

As of June 30, 2019, we had cash of $1.7 million, working capital of $2.6 million and shareholders’ equity of $3.6 million.

We have experienced recurring operating losses and negative cash flow from operations which have necessitated:

•	Exiting the mainland residential division and execution of a reduction in workforce;

•	Focusing on growing POWERHOUSE™ revenue through a re-allocation of personnel to POWERHOUSE™ sales and initiating sales to other solar installers and distribution companies; and

•	Raising additional capital. We completed a transaction to raise $3.3 million in April 2019.

No assurances can be given that we will be successful with our plans to grow revenue for profitable operations.

We have historically incurred a cash outflow from our operations as our revenue has not been at a level for profitable operations. As discussed above, a key component of our revenue growth strategy is the sale of our POWERHOUSE™ 3.0 in-roof solar shingle. We obtained UL certification for POWERHOUSE™ at the close of 2018 and therefore only recently began to market POWERHOUSE™ at the start of 2019. We believe we will require several quarters to generate sales to meet our goals for profitable operations.

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

Cash Flows

The following table summarizes our primary sources (uses) of cash during the periods presented:

	For the Six Months
	Ended June 30
	2019	2018
Net cash (used in) provided by:
Operating activities	$(7,633)	$(5,838)
Investing activities	(146)	(108)
Financing activities	3,644	6,317
Net increase (decrease) in cash	$(4,135)	$371

Operating activities. Our operating activities used net cash of $7.6 million and $5.8 million during the six months ended June 30, 2019 and 2018, respectively. Our increase in cash used in operations of $1.8 million was primarily attributable to an increase in manufactured POWERHOUSE™ inventory of $1.5 million.

Investing activities. Cash used in investing activities during the six months ended June 30, 2019 and 2018, were immaterial.

Financing activities. We raised net cash of approximately $3.0 million from the issuance of securities related to the April 2019 Offering during the six months ended June 30, 2019, as compared $6.3 million during the six months ended June 30, 2018 from (i) $4.5 million from the issuance of the 2018 convertible notes, (ii) $1.7 million from the issuance of securities on January 4, 2018, and (iii) $0.1 million from the issuance of Class A commons stock upon exercise of warrants.

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

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon their evaluation as of June 30, 2019, they have concluded that those disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, the Company may be involved in legal proceedings that are considered to be in the normal course of business. There were no material developments to previously reported legal proceedings during the three months ended June 30, 2019.

Item 1A.	Risk Factors

We do not have a sufficient number of authorized shares of Class A common stock for a future capital raise of Class A common stock or securities convertible into or exercisable for Class A common stock.

In the past, we have raised capital by issuing shares of Class A common stock or securities convertible into or exercisable for Class A common stock, or a combination thereof. We may need to raise additional capital in the future. As of August 8, 2019, we have approximately 12 million available shares of Class A common stock (after taking into account shares of Class A common stock reserved for issuance, for example, under outstanding warrants). At our June 2019 annual shareholders’ meeting, we requested that our shareholders approve an amendment to our articles of incorporation to increase the authorized number of shares of Class A common stock from 150,000,000 to 250,000,000.  Our shareholders did not approve the amendment and, accordingly, we do not believe we have a sufficient number of shares of Class A common stock authorized to raise a meaningful amount of capital through an offering of Class A common stock or securities convertible into or exercisable for Class A common stock in the future. We only recently began the nationwide commercialization of POWERHOUSE™ 3.0, and, accordingly, we expect to incur a quarterly cash outflow for a portion of 2019. In the event that we have insufficient capital to cover our operating expenses, including the commercialization of POWERHOUSE™ 3.0, we would evaluate further cost-reduction measures, sale of assets, seeking capital from issuance of our other authorized classes of securities, and seeking capital from Class A common stock warrant exercises by reducing the exercise price of Class A common stock warrants to induce conversion. No assurances can be given that we will be successful in doing so.

Item 6.	Exhibits.

Exhibit No.	Description

4.1	Form of Series R Warrant, dated April 2, 2019, issued to investors party to the Securities Purchase Agreement, dated April 2, 2019 (Incorporated by reference to Exhibit 4.1 to Real Goods Solar, Inc.’s Periodic Report on Form 8-K filed April 2, 2019 (Commission File No. 001-34044)).

4.2	Form of Series S Warrant, dated April 2, 2019, issued to investors party to the Securities Purchase Agreement, dated April 2, 2019 (Incorporated by reference to Exhibit 4.2 to Real Goods Solar, Inc.’s Periodic Report on Form 8-K filed April 2, 2019 (Commission File No. 001-34044)).

4.3	Form of Placement Agent Warrant, dated as of April 2, 2019, issued to Dawson James Securities, Inc. (Incorporated by reference to Exhibit 4.1 to Real Goods Solar, Inc.’s Periodic Report on Form 8-K filed April 4, 2019 (Commission File No. 001-34044)).

10.1	Engagement Letter, dated March 19, 2019, among Real Goods Solar, Inc. and Dawson James Securities, Inc. (Incorporated by reference to Exhibit 1.1 to Real Goods Solar, Inc.’s Periodic Report on Form 8-K filed April 2, 2019 (Commission File No. 001-34044)).

10.2	Form of Securities Purchase Agreement, dated April 2, 2019, among Real Goods Solar, Inc. and the purchasers party thereto (Incorporated by reference to Exhibit 10.1 to Real Goods Solar, Inc.’s Periodic Report on Form 8-K filed April 2, 2019 (Commission File No. 001-34044)).

10.3	Form of Leak-Out Agreement, dated April 2, 2019, among Real Goods Solar, Inc. and certain purchasers party to the Securities Purchase Agreement, dated April 2, 2019 (Incorporated by reference to Exhibit 10.2 to Real Goods Solar, Inc.’s Current Report on Form 8-K filed April 2, 2019 (Commission File No. 001-34044)).

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf, by the undersigned, thereunto duly authorized.

Real Goods Solar, Inc.
(Registrant)

Date: August 13, 2019	By:	/s/ Dennis Lacey
Dennis Lacey
Chief Executive Officer and Director (Authorized Officer)

Date: August 13, 2019	By:	/s/ Alan Fine
Alan Fine
Chief Financial Officer and Treasurer (Principal Financial Officer)